Form 10-Q
period 2018-09-29
HAEMONETICS CORP
filed 2018-11-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: September 29, 2018
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
The number of shares of $0.01 par value common stock outstanding as of November 2, 2018: 51,684,326

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues	$241,581	$225,377	$470,928	$436,328
Cost of goods sold	129,674	120,815	275,777	240,101
Gross profit	111,907	104,562	195,151	196,227
Operating expenses:
Research and development	8,583	7,521	17,989	15,714
Selling, general and administrative	77,248	72,783	145,793	139,644
Total operating expenses	85,831	80,304	163,782	155,358
Operating income	26,076	24,258	31,369	40,869
Gain on divestiture	—	—	—	8,000
Interest and other expense, net	(3,039)	(1,397)	(5,017)	(2,756)
Income before provision for income taxes	23,037	22,861	26,352	46,113
Provision for income taxes	4,311	2,759	10,445	5,874
Net income	$18,726	$20,102	$15,907	$40,239

Net income per share - basic	$0.36	$0.38	$0.31	$0.77
Net income per share - diluted	$0.35	$0.38	$0.30	$0.76

Weighted average shares outstanding
Basic	51,605	52,619	51,862	52,531
Diluted	53,138	52,981	53,365	52,896

Comprehensive income	$18,403	$21,937	$10,865	$45,703
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 29, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,763	$180,169
Accounts receivable, less allowance of $3,253 at September 29, 2018 and $2,111 at March 31, 2018	161,590	151,226
Inventories, net	163,584	160,799
Prepaid expenses and other current assets	27,868	28,983
Total current assets	552,805	521,177
Property, plant and equipment, net	344,560	332,156
Intangible assets, less accumulated amortization of $264,742 at September 29, 2018 and $249,278 at March 31, 2018	141,483	156,589
Goodwill	210,844	211,395
Deferred tax asset	3,765	3,961
Other long-term assets	12,254	12,061
Total assets	$1,265,711	$1,237,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$12,664	$194,259
Accounts payable	57,857	55,265
Accrued payroll and related costs	49,132	69,519
Other liabilities	69,514	65,660
Total current liabilities	189,167	384,703
Long-term debt, net of current maturities	330,988	59,423
Deferred tax liability	13,235	6,526
Other long-term liabilities	30,983	34,258
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,624,719 shares at September 29, 2018 and 52,342,965 shares at March 31, 2018	516	523
Additional paid-in capital	530,480	503,955
Retained earnings	194,375	266,942
Accumulated other comprehensive loss	(24,033)	(18,991)
Total stockholders’ equity	701,338	752,429
Total liabilities and stockholders’ equity	$1,265,711	$1,237,339

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net income	$15,907	$40,239
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	51,692	43,986
Impairment of assets	21,170	—
Stock-based compensation expense	7,961	4,199
Gain on divestiture	—	(8,000)
Provision for losses on accounts receivable and inventory	549	688
Other non-cash operating activities	1,277	312
Change in operating assets and liabilities:
Change in accounts receivable	(13,326)	10,739
Change in inventories	(3,912)	7,284
Change in prepaid income taxes	(349)	776
Change in other assets and other liabilities	4,095	3,920
Change in accounts payable and accrued expenses	(4,585)	(6,815)
Net cash provided by operating activities	80,479	97,328
Cash Flows from Investing Activities:
Capital expenditures	(76,002)	(29,125)
Proceeds from divestiture	—	9,000
Proceeds from sale of property, plant and equipment	656	1,346
Net cash used in investing activities	(75,346)	(18,779)
Cash Flows from Financing Activities:
Term loan borrowings	347,780	—
Repayment of term loan borrowings	(258,103)	(28,455)
Proceeds from employee stock purchase plan	1,780	1,622
Proceeds from exercise of stock options	7,127	10,120
Share repurchases	(80,000)	—
Other financing activities	—	417
Net cash provided by (used in) financing activities	18,584	(16,296)
Effect of exchange rates on cash and cash equivalents	(4,123)	1,805
Net Change in Cash and Cash Equivalents	19,594	64,058
Cash and Cash Equivalents at Beginning of Period	180,169	139,564
Cash and Cash Equivalents at End of Period	$199,763	$203,622
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,833	$3,768
Income taxes paid	$5,053	$5,449
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$12,099	$3,965

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 29, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2019 or any other interim period. The Company has assessed its ability to continue as a going concern. As of September 29, 2018, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 31, 2018.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company had no significant subsequent events.

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
In March 2016, the FASB issued ASC Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The purpose of ASC Update No. 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in its consolidated statement of operations.
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
The Company adopted ASU 2014-09 on April 1, 2018 using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software contracts. Software revenue accounted for approximately 7.9% and 8.0% of total revenue for the three and six months ended September 29, 2018, respectively, and for approximately 8.5% and 8.4% of total revenue for the three and six months ended September 30, 2017, respectively. The new standard has been applied only to those contracts that were not completed as of March 31, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items in the consolidated balance sheet and consolidated statement of income and comprehensive income.

Other Recent Accounting Pronouncements

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740). The guidance requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period in which the transfer occurs. The Company adopted ASC Update No. 2016-16 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2016-16 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flow (Topic 230). The guidance reduces diversity in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The Company adopted ASC Update No. 2016-15 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2016-15 did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASC Update No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (Topic 718). The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The Company adopted ASC Update No. 2017-09 during the first quarter of fiscal 2019. The adoption of ASC Update No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The new guidance makes more financial and non-financial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements for hedging activities and changes how companies assess hedge effectiveness. The Company early adopted ASC Update No. 2017-12 during the second quarter of fiscal 2019. The adoption of ASC Update No. 2017-12 did not have an impact on the Company's consolidated financial statements or the classification of its designated and non-designated hedge contracts.

3. RESTRUCTURING

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify opportunities for efficiencies, enhance commercial capabilities, align its resources and offer its customers better solutions. In order to realize these opportunities, the Company undertakes restructuring-type activities to transform its business.
During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. The Company expects to incur aggregate charges between $50 million and $60 million associated with these actions, of which it expects $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During the three and six months ended September 29, 2018, the Company incurred $1.9 million and $5.3 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $41.9 million.

During fiscal 2017, the Company launched a restructuring program (the "2017 Program") designed to reposition its organization and improve its cost structure. During the three and six months ended September 29, 2018, there were nominal restructuring and turnaround charges recorded under this program. During the three and six months ended September 30, 2017, the Company incurred $5.2 million and $7.7 million, respectively, of restructuring and turnaround costs under this program. The 2017 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 Program for the six months ended September 29, 2018, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 Program	Total
Balance at March 31, 2018	$27,129	$1,406	$28,535
Costs incurred, net of reversals	(382)	57	(325)
Payments	(12,159)	(984)	(13,143)
Non-cash adjustments	(96)	—	(96)
Balance at September 29, 2018	$14,492	$479	$14,971

The substantial majority of restructuring costs during the three and six months ended September 29, 2018 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income. As of September 29, 2018, the Company had a restructuring liability of $15.0 million, of which $13.6 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three and six months ended September 29, 2018, the Company also incurred costs of $2.2 million and $5.8 million, respectively, that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which it refers to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Japan	$91	$2	$102	$111
EMEA	(5)	15	119	25
North America Plasma	—	—	(40)	—
All Other	(119)	134	(506)	1,071
Total	$(33)	$151	$(325)	$1,207

Turnaround costs	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Japan	$—	$—	$—	$—
EMEA	—	20	28	26
North America Plasma	31	197	41	349
All Other	2,120	5,419	5,723	6,688
Total	$2,151	$5,636	$5,792	$7,063

Total restructuring and turnaround costs	$2,118	$5,787	$5,467	$8,270

4. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

The Company's reported tax rate for the three and six months ended September 29, 2018 was 18.7% and 39.6%, respectively. The rate for the three months ended September 29, 2018 includes a discrete stock compensation windfall benefit of $2.6 million. The rate for the six months ended September 29, 2018 is higher than the U.S. statutory tax rate primarily as a result of asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against its deferred tax assets in the impacted jurisdiction. Refer to Note 8, Property, Plant and Equipment for additional details. The Company's effective tax rate was also negatively impacted by certain provisions of the recently enacted U.S. tax reform as discussed below.

During the three months ended September 29, 2018 and September 30, 2017, the Company reported an income tax provision of $4.3 million and $2.8 million, respectively. During the six months ended September 29, 2018 and September 30, 2017, the Company reported an income tax provision of $10.4 million and $5.9 million, respectively. The change in the Company's tax provision for both the three and six months ended September 29, 2018 was primarily due to an increase in the tax expense of its U.S. entity, which was impacted by the U.S. tax reform provisions discussed in more detail below, partially offset by a discrete stock compensation windfall benefit.

During fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. As of September 29, 2018, the Company had not completed its accounting for the tax effects of the enactment of the Act. However, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. During the three and six months ended September 29, 2018, the Company recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act. The Company will continue to refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law. In the third quarter of fiscal 2019, the Company will finalize its accounting for the tax effects of the Act.

The Company has incorporated the other impacts of the Act that became effective in fiscal 2019 in the calculation of the year to date tax provision and effective tax rate, including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti Abuse Tax, as well as other provisions which limit tax deductibility of expenses.

The Company is in a three year cumulative loss position in the U.S. and, accordingly, maintains a valuation allowance against certain U.S. deferred tax assets. Additionally, the Company also maintains a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which it has concluded are not more-likely-than-not realizable.

5. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic EPS
Net income	$18,726	$20,102	$15,907	$40,239
Weighted average shares	51,605	52,619	51,862	52,531
Basic income per share	$0.36	$0.38	$0.31	$0.77
Diluted EPS
Net income	$18,726	$20,102	$15,907	$40,239
Basic weighted average shares	51,605	52,619	51,862	52,531
Net effect of common stock equivalents	1,533	362	1,503	365
Diluted weighted average shares	53,138	52,981	53,365	52,896
Diluted income per share	$0.35	$0.38	$0.30	$0.76

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and six months ended September 29, 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million and 0.1 million anti-dilutive shares, respectively. For the three and six months ended September 30, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million and 0.8 million anti-dilutive shares, respectively.

Share Repurchase Plan
On February 6, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $260 million of its outstanding common stock from time to time, based on market conditions, through March 30, 2019.

In May 2018, the Company completed a $100.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51. In August 2018, the Company completed an additional $80.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in June 2018. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

As of September 29, 2018, the total remaining authorization for repurchases of the Company’s common stock under its share repurchase program was $80.0 million.

6. REVENUE

The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration it expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

As of September 29, 2018, the Company had $26.2 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 57% of this amount as revenue within the next twelve months and the remaining balance thereafter.

The Company adopted Topic 606 as of April 1, 2018, using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 on April 1, 2018, primarily related to deferred revenue associated with software revenue. The new standard has been applied only to those contracts that were not completed as of March 31, 2018.

The impact of adopting Topic 606 was not significant to individual financial statement line items in the consolidated balance sheet as of September 29, 2018 or in the consolidated statements of income and comprehensive income for the three and six months ended September 29, 2018.

Product Revenues

The majority of the Company’s performance obligations related to product sales are satisfied at a point in time. Product sales consist of the sale of its disposable blood component collection and processing sets and the related equipment. The Company’s performance obligation related to product sales is satisfied upon shipment or delivery to the customer based on the specified terms set forth in the customer contract. Shipping and handling activities performed after a customer obtains control of the good are treated as fulfillment activities and are not considered to be a separate performance obligation. Revenue is recognized over time for maintenance plans provided to customers that provide services beyond the Company’s standard warranty period. Payment terms between customers related to product sales vary by the type of customer, country of sale, and the products or services offered and could result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

For product sales to distributors, the Company recognizes revenue for both equipment and disposables upon shipment to distributors, which is when its performance obligations are complete. The Company's standard contracts with its distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with any installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product.

The Company also places equipment at customer sites. While the Company retains ownership of this equipment, the customer has the right to use it for a period of time provided they meet certain agreed to conditions. The Company recovers the cost of providing the equipment from the sale of its disposables.

Software and Other Revenues

To a lesser extent, the Company enters into other types of contracts including certain software licensing arrangements to provide software solutions to support its plasma, blood collection and hospital customers. A portion of its software sales are perpetual licenses typically accompanied by significant implementation services related to software customization as well as other professional and technical services. The Company generally recognizes revenue from the sale of perpetual licenses and related customization services over time (the Company is creating or enhancing an asset that the customer controls) using an input method which requires it to make estimates of the extent of progress toward completion of the contract. When the Company provides other services, including in some instances hosting, technical support and maintenance, it recognizes these fees and charges over time (the customer simultaneously receives and consumes benefits), as performance obligations for these services are satisfied during the contract period. Certain of its software licensing arrangements are term-based licenses that include a per-collection or a usage-based fee related to the use of the license and the related technical support and hosting services. For these usage-based arrangements, the Company applies the revenue recognition exception resulting in revenue recognition occurring upon the later of actual usage or satisfaction of the related performance obligations. The payment terms for software licensing arrangements vary by customer pursuant to the terms set forth in the customer contract and result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

Significant Judgments

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. The Company's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material.

Contract Balances

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of September 29, 2018 and April 1, 2018, the Company had contract assets of $5.2 million and $2.7 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of September 29, 2018 and April 1, 2018, the Company had contract liabilities of $16.4 million and $16.6 million, respectively. During the three and six months ended September 29, 2018, the Company recognized $4.1 million and $11.5 million, respectively, of revenue that was included in the above April 1, 2018 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

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

(In thousands)	September 29, 2018	March 31, 2018(1)
Raw materials	$51,028	$52,997
Work-in-process	13,075	10,774
Finished goods	99,481	97,028
Total inventories	$163,584	$160,799
(1) The Company corrected the classification of inventory as of March 31, 2018. This correction did not change total inventories and did not have a financial statement impact.

8. PROPERTY, PLANT AND EQUIPMENT
As part of the acquisition of the whole blood business from Pall Corporation (“Pall”) in fiscal 2012, Pall agreed to manufacture and install in one of the Company's facilities a filter media manufacturing line (the “HDC line”) for which the Company agreed to pay Pall approximately $15.0 million (plus pre-approved overages). Pall also agreed to supply media to the Company for use in leukoreduction filters until such time as the Company accepted the HDC line.
In May 2018, the Company entered into a long-term supply agreement with Pall under which Pall will continue to supply media to the Company for use in leukoreduction filters. As a condition of the supply agreement, the Company agreed to accept the HDC line and to make a final payment of $9.0 million to Pall for the HDC line.
As a result of the decision to continue to source media for leukoreduction filters from Pall rather than producing them internally, the Company does not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $19.8 million. Accordingly, during the first quarter of fiscal 2019 the Company recorded impairment charges of $19.8 million for the HDC line.
During the first quarter of fiscal 2019, the Company also impaired $1.4 million of property, plant and equipment as a result of a review of non-core and underperforming assets and a decision to discontinue the use of or investment in certain assets. This impairment, as well as the impairment of the HDC line, were included within cost of goods sold on the consolidated statements of income and impacted the All Other reporting segment.
Additionally, the Company has changed the estimated useful lives of PCS2 devices as these will be replaced by the NexSys PCSTM which the Company began placing during the second quarter of fiscal 2019. During the three and six months ended September 29, 2018, the Company incurred $4.4 million and $8.4 million, respectively, of accelerated depreciation expense related to this change in estimate.

9. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

For costs incurred related to the development of software to be sold, leased or otherwise marketed, the Company applies the provisions of ASC 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers.

The Company capitalized $1.5 million and $6.4 million of software development costs for ongoing initiatives during the six months ended September 29, 2018 and September 30, 2017, respectively. At September 29, 2018 and March 31, 2018, the Company had a total of $73.3 million and $71.8 million of capitalized software costs, respectively, of which $8.6 million and $17.7 million are related to in-process software development initiatives. During the six months ended September 29, 2018, there were $10.6 million capitalized costs placed into service. The Company did not place any capitalized costs into service during the six months ended September 30, 2017. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

10. PRODUCT WARRANTIES

The Company generally provides warranty on parts and labor for one year after the sale and installation of each device. The Company also warrants disposables products through their use or expiration. The Company estimates its potential warranty expense based on its historical warranty experience and periodically assesses the adequacy of its warranty accrual, making adjustments as necessary.

	Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017
Warranty accrual as of the beginning of the period	$316	$176
Warranty provision	333	796
Warranty spending	(392)	(537)
Warranty accrual as of the end of the period	$257	$435

11. NOTES PAYABLE AND LONG-TERM DEBT
On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on the 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of the NexSys PCS device and for general corporate purposes. At September 29, 2018, $345.6 million was outstanding under the Term Loan with an effective interest rate of 3.5% and no amount was outstanding on the Revolving Credit Facility. The Company also has $24.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 29, 2018.
The Company has required scheduled principal payments of $8.8 million during fiscal 2019, $17.5 million during each fiscal 2020, fiscal 2021 and fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million thereafter.
The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of September 29, 2018.

12. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended September 29, 2018, 36.7% and 37.3%, respectively, of its sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company's reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of September 29, 2018 and March 31, 2018 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $59.0 million as of September 29, 2018 and $86.0 million as of March 31, 2018. At September 29, 2018, gains of $2.5 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of September 29, 2018 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $41.6 million as of September 29, 2018 and $36.3 million as of March 31, 2018.

Interest Rate Swaps

On June 15, 2018, the Company entered into Credit Facilities which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. Under the terms of the Credit Facilities, interest is established using LIBOR plus 1.13% - 1.75%. As a result, the Company's earnings and cash flows are exposed to interest rate risk from changes to LIBOR. Part of the Company's interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company's objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For fiscal 2019, $0.3 million of gains were recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the six months ended September 29, 2018:

(In thousands)	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$2,452	$(730)	Net revenues, COGS and SG&A	$938	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$1,176	Interest and other expense, net
Designated interest rate swaps, net of tax	$306	$—	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of September 29, 2018 or March 31, 2018. As of September 29, 2018, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 29, 2018, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of September 29, 2018 and March 31, 2018:

(In thousands)	Location in Balance Sheet	As of	As of
		September 29, 2018	March 31, 2018
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,407	$780
Non-designated foreign currency hedge contracts	Other current assets	213	324
Designated interest rate swaps	Other current assets	306	—
		$2,926	$1,104
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$133	$1,445
Non-designated foreign currency hedge contracts	Other current liabilities	84	138
		$217	$1,583

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

The Company's money market funds carried at fair value are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 29, 2018 and March 31, 2018.

	As of September 29, 2018
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$70,961	$—	$70,961
Designated foreign currency hedge contracts	—	2,407	2,407
Non-designated foreign currency hedge contracts	—	213	213
Designated interest rate swaps	—	306	306
	$70,961	$2,926	$73,887
Liabilities
Designated foreign currency hedge contracts	$—	$133	$133
Non-designated foreign currency hedge contracts	—	84	84
	$—	$217	$217

	As of March 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds	$75,450	$—	$75,450
Designated foreign currency hedge contracts	—	780	780
Non-designated foreign currency hedge contracts	—	324	324
	$75,450	$1,104	$76,554
Liabilities
Designated foreign currency hedge contracts	$—	$1,445	$1,445
Non-designated foreign currency hedge contracts	—	138	138
	$—	$1,583	$1,583

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

13. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described below, there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on the financial condition or results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.

Litigation and Related Matters

Product Recall

In March 2018, the Company issued a voluntary recall of specific lots of its Acrodose Plus and PL Systems sold to its Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, the Company was unable to provide its customers with its Acrodose Plus and PL Systems. As a result of the recall, Blood Center customers may have discarded collected platelets and incurred other damages. As of September 29, 2018, the Company has recorded cumulative charges of $2.0 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.7 million of charges associated with customer claims. The Company may record incremental charges for customer claims in future periods associated with this recall.

14. SEGMENT AND ENTERPRISE-WIDE INFORMATION
The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company's operating segments are based primarily on geography. North America Plasma is a separate operating segment with dedicated segment management due the size and scale of the Plasma business unit. It aggregates components within an operating segment that have similar economic characteristics.
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
During the first quarter of fiscal 2019, management reorganized its operating segments such that certain immaterial components of EMEA are now reported as components of All Other. Accordingly, the prior year numbers have been updated to reflect this reclassification as well as other changes within the cost reporting structure that occurred in the first quarter of fiscal 2019. These changes did not have an impact on its ability to aggregate Americas Blood Center and Hospital with Asia - Pacific.
Selected information by business segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net revenues
Japan	$17,343	$17,164	$33,947	$32,396
EMEA	40,051	41,428	81,339	81,867
North America Plasma	99,655	85,051	191,229	162,587
All Other	85,482	82,551	165,294	163,294
Net revenues before foreign exchange impact	242,531	226,194	471,809	440,144
Effect of exchange rates	(950)	(817)	(881)	(3,816)
Net revenues	$241,581	$225,377	$470,928	$436,328

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Segment operating income
Japan	$9,366	$8,656	$17,633	$16,123
EMEA	11,459	10,026	23,499	20,524
North America Plasma	41,468	34,692	80,064	61,892
All Other	36,229	32,529	69,270	63,199
Segment operating income	98,522	85,903	190,466	161,738
Corporate operating expenses	(62,244)	(50,456)	(116,517)	(98,505)
Effect of exchange rates	2,594	1,102	5,649	(1,099)
Restructuring and turnaround costs	(2,118)	(5,787)	(5,467)	(8,270)
Deal amortization	(6,236)	(6,504)	(12,536)	(12,995)
Asset impairments	—	—	(21,170)	—
Accelerated depreciation	(4,442)	—	(8,381)	—
Legal charges	—	—	(675)	—
Operating income	$26,076	$24,258	$31,369	$40,869

The Company's products are organized into three categories for purposes of evaluating their growth potential: Plasma, Blood Center and Hospital. Management reviews revenue trends based on these business units.
Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Plasma	$124,352	$109,771	$241,255	$211,278
Blood Center	68,243	71,710	132,726	137,275
Hospital	48,986	43,896	96,947	87,775
Net revenues	$241,581	$225,377	$470,928	$436,328
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$152,926	$138,779	$295,066	$269,831
Japan	17,172	16,732	34,561	31,648
Europe	39,096	39,133	78,098	76,355
Asia	30,575	28,831	59,970	54,771
Other	1,812	1,902	3,233	3,723
Net revenues	$241,581	$225,377	$470,928	$436,328

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)
Other comprehensive income (loss) before reclassifications(1)	(8,530)	—	2,758	(5,772)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	730	730
Net current period other comprehensive income (loss)	(8,530)	—	3,488	(5,042)
Balance as of September 29, 2018	$(24,935)	$(323)	$1,225	$(24,033)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.
Introduction
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
Our products are organized into three categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. "Hospital", which is comprised of Hemostasis Management and Cell Processing products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.
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

Recent Developments
NexSys PCS™ and NexLynk DMS™
In fiscal 2018, we received FDA 510(k) clearance for our NexSys PCS plasmapheresis system, including our embedded software that activates YESTM technology, a yield-enhancing solution. We have begun production of the devices and expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. In the second quarter of fiscal 2019, we entered into several long-term commercial contracts and began rollout with Plasma customers for the delivery of NexSys PCS devices and NexLynk DMS donor management software.
Debt Issuance and Repayment
On June 15, 2018, we entered into a five year credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of our NexSys PCSTM device and for general corporate purposes. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate of interest.
Share Repurchase Program
On February 6, 2018, we announced that our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. In May 2018, we completed a $100.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51. In August 2018, we completed an additional $80.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in June 2018. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

As of September 29, 2018, the total remaining authorization for repurchases of the Company’s common stock under our share repurchase program was $80.0 million.
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
As a result of the decision to continue to source media for our leukoreduction filters from Pall rather than producing them internally, we do not expect to utilize the HDC line for future production and expect that the asset’s future cash flows will not be sufficient to recover its carrying value of $19.8 million. Accordingly, during the first quarter of fiscal 2019 we recorded impairment charges of $19.8 million for the HDC line.

Product Recall

In March 2018, we issued a voluntary recall of specific lots of our Acrodose Plus and PL Systems sold to our Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, we were unable to provide our customers with our Acrodose Plus and PL Systems. As a result of the recall, our Blood Center customers may have discarded collected platelets and incurred other damages. As of September 29, 2018, we have recorded cumulative charges of $2.0 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.7 million of charges associated with customer claims. We may record incremental charges for customer claims in future periods associated with this recall.
Restructuring Initiative
In fiscal 2018, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the three and six months ended September 29, 2018, we incurred $1.9 million and $5.3 million, respectively, of restructuring and turnaround costs under this program.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)
Net revenues	$241,581	$225,377	7.2%	$470,928	$436,328	7.9%
Gross profit	$111,907	$104,562	7.0%	$195,151	$196,227	(0.5)%
% of net revenues	46.3%	46.4%		41.4%	45.0%
Operating expenses	$85,831	$80,304	6.9%	$163,782	$155,358	5.4%
Operating income	$26,076	$24,258	7.5%	$31,369	$40,869	(23.2)%
% of net revenues	10.8%	10.8%		6.7%	9.4%
Gain on divestiture	$—	$—	—%	$—	$8,000	(100.0)%
Interest and other expense, net	$(3,039)	$(1,397)	117.5%	$(5,017)	$(2,756)	82.0%
Income before provision for income taxes	$23,037	$22,861	0.8%	$26,352	$46,113	(42.9)%
Provision for income taxes	$4,311	$2,759	56.3%	$10,445	$5,874	77.8%
% of pre-tax income	18.7%	12.1%		39.6%	12.7%
Net income	$18,726	$20,102	(6.8)%	$15,907	$40,239	(60.5)%
% of net revenues	7.8%	8.9%		3.4%	9.2%
Net income per share - basic	$0.36	$0.38	(5.3)%	$0.31	$0.77	(59.7)%
Net income per share - diluted	$0.35	$0.38	(7.9)%	$0.30	$0.76	(60.5)%
Net revenues increased 7.2% and 7.9% for the three and six months ended September 29, 2018, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, net revenues increased 7.2% for both the three and six months ended September 29, 2018, as compared with the same periods of fiscal 2018. Revenue increases in Plasma and Hospital were partially offset by declines in Blood Center during the three and six months ended September 29, 2018.
Operating income increased for the three months ended September 29, 2018, as compared with the same period of fiscal 2018, primarily due to increased revenue volumes, favorable price, product mix and currency and savings as a result of the prior year restructuring initiative. This increase was partially offset by increased freight costs driven by revenue volume growth and rising fuel costs and carrier fees, as well as increased investments within our Plasma and Hospital business units, accelerated depreciation and increased variable compensation. Operating income decreased for the six months ended September 29, 2018, as compared with the same period of fiscal 2018, primarily due to asset impairments associated with the HDC line, accelerated depreciation of PCS2 devices and increased freight costs, partially offset by increased revenue volumes, the impact of favorable currency and savings as a result of the prior year restructuring initiative.
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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 29, 2018	September 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
United States	$152,926	$138,779	10.2%	—%	10.2%
International	88,655	86,598	2.4%	(0.1)%	2.5%
Net revenues	$241,581	$225,377	7.2%	—%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
United States	$295,066	$269,831	9.4%	—%	9.4%
International	175,862	166,497	5.6%	1.8%	3.8%
Net revenues	$470,928	$436,328	7.9%	0.7%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 36.7% and 37.3%, of total net revenues for the three and six months ended September 29, 2018, respectively, as compared with 38.4% and 38.2% for the three and six months ended September 30, 2017, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 29, 2018	September 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$124,352	$109,771	13.3%	—%	13.3%
Blood Center	68,243	71,710	(4.8)%	(0.1)%	(4.7)%
Hospital (2)	48,986	43,896	11.6%	0.3%	11.3%
Net revenues	$241,581	$225,377	7.2%	—%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."(
2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $22.3 million and $18.1 million for the three months ended September 29, 2018 and September 30, 2017, respectively. Hemostasis Management revenue increased 22.7% in the second quarter of fiscal 2019 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 22.3% in the second quarter of fiscal 2019 as compared with the same period of fiscal 2018.

	Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$241,255	$211,278	14.2%	0.6%	13.6%
Blood Center	132,726	137,275	(3.3)%	0.6%	(3.9)%
Hospital (2)	96,947	87,775	10.4%	1.6%	8.8%
Net revenues	$470,928	$436,328	7.9%	0.7%	7.2%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $44.0 million and $35.7 million for the six months ended September 29, 2018 and September 30, 2017, respectively. Hemostasis Management revenue increased 23.4% in the first six months of fiscal 2019 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 21.4% in the first six months of fiscal 2019 as compared with the same period of fiscal 2018.
Plasma
Plasma revenue increased 13.3% and 14.2% during the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Plasma revenue increased 13.3% and 13.6% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. This revenue growth was primarily driven by an increase in sales of plasma disposables during the three and six months ended September 29, 2018 due to continued strong performance in the U.S. and an increase in sales of liquid solutions.
We have continuing delays in the expansion of our liquid solutions production capacity that require us or our customers to continue to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level.
Blood Center
Blood Center revenue decreased 4.8% and 3.3% during the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Blood Center revenue decreased 4.7% and 3.9% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. This decrease was primarily driven by declines in whole blood revenue, primarily in Europe. The strategic exit of certain contracts and markets also contributed to this decline.
Hospital
Hospital revenue increased 11.6% and 10.4% during the three and six months ended September 29, 2018, respectively as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Hospital revenue increased 11.3% and 8.8% during the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. The increase during both the three and six months ended September 29, 2018 was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. The TEG 6s hemostasis analyzer system continues to contribute to the overall growth of Hemostasis Management in the U.S and Europe. The TEG 6s system and TEG Manager® software are approved for the same set of indications as the TEG 5000 system in Europe, Australia and Japan. In the U.S., the TEG 6s system is approved for cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG 6s system in the U.S., including trauma. The increase during the three and six months ended September 29, 2018 was partially offset by the continued decline in OrthoPAT revenue due to better blood management which has reduced orthopedic blood loss. Effective March 31, 2019, our OrthoPAT products will be discontinued and we will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)
Gross profit	$111,907	$104,562	7.0%	$195,151	$196,227	(0.5)%
% of net revenues	46.3%	46.4%		41.4%	45.0%

Gross profit increased 7.0% and decreased 0.5% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, gross profit increased 5.8% and decreased 4.3% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Gross profit margin decreased 10 and 360 basis points for the three and six months ended September 29, 2018, respectively, as compared with the same period of fiscal 2018. The decrease in gross profit margin during the three and six months ended September 29, 2018 was primarily due to increased depreciation expense as a result of the accelerated depreciation of PCS2 devices. Asset impairments associated with the HDC line also contributed to the decline in gross profit margin during the six months ended September 29, 2018. The decline during both the three and six months ended September 29, 2018 was partially offset by favorable revenue volume, price and mix, savings as a result of the prior year restructuring initiative, the impact of foreign exchange in the current year period and manufacturing challenges incurred during the prior year periods.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)	September 29, 2018	September 30, 2017	% Increase/ (Decrease)
Research and development	$8,583	$7,521	14.1%	$17,989	$15,714	14.5%
% of net revenues	3.6%	3.3%		3.8%	3.6%
Selling, general and administrative	$77,248	$72,783	6.1%	$145,793	$139,644	4.4%
% of net revenues	32.0%	32.3%		31.0%	32.0%
Total operating expenses	$85,831	$80,304	6.9%	$163,782	$155,358	5.4%
% of net revenues	35.5%	35.6%		34.8%	35.6%

Research and Development

Research and development expenses increased 14.1% and 14.5% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, research and development expenses increased 15.2% and 15.1% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. The increase during the three and six months ended September 29, 2018 was primarily driven by our continued investment of resources in clinical programs, primarily in our Hospital business unit, as well as continued investment in our Plasma business unit.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.1% and 4.4% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, selling, general, and administrative expenses increased 6.2% and 3.8% for the three and six months ended September 29, 2018, respectively, as compared with the same periods of fiscal 2018. The increase for the three and six months ended September 29, 2018 was primarily the result of higher freight costs driven by revenue volume growth and rising fuel costs and carrier fees, increased investments within our Plasma and Hospital business units and an increase in variable compensation and stock-based compensation expense. This increase was partially offset by lower restructuring and turnaround costs and annualized savings as a result of the prior year restructuring initiative.
Interest and Other Expense, Net
Interest expense from our Term Loan borrowings, which constitutes the majority of expense, increased 76% and 52% during the three and six months ended September 29, 2018, respectively, as compared with the prior year periods due to an increase in the Term Loan balance as well as an increase in the effective interest rate. The effective interest rate on total debt outstanding as of September 29, 2018 was 3.5%.
Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

Our reported tax rate for the three and six months ended September 29, 2018 was 18.7% and 39.6%, respectively. The rate for the three months ended September 29, 2018 includes a discrete stock compensation windfall benefit of $2.6 million. The rate for the six months ended September 29, 2018 is higher than the U.S. statutory tax rate primarily as a result of asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against our deferred tax assets in the impacted jurisdiction. Refer to Note 8, Property, Plant and Equipment for additional details. Our effective tax rate was also negatively impacted by certain provisions of the recently enacted U.S. tax reform as discussed below.

During the three months ended September 29, 2018 and September 30, 2017, we reported an income tax provision of $4.3 million and $2.8 million, respectively. During the six months ended September 29, 2018 and September 30, 2017, we reported an income tax provision of $10.4 million and $5.9 million, respectively. The change in our tax provision for both the three and six months ended September 29, 2018 was primarily due to an increase in the tax expense of our U.S. entity, which was impacted by the U.S. tax reform provisions discussed in more detail below, partially offset by a discrete stock compensation windfall benefit.

During fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. As of September 29, 2018, we had not completed our accounting for the tax effects of the enactment of the Act. However, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the three and six months ended September 29, 2018, we recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act. We will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. In the third quarter of fiscal 2019, we will finalize our accounting for the tax effects of the Act.

We have incorporated the other impacts of the Act that became effective in fiscal 2019 in our calculation of the year to date tax provision and effective tax rate including the provisions related to Global Intangible Low Taxed Income, Foreign Derived Intangible Income, Base Erosion Anti Abuse Tax, as well as other provisions which limit tax deductibility of expenses.

We are in a three year cumulative loss position in the U.S. and, accordingly, maintain a valuation allowance against certain U.S. deferred tax assets. Additionally, we also maintain a valuation allowance against certain other deferred tax assets primarily in Switzerland, Puerto Rico, Luxembourg and France which we have concluded are not more-likely-than-not realizable.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 29, 2018	March 31, 2018
Cash & cash equivalents	$199,763	$180,169
Working capital	$363,638	$136,474
Current ratio	2.9	1.4
Net debt(1)	$(143,889)	$(73,513)
Days sales outstanding (DSO)	60	58
Inventory turnover	2.9	3.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.
During fiscal 2018, we launched the 2018 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. During the three and six months ended September 29, 2018, we incurred $1.9 million and $5.3 million, respectively, of restructuring and turnaround costs under this program.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our Revolving Credit Facility and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including production of the NexSys PCS and Plasma plant capacity expansions, share repurchases, cash payments under the loan agreement, restructuring and turnaround initiatives and acquisitions.
As of September 29, 2018, we had $199.8 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a credit agreement with certain lenders which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are available to be used to support the launch of our NexSys PCS device and for general corporate purposes. At September 29, 2018, $345.6 million was outstanding under the Term Loan with an effective interest rate of 3.5% and no amount was outstanding on the Revolving Credit Facility. We also have $24.5 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of September 29, 2018.
We have scheduled principal payments of $8.8 million required during the remainder of fiscal 2019. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 29, 2018.

Cash Flows

	Six Months Ended
(In thousands)	September 29, 2018	September 30, 2017	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$80,479	$97,328	$(16,849)
Investing activities	(75,346)	(18,779)	(56,567)
Financing activities	18,584	(16,296)	34,880
Effect of exchange rate changes on cash and cash equivalents(1)	(4,123)	1,805	(5,928)
Net increase in cash and cash equivalents	$19,594	$64,058
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $16.8 million during the six months ended September 29, 2018, as compared with the six months ended September 30, 2017. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase accounts receivable and an increase in inventory build to support the launch of the NexSys PCS devices. Decreases in accrued payroll due to the payout of annual bonuses and severance payments associated with the 2018 Program also contributed to the decline. These decreases were partially offset by an increase in accounts payable.
Net cash used in investing activities increased by $56.6 million during the six months ended September 29, 2018, as compared with the six months ended September 30, 2017. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures in the current year period and the proceeds received related to the divestiture of our SEBRA product line in the prior period.
Net cash provided by financing activities increased by $34.9 million during the six months ended September 29, 2018, as compared with the six months ended September 30, 2017, primarily due to the $350.0 million Term Loan entered into in June 2018, as discussed above. This increase was partially offset by the repayment of the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014, as well as $80.0 million of share repurchases during the six months ended September 29, 2018.
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
Foreign Exchange
During the three and six months ended September 29, 2018, approximately 36.7% and 37.3%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

Recent Accounting Pronouncements
Standards to be Implemented
In February 2016, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. ASC Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. In July 2018, the FASB issued an update to the leasing guidance to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, when we adopt the new standard. Additionally, we are in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard. As a result, we will adopt the new standard on March 31, 2019.
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

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance will align the accounting implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting for internal-use software licenses. The guidance is effective for annual periods beginning after December 15, 2019 and is applicable to us in fiscal 2021. Early adoption is permitted for all entities, including interim periods. The impact of adopting ASC Update No. 2018-15 is not expected to have a material effect on our consolidated financial statements.

In August 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. This amendment will require companies to disclose a reconciliation of changes in stockholders’ equity to prior periods. A presentation showing the activity for the year to date and quarter to date periods along with comparable prior year detail will be shown in the disclosure. The requirement is effective beginning November 2018, but excludes the current period filing. As such, the amendment becomes effective for us in the third quarter of fiscal 2019.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $5.0 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of September 29, 2018 was $345.6 million with an interest rate of 3.5% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.5 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of September 29, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 29, 2018.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 606, effective April 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three and six months ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2. Issuer Purchases of Equity Securities
The following table provides information on the Company’s share repurchases during the second quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2018 - July 28, 2018
July 29, 2018 - August 25, 2018	181,881	(2)	181,881
August 26, 2018 - September 29, 2018
Total	181,881			$80,000,000

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

(2) In June 2018, the Company entered into an accelerated share repurchase agreement ("ASR") to repurchase approximately $80.0 million of the Company's common stock. In August 2018, the ASR was completed and an additional 0.2 million shares were delivered upon settlement. The total number of shares repurchased under this ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 6, 2018, Haemonetics Corporation (the “Company”) entered into indemnification agreements (the “Indemnification Agreements”) with each of our current directors and each of the following officers: Christopher Simon, William P. Burke, Michelle L. Basil, Said Bolorforosh, Ph.D., Jacqueline D. Scanlan, Josep Llorens and Dan Goldstein.
The Indemnification Agreements supplement existing indemnification provisions of the Company’s Restated Articles of Organization and By-Laws and, in general, provide for indemnification to the maximum extent permitted by Massachusetts law, subject to the exceptions, terms and conditions provided in the Indemnification Agreements. The Indemnification Agreements also provide that the Company will advance to an indemnified person, if requested by the indemnified person, expenses incurred in connection with any proceeding arising out of such indemnified person’s service to the Company, subject to reimbursement if he or she is not entitled to indemnification under the Indemnification Agreement, and that the Company shall purchase and maintain insurance against any liability asserted against, and incurred by, the indemnified person arising out of their service to the Company, if such insurance is available on commercially reasonably terms.
The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

10.1	Form of Indemnification Agreement.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

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

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 29, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

HAEMONETICS CORPORATION
11/6/2018	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

11/6/2018	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)