Form 10-Q
period 2018-12-29
HAEMONETICS CORP
filed 2019-02-05
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended: December 29, 2018
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
The number of shares of $0.01 par value common stock outstanding as of February 1, 2019: 51,007,291

HAEMONETICS CORPORATION
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) - Three and Nine Months Ended December 29, 2018 and December 30, 2017	3
Unaudited Consolidated Balance Sheet - December 29, 2018 and Audited Consolidated Balance Sheet - March 31, 2018	4
Unaudited Consolidated Statement of Stockholders' Equity - Three and Nine Months Ended December 29, 2018 and December 30, 2017	5
Unaudited Consolidated Statements of Cash Flows - Nine Months Ended December 29, 2018 and December 30, 2017	7
Notes to Unaudited Consolidated Financial Statements	8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4. Controls and Procedures	32

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33

ITEM 1A. Risk Factors	33

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3. Defaults upon Senior Securities	33

ITEM 4. Mine Safety Disclosures	33

ITEM 5. Other Information	33

ITEM 6. Exhibits	34

SIGNATURES	35

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenues	$247,356	$234,043	$718,284	$670,371
Cost of goods sold	136,181	122,748	411,958	362,849
Gross profit	111,175	111,295	306,326	307,522
Operating expenses:
Research and development	8,978	12,427	26,967	28,141
Selling, general and administrative	73,877	97,855	219,670	237,499
Total operating expenses	82,855	110,282	246,637	265,640
Operating income	28,320	1,013	59,689	41,882
Gain on divestiture	—	—	—	8,000
Interest and other expense, net	(2,858)	(806)	(7,875)	(3,562)
Income before provision for income taxes	25,462	207	51,814	46,320
Provision for income taxes	7,185	6,754	17,630	12,628
Net income (loss)	$18,277	$(6,547)	$34,184	$33,692

Net income (loss) per share - basic	$0.36	$(0.12)	$0.66	$0.64
Net income (loss) per share - diluted	$0.35	$(0.12)	$0.64	$0.63

Weighted average shares outstanding
Basic	51,401	53,090	51,708	52,717
Diluted	52,822	53,090	53,184	53,285

Comprehensive income (loss)	$13,214	$(6,350)	$24,079	$39,353
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 29, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,871	$180,169
Accounts receivable, less allowance of $3,383 at December 29, 2018 and $2,111 at March 31, 2018	167,641	151,226
Inventories, net	168,936	160,799
Prepaid expenses and other current assets	24,449	28,983
Total current assets	515,897	521,177
Property, plant and equipment, net	351,108	332,156
Intangible assets, less accumulated amortization of $272,370 at December 29, 2018 and $249,278 at March 31, 2018	134,724	156,589
Goodwill	210,723	211,395
Deferred tax asset	3,702	3,961
Other long-term assets	11,483	12,061
Total assets	$1,227,637	$1,237,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,199	$194,259
Accounts payable	62,579	55,265
Accrued payroll and related costs	51,811	69,519
Other liabilities	79,693	65,660
Total current liabilities	211,282	384,703
Long-term debt, net of current maturities	326,618	59,423
Deferred tax liability	18,441	6,526
Other long-term liabilities	28,167	34,258
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,992,734 shares at December 29, 2018 and 52,342,965 shares at March 31, 2018	510	523
Additional paid-in capital	531,131	503,955
Retained earnings	140,584	266,942
Accumulated other comprehensive loss	(29,096)	(18,991)
Total stockholders’ equity	643,129	752,429
Total liabilities and stockholders’ equity	$1,227,637	$1,237,339

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	45	1	1,779	—	—	1,780
Exercise of stock options	75	1	2,830	—	—	2,831
Shares repurchased	(888)	(9)	(4,552)	(75,439)	—	(80,000)
Issuance of restricted stock, net of cancellations	67	—	—	—	—	—
Stock-based compensation expense	—	—	3,379	—	—	3,379
Cumulative effect of change in accounting standards	—	—	—	1,177	—	1,177
Net loss	—	—	—	(2,819)	—	(2,819)
Other comprehensive loss	—	—	—	—	(4,719)	(4,719)
Balance, June 30, 2018	51,642	$516	$507,391	$189,861	$(23,710)	$674,058
Exercise of stock options	125	1	4,294	—	—	4,295
Shares repurchased	(182)	(2)	14,213	(14,211)	—	—
Issuance of restricted stock, net of cancellations	40	1	—	—	—	1
Stock-based compensation expense	—	—	4,582	—	—	4,582
Net income	—	—	—	18,726	—	18,726
Other comprehensive loss	—	—	—	—	(323)	(323)
Balance, September 29, 2018	51,625	$516	$530,480	$194,376	$(24,033)	$701,339
Employee stock purchase plan	22	—	1,474	—	—	1,474
Exercise of stock options	66	1	2,320	—	—	2,321
Shares repurchased	(771)	(7)	(7,924)	(72,069)	—	(80,000)
Issuance of restricted stock, net of cancellations	51	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	4,782	—	—	4,782
Net income	—	—	—	18,277	—	18,277
Other comprehensive loss	—	—	—	—	(5,063)	(5,063)
Balance, December 29, 2018	50,993	$510	$531,131	$140,584	$(29,096)	$643,129

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2017	52,255	$523	$482,044	$289,916	$(32,873)	$739,610
Employee stock purchase plan	58	—	1,621	—	—	1,621
Exercise of stock options	195	2	6,428	—	—	6,430
Issuance of restricted stock, net of cancellations	14	—	—	—	—	—
Stock-based compensation expense	—	—	1,343	—	—	1,343
Net income	—	—	—	20,137	—	20,137
Other comprehensive income	—	—	—	—	3,629	3,629
Balance, July 1, 2017	52,522	$525	$491,436	$310,053	$(29,244)	$772,770
Exercise of stock options	115	2	3,688	—	—	3,690
Issuance of restricted stock, net of cancellations	57	—	—	—	—	—
Stock-based compensation expense	—	—	2,856	—	—	2,856
Net income	—	—	—	20,102	—	20,102
Other comprehensive income	—	—	—	—	1,835	1,835
Balance, September 30, 2017	52,694	$527	$497,980	$330,155	$(27,409)	$801,253
Employee stock purchase plan	44	1	1,624	—	—	1,625
Exercise of stock options	597	6	23,112	—	—	23,118
Issuance of restricted stock, net of cancellations	53	—	—	—	—	—
Stock-based compensation expense	—	—	3,161	—	—	3,161
Net loss	—	—	—	(6,547)	—	(6,547)
Other comprehensive income	—	—	—	—	197	197
Balance, December 30, 2017	53,388	$534	$525,877	$323,608	$(27,212)	$822,807

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net income	$34,184	$33,692
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	79,637	66,267
Impairment of assets	21,170	218
Stock-based compensation expense	12,743	7,360
Gain on divestiture	—	(8,000)
Provision for losses on accounts receivable and inventory	3,220	514
Other non-cash operating activities	1,038	398
Change in operating assets and liabilities:
Change in accounts receivable	(19,752)	8,204
Change in inventories	(11,624)	17,460
Change in prepaid income taxes	(1)	805
Change in other assets and other liabilities	12,100	17,747
Change in accounts payable and accrued expenses	5,928	18,058
Net cash provided by operating activities	138,643	162,723
Cash Flows from Investing Activities:
Capital expenditures	(105,245)	(55,696)
Proceeds from divestiture	—	9,000
Proceeds from sale of property, plant and equipment	2,314	1,627
Net cash used in investing activities	(102,931)	(45,069)
Cash Flows from Financing Activities:
Term loan borrowings	347,780	—
Repayment of term loan borrowings	(258,103)	(45,054)
Proceeds from employee stock purchase plan	3,254	3,246
Proceeds from exercise of stock options	9,446	33,239
Share repurchases	(160,000)	—
Other financing activities	—	579
Net cash used in financing activities	(57,623)	(7,990)
Effect of exchange rates on cash and cash equivalents	(3,387)	2,363
Net Change in Cash and Cash Equivalents	(25,298)	112,027
Cash and Cash Equivalents at Beginning of Period	180,169	139,564
Cash and Cash Equivalents at End of Period	$154,871	$251,591
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,492	$5,684
Income taxes paid	$6,233	$7,320
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$12,100	$5,424

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 29, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2019 or any other interim period. The Company has assessed its ability to continue as a going concern. As of December 29, 2018, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 31, 2018.

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

The Company adopted ASC Update No. 2014-09 on April 1, 2018 using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software contracts. Software revenue accounted for approximately 8.4% and 8.1% of total revenue for the three and nine months ended December 29, 2018, respectively, and for approximately 8.5% and 8.4% of total revenue for the three and nine months ended December 30, 2017, respectively. The new standard has been applied only to those contracts that were not completed as of March 31, 2018. The impact of adopting ASC Update No. 2014-09 was not significant to individual financial statement line items in the consolidated balance sheet and consolidated statement of income (loss) and comprehensive income (loss).

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

In August 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. This amendment require companies to disclose a reconciliation of changes in stockholders’ equity to prior periods. A presentation showing the activity for the year to date and quarter to date periods along with comparable prior year detail are shown in the disclosure.

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

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. The Company expects to incur aggregate charges between $50 million and $60 million associated with these actions, of which it expects $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During the three and nine months ended December 29, 2018, the Company incurred $1.9 million and $7.3 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $43.8 million.

During fiscal 2017, the Company launched a restructuring program (the "2017 Program") designed to reposition its organization and improve its cost structure. During the three and nine months ended December 29, 2018, there were nominal restructuring and turnaround charges recorded under this program. There were no charges recorded under this program during the three months ended December 30, 2017. During the nine months ended December 30, 2017, the Company incurred $7.7 million of restructuring and turnaround costs under this program. The 2017 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 Program for the nine months ended December 29, 2018, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 Program	Total
Balance at March 31, 2018	$27,129	$1,406	$28,535
Costs incurred, net of reversals	(957)	(62)	(1,019)
Payments	(17,295)	(1,022)	(18,317)
Non-cash adjustments	(96)	37	(59)
Balance at December 29, 2018	$8,781	$359	$9,140

The substantial majority of restructuring costs during the three and nine months ended December 29, 2018 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss). As of December 29, 2018, the Company had a restructuring liability of $9.1 million, of which $8.6 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three and nine months ended December 29, 2018, the Company also incurred costs of $2.4 million and $8.2 million, respectively, that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which the Company refers to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income, consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Japan	$—	$52	$102	$163
EMEA	105	869	224	894
North America Plasma	22	555	(18)	555
All Other	(821)	26,979	(1,327)	28,050
Total	$(694)	$28,455	$(1,019)	$29,662

Turnaround costs	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Japan	$—	$—	$—	$—
EMEA	21	(161)	49	(135)
North America Plasma	45	229	86	578
All Other	2,382	2,775	8,105	9,463
Total	$2,448	$2,843	$8,240	$9,906

Total restructuring and turnaround costs	$1,754	$31,298	$7,221	$39,568

4. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

The Company's reported tax rate for the three and nine months ended December 29, 2018 was 28.2% and 34.0%, respectively. The tax rate for the three and nine months ended December 29, 2018 includes a discrete stock compensation windfall benefit of $1.8 million and $5.8 million, respectively. The Company's effective tax rate for the three and nine months ended December 29,

2018 was negatively impacted by certain provisions of the recently enacted U.S. tax reform as discussed below. In addition, the effective tax rate for the nine months ended December 29, 2018 is higher than the U.S. statutory tax rate primarily as a result of the jurisdictional mix of earnings, including an asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against its deferred tax assets in the impacted jurisdiction. Refer to Note 8, Property, Plant and Equipment for additional details.

During the three months ended December 29, 2018 and December 30, 2017, the Company reported an income tax provision of $7.2 million and $6.8 million, respectively. During the nine months ended December 29, 2018 and December 30, 2017, the Company reported an income tax provision of $17.6 million and $12.6 million, respectively. The change in the Company's tax provision for both the three and nine months ended December 29, 2018 was primarily due to an increase in the tax expense of its U.S. entity, which was impacted by the U.S. tax reform provisions, including Global Intangible Low Taxed Income, partially offset by a discrete stock compensation windfall benefit.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. In addition, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that directed taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 29, 2018, the Company has completed its accounting for the tax effects of the enactment of the Act. During the three and nine months ended December 29, 2018, the Company recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act.

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

5. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Basic EPS
Net income (loss)	$18,277	$(6,547)	$34,184	$33,692
Weighted average shares	51,401	53,090	51,708	52,717
Basic income (loss) per share	$0.36	$(0.12)	$0.66	$0.64
Diluted EPS
Net income (loss)	$18,277	$(6,547)	$34,184	$33,692
Basic weighted average shares	51,401	53,090	51,708	52,717
Net effect of common stock equivalents	1,421	—	1,476	568
Diluted weighted average shares	52,822	53,090	53,184	53,285
Diluted income (loss) per share	$0.35	$(0.12)	$0.64	$0.63

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and nine months ended December 29, 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million and 0.1 million anti-dilutive shares, respectively. For the three months ended December 30, 2017, the Company recognized a net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as its inclusion would have an anti-dilutive effect. For the nine months ended December 30, 2017, weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million anti-dilutive shares.

Share Repurchase Program

On February 6, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $260 million of its outstanding common stock from time to time, based on market conditions, through March 30, 2019. As of December 29, 2018, the Company had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share.

In May 2018, the Company completed a $100.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51. In August 2018, the Company completed an additional $80.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in June 2018. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83. In December 2018, the Company repurchased the remaining $80.0 million of its common stock under the Company's share repurchase authorization pursuant to an ASR entered into with Citibank in November 2018. The total number of shares repurchased under the ASR was approximately 0.8 million at an average price per share upon final settlement of $103.74.

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

As of December 29, 2018, the Company had $25 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 56% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

The impact of adopting Topic 606 was not significant to individual financial statement line items in the consolidated balance sheet as of December 29, 2018 or in the consolidated statements of income (loss) and comprehensive income (loss) for the three and nine months ended December 29, 2018.

Product Revenues

The majority of the Company’s performance obligations related to product sales are satisfied at a point in time. Product revenue consists of the sale of its disposable blood component collection and processing sets and the related equipment. The Company’s performance obligation related to product sales is satisfied upon shipment or delivery to the customer based on the specified terms set forth in the customer contract. Shipping and handling activities performed after a customer obtains control of the good are treated as fulfillment activities and are not considered to be a separate performance obligation. Revenue is recognized over time for maintenance plans provided to customers that provide services beyond the Company’s standard warranty period. Payment terms between customers related to product sales vary by the type of customer, country of sale, and the products or services offered and could result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

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

As of December 29, 2018 and April 1, 2018, the Company had contract assets of $10.5 million and $2.7 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of December 29, 2018 and April 1, 2018, the Company had contract liabilities of $16.2 million and $16.6 million, respectively. During the three and nine months ended December 29, 2018, the Company recognized $2.9 million and $14.4 million, respectively, of revenue that was included in the above April 1, 2018 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

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

(In thousands)	December 29, 2018	March 31, 2018(1)
Raw materials	$64,824	$52,997
Work-in-process	11,361	10,774
Finished goods	92,751	97,028
Total inventories	$168,936	$160,799
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

As a result of the decision to continue to source media for leukoreduction filters from Pall rather than producing them internally, the Company does not expect to utilize the HDC line for future production and expects that the asset’s future cash flows will not be sufficient to recover its carrying value of $19.8 million. Accordingly, during the first quarter of fiscal 2019 the Company recorded impairment charges of $19.8 million for the HDC line.

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

Additionally, the Company has changed the estimated useful lives of PCS®2 devices as these will be replaced by the NexSys PCS® which the Company began placing during the second quarter of fiscal 2019. During the three and nine months ended December 29, 2018, the Company incurred $4.8 million and $13.2 million, respectively, of accelerated depreciation expense related to this change in estimate.

9. CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS

For costs incurred related to the development of software to be sold, leased or otherwise marketed, the Company applies the provisions of ASC 985-20, Software - Costs of Software to be Sold, Leased or Marketed, which specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software development costs should be capitalized until the product is available for general release to customers.

The Company capitalized $2.7 million and $8.7 million of software development costs for ongoing initiatives during the nine months ended December 29, 2018 and December 30, 2017, respectively. At December 29, 2018 and March 31, 2018, the

Company had a total of $74.6 million and $71.8 million of capitalized software costs, respectively, of which $9.8 million and $17.7 million are related to in-process software development initiatives. During the nine months ended December 29, 2018 and December 30, 2017, there were $10.6 million and $2.3 million capitalized costs placed into service, respectively. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

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

	Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017
Warranty accrual as of the beginning of the period	$316	$176
Warranty provision	514	911
Warranty spending	(577)	(723)
Warranty accrual as of the end of the period	$253	$364

11. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on the 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are being used to support the launch of the NexSys PCS device and for general corporate purposes. At December 29, 2018, $345.6 million was outstanding under the Term Loan with an effective interest rate of 3.6% and no amount was outstanding on the Revolving Credit Facility. The Company also has $25.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 29, 2018.

The Company has required scheduled principal payments of $8.8 million during fiscal 2019, $17.5 million during each fiscal 2020, fiscal 2021 and fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million thereafter.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of December 29, 2018.

12. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 29, 2018, 36.3% and 37.0%, respectively, of its sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of December 29, 2018 and March 31, 2018 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $64.5 million as of December 29, 2018 and $86.0 million as of March 31, 2018. At December 29, 2018, gains of $2.8 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 29, 2018 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $39.1 million as of December 29, 2018 and $36.3 million as of March 31, 2018.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the nine months ended December 29, 2018, a loss of $2.8 million was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended December 29, 2018:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Designated foreign currency hedge contracts, net of tax	$2,781	$(209)	Net revenues, COGS and SG&A	$1,349	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$1,307	Interest and other expense, net
Designated interest rate swaps, net of tax	$(2,841)	$—	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 29, 2018 or March 31, 2018. As of December 29, 2018, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 29, 2018, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of December 29, 2018 and March 31, 2018:

(In thousands)	Location in Balance Sheet	As of	As of
		December 29, 2018	March 31, 2018
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,655	$780
Non-designated foreign currency hedge contracts	Other current assets	100	324
		$1,755	$1,104
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$351	$1,445
Non-designated foreign currency hedge contracts	Other current liabilities	71	138
Designated interest rate swaps	Other current liabilities	2,841	—
		$3,263	$1,583

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 29, 2018 and March 31, 2018.

	As of December 29, 2018
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$63,547	$—	$63,547
Designated foreign currency hedge contracts	—	1,655	1,655
Non-designated foreign currency hedge contracts	—	100	100
	$63,547	$1,755	$65,302
Liabilities
Designated foreign currency hedge contracts	$—	$351	$351
Non-designated foreign currency hedge contracts	—	71	71
Designated interest rate swaps	—	2,841	2,841
	$—	$3,263	$3,263

	As of March 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds	$75,450	$—	$75,450
Designated foreign currency hedge contracts	—	780	780
Non-designated foreign currency hedge contracts	—	324	324
	$75,450	$1,104	$76,554
Liabilities
Designated foreign currency hedge contracts	$—	$1,445	$1,445
Non-designated foreign currency hedge contracts	—	138	138
	$—	$1,583	$1,583

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

Litigation and Related Matters

Product Recalls

In March 2018, the Company issued a voluntary recall of specific lots of its AcrodoseTM Plus and PL Systems sold to its Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, the Company was unable to provide its customers with its Acrodose Plus and PL Systems. As a result of the recall, Blood Center customers may have discarded collected platelets and incurred other damages. As of December 29, 2018, the Company has recorded cumulative charges of $2.2 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.9 million of charges associated with customer claims. The Company may record incremental charges for customer claims in future periods associated with this recall.

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of December 29, 2018, the Company has recorded cumulative charges of $1.4 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.3 million of charges associated with customer claims. The Company may record incremental charges for customer claims in future periods associated with this recall.
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

Selected information by business segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net revenues
Japan	$18,297	$18,161	$52,244	$50,557
EMEA	42,056	44,860	123,395	126,727
North America Plasma	104,163	86,545	295,392	249,132
All Other	85,282	86,338	250,576	249,632
Net revenues before foreign exchange impact	249,798	235,904	721,607	676,048
Effect of exchange rates	(2,442)	(1,861)	(3,323)	(5,677)
Net revenues	$247,356	$234,043	$718,284	$670,371

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Segment operating income
Japan	$9,580	$9,715	$27,213	$25,838
EMEA	11,427	12,633	34,926	33,157
North America Plasma	43,392	34,160	123,456	96,052
All Other	34,460	34,729	103,730	97,929
Segment operating income	98,859	91,237	289,325	252,976
Corporate operating expenses	(58,314)	(52,164)	(174,831)	(150,670)
Effect of exchange rates	2,133	2,755	7,782	1,656
Restructuring and turnaround costs	(1,791)	(31,298)	(7,258)	(39,568)
Deal amortization	(6,131)	(6,506)	(18,667)	(19,501)
Asset impairments	—	—	(21,170)	—
Accelerated depreciation	(4,822)	(3,011)	(13,203)	(3,011)
Legal charges	(1,614)	—	(2,289)	—
Operating income	$28,320	$1,013	$59,689	$41,882

The Company's products are organized into three categories for purposes of evaluating their growth potential: Plasma, Blood Center and Hospital. Management reviews revenue trends based on these business units.

Net revenues by business unit are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Plasma	$131,823	$113,098	$373,078	$324,376
Blood Center	67,155	74,227	199,881	211,502
Hospital	48,378	46,718	145,325	134,493
Net revenues	$247,356	$234,043	$718,284	$670,371
Net revenues generated in the Company's principal operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
United States	$157,457	$140,840	$452,523	$410,671
Japan	17,734	17,664	52,295	49,312
Europe	40,977	42,189	119,075	118,544
Asia	29,166	30,733	89,136	85,504
Other	2,022	2,617	5,255	6,340
Net revenues	$247,356	$234,043	$718,284	$670,371

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)
Other comprehensive loss before reclassifications(1)	(10,254)	—	(60)	(10,314)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	209	209
Net current period other comprehensive income (loss)	(10,254)	—	149	(10,105)
Balance as of December 29, 2018	$(26,659)	$(323)	$(2,114)	$(29,096)

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

We believe that Plasma and Hospital have the greatest growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts. We are progressing toward a streamlined operating model with a management and cost structure that can bring about sustainable productivity improvement across the organization. Overall implementation of our new operating model began in fiscal 2017 and will continue through fiscal 2019 and beyond.

Recent Developments

NexSys PCS® and NexLynk DMS™

In fiscal 2018, we received FDA 510(k) clearance for our NexSys PCS plasmapheresis system, including our embedded software that activates YESTM technology, a yield-enhancing solution. We have begun production of the devices and expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. We have entered into several long-term commercial contracts and are continuing the rollout of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.

Debt Issuance and Repayment

On June 15, 2018, we entered into a five year credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are being used to support the launch of the NexSys PCS device and for general corporate purposes. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate of interest.

Share Repurchase Program

In February 2018, our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. As of December 29, 2018, we had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share.

In May 2018, we completed a $100.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51. In August 2018, we completed an additional $80.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in June 2018. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83. In December 2018, we repurchased the remaining $80.0 million of our common stock under our share repurchase authorization pursuant to an ASR entered into with Citibank in November 2018. The total number of shares repurchased under the ASR was approximately 0.8 million at an average price per share upon final settlement of $103.74.

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

Product Recalls

In March 2018, we issued a voluntary recall of specific lots of our AcrodoseTM Plus and PL Systems sold to our Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, we were unable to provide our customers with our Acrodose Plus and PL Systems. As a result of the recall, our Blood Center customers may have discarded collected platelets and incurred other damages. As of December 29, 2018, we have recorded cumulative charges of $2.2 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.9 million of charges associated with customer claims. We may record incremental charges for customer claims in future periods associated with this recall.

In August 2018, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of December 29, 2018, we have recorded cumulative charges of $1.4 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.3 million of charges associated with customer claims. We may record incremental charges for customer claims in future periods associated with this recall.

Restructuring Initiative

In fiscal 2018, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs which will enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the three and nine months ended December 29, 2018, we incurred $1.9 million and $7.3 million, respectively, of restructuring and turnaround costs under this program.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)
Net revenues	$247,356	$234,043	5.7%	$718,284	$670,371	7.1%
Gross profit	$111,175	$111,295	(0.1)%	$306,326	$307,522	(0.4)%
% of net revenues	44.9%	47.6%		42.6%	45.9%
Operating expenses	$82,855	$110,282	(24.9)%	$246,637	$265,640	(7.2)%
Operating income	$28,320	$1,013	n/m	$59,689	$41,882	42.5%
% of net revenues	11.4%	0.4%		8.3%	6.2%
Gain on divestiture	$—	$—	—%	$—	$8,000	(100.0)%
Interest and other expense, net	$(2,858)	$(806)	n/m	$(7,875)	$(3,562)	n/m
Income before provision for income taxes	$25,462	$207	n/m	$51,814	$46,320	11.9%
Provision for income taxes	$7,185	$6,754	6.4%	$17,630	$12,628	39.6%
% of pre-tax income	28.2%	n/m		34.0%	27.3%
Net income (loss)	$18,277	$(6,547)	n/m	$34,184	$33,692	1.5%
% of net revenues	7.4%	(2.8)%		4.8%	5.0%
Net income (loss) per share - basic	$0.36	$(0.12)	n/m	$0.66	$0.64	3.1%
Net income (loss) per share - diluted	$0.35	$(0.12)	n/m	$0.64	$0.63	1.6%

Net revenues increased 5.7% and 7.1% for the three and nine months ended December 29, 2018, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, net revenues increased 5.9% and 6.7% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Revenue increases in Plasma and Hospital were partially offset by declines in Blood Center during the three and nine months ended December 29, 2018.

Operating income increased for the three and nine months ended December 29, 2018, as compared with the same period of fiscal 2018, primarily due to increased revenue volumes, favorable price and product mix, lower restructuring and turnaround costs and annualized savings as a result of the current and prior year restructuring initiatives. This increase was partially offset by increased freight costs driven by revenue volume growth and rising fuel costs and carrier fees, accelerated depreciation related to PCS®2 devices, increased investments within our Plasma and Hospital business units and increased variable compensation. The increase in operating income for the nine months ended December 29, 2018 was partially offset by asset impairments associated with the HDC line.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 29, 2018	December 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
United States	$157,457	$140,840	11.8%	—%	11.8%
International	89,899	93,203	(3.5)%	(0.6)%	(2.9)%
Net revenues	$247,356	$234,043	5.7%	(0.2)%	5.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
United States	$452,523	$410,671	10.2%	—%	10.2%
International	265,761	259,700	2.3%	0.9%	1.4%
Net revenues	$718,284	$670,371	7.1%	0.4%	6.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 36.3% and 37.0%, of total net revenues for the three and nine months ended December 29, 2018, respectively, as compared with 39.8% and 38.7% for the three and nine months ended December 30, 2017, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 29, 2018	December 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$131,823	$113,098	16.6%	0.6%	16.0%
Blood Center	67,155	74,227	(9.5)%	(0.3)%	(9.2)%
Hospital (2)	48,378	46,718	3.6%	(0.9)%	4.5%
Net revenues	$247,356	$234,043	5.7%	(0.2)%	5.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."(

2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $21.3 million and $19.9 million for the three months ended December 29, 2018 and December 30, 2017, respectively. Hemostasis Management revenue increased 7.3% in the third quarter of fiscal 2019 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 9.0% in the third quarter of fiscal 2019 as compared with the same period of fiscal 2018.

	Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$373,078	$324,376	15.0%	0.5%	14.5%
Blood Center	199,881	211,502	(5.5)%	0.3%	(5.8)%
Hospital (2)	145,325	134,493	8.1%	0.8%	7.3%
Net revenues	$718,284	$670,371	7.1%	0.4%	6.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $65.4 million and $55.6 million for the nine months ended December 29, 2018 and December 30, 2017, respectively. Hemostasis Management revenue increased 17.6% in the first nine months of fiscal 2019 as compared with the same period of fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 17.0% in the first nine months of fiscal 2019 as compared with the same period of fiscal 2018.

Plasma

Plasma revenue increased 16.6% and 15.0% during the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Plasma revenue increased 16.0% and 14.5% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the U.S. and favorable NexSys PCS pricing during the three and nine months ended December 29, 2018. Increases in sales of liquid solutions also contributed to the growth during the three and nine months ended December 29, 2018.

We have continuing delays in the expansion of our liquid solutions production capacity that require us or our customers to continue to obtain alternative sources of supply. We expect purchases from these alternate sources to continue until we can complete the expansion and produce solutions at the necessary level.

Blood Center

Blood Center revenue decreased 9.5% and 5.5% during the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Blood Center revenue decreased 9.2% and 5.8% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. This decrease was primarily driven by lower whole blood revenue due to continued market declines, the strategic exit of certain contracts, products and markets, including unfavorable order timing associated with these exits, as well as product recalls.

Hospital

Hospital revenue increased 3.6% and 8.1% during the three and nine months ended December 29, 2018, respectively as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, Hospital revenue increased 4.5% and 7.3% during the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. The increase during both the three and nine months ended December 29, 2018 was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. The TEG 6s system and TEG Manager® software are approved for the same set of indications as the TEG 5000 system in Europe, Australia and Japan. In the U.S., the TEG 6s system is approved for cardiovascular surgery and cardiology. We are pursuing a broader set of indications for the TEG 6s system in the U.S., including trauma. The increase during the three and nine months ended December 29, 2018 was partially offset by the continued decline in OrthoPAT® revenue due to better blood management which has reduced orthopedic blood loss. Effective March 31, 2019, our OrthoPAT products will be discontinued and we will offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)
Gross profit	$111,175	$111,295	(0.1)%	$306,326	$307,522	(0.4)%
% of net revenues	44.9%	47.6%		42.6%	45.9%

Gross profit decreased 0.1% and 0.4% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, gross profit increased 1.1% and decreased 2.4% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Gross profit margin decreased 270 and 330 basis points for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. The decrease in gross profit margin during the three and nine months ended December 29, 2018 was primarily due to increased depreciation expense as a result of the accelerated depreciation of PCS2 devices and unfavorable volume and mix. Asset impairments associated with the HDC line also contributed to the decline in gross profit margin during the nine months ended December 29, 2018. The decline during both the three and nine months ended December 29, 2018 was partially offset by savings as a result of the prior year restructuring initiative and favorable pricing.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)	December 29, 2018	December 30, 2017	% Increase/ (Decrease)
Research and development	$8,978	$12,427	(27.8)%	$26,967	$28,141	(4.2)%
% of net revenues	3.6%	5.3%		3.8%	4.2%
Selling, general and administrative	$73,877	$97,855	(24.5)%	$219,670	$237,499	(7.5)%
% of net revenues	29.9%	41.8%		30.6%	35.4%
Total operating expenses	$82,855	$110,282	(24.9)%	$246,637	$265,640	(7.2)%
% of net revenues	33.5%	47.1%		34.3%	39.6%

Research and Development

Research and development expenses decreased 27.8% and 4.2% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, research and development expenses decreased 27.3% and 3.7% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. The decrease during the three and nine months ended December 29, 2018 was primarily driven by lower restructuring and turnaround costs partially offset by our continued investment of resources in clinical programs, primarily in our Hospital business unit, as well as continued investment in our Plasma business unit.

Selling, General and Administrative

Selling, general and administrative expenses decreased 24.5% and 7.5% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 23.8% and 7.5% for the three and nine months ended December 29, 2018, respectively, as compared with the same periods of fiscal 2018. The decrease for the three and nine months ended December 29, 2018 was primarily the result of lower restructuring and turnaround costs and annualized savings as a result of the current and prior year restructuring initiatives. This decrease was partially offset by increased investments within our Plasma and Hospital business units, higher freight costs driven by revenue volume growth and rising fuel costs and carrier fees and an increase in variable compensation and stock-based compensation expense.

Interest and Other Expense, Net

Interest expense from our Term Loan borrowings, which constitutes the majority of expense, increased by $1.4 million and $3.4 million during the three and nine months ended December 29, 2018, respectively, as compared with the prior year periods due to an increase in the Term Loan balance as well as an increase in the effective interest rate. The effective interest rate on total debt outstanding as of December 29, 2018 was 3.6%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

Our reported tax rate for the three and nine months ended December 29, 2018 was 28.2% and 34.0%, respectively. The rate for the three and nine months ended December 29, 2018 includes a discrete stock compensation windfall benefit of $1.8 million and $5.8 million, respectively. Our effective tax rate for the three and nine months ended December 29, 2018 was negatively impacted by certain provisions of the recently enacted U.S. tax reform as discussed below. In addition, the effective tax rate for the nine months ended December 29, 2018 is higher than the U.S. statutory tax rate primarily as a result of the jurisdictional mix of earnings, including the impact of an asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against our deferred tax assets in the impacted jurisdiction. Refer to Note 8, Property, Plant and Equipment for additional details.

During the three months ended December 29, 2018 and December 30, 2017, we reported an income tax provision of $7.2 million and $6.8 million, respectively. During the nine months ended December 29, 2018 and December 30, 2017, we reported an income tax provision of $17.6 million and $12.6 million, respectively. The change in our tax provision for both the three and nine months ended December 29, 2018 was primarily due to an increase in the tax expense of our U.S. entity, which was impacted by the U.S. tax reform provisions including Global Intangible Low Taxed Income, partially offset by a discrete stock compensation windfall benefit.

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. In addition, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that directed taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of December 29, 2018, we have completed our accounting for the tax effects of the enactment of the Act. During the three and nine months ended December 29, 2018, we recognized an immaterial adjustment to the provisional tax expense estimate recorded related to the Act.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 29, 2018	March 31, 2018
Cash & cash equivalents	$154,871	$180,169
Working capital	$304,615	$136,474
Current ratio	2.4	1.4
Net debt(1)	$(188,946)	$(73,513)
Days sales outstanding (DSO)	61	58
Inventory turnover	2.9	3.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

During fiscal 2018, we launched the 2018 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. During the three and nine months ended December 29, 2018, we incurred $1.9 million and $7.3 million, respectively, of restructuring and turnaround costs under this program.

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

As of December 29, 2018, we had $154.9 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a credit agreement with certain lenders which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are being used to support the launch of our NexSys PCS device and for general corporate purposes. At December 29, 2018, $345.6 million was outstanding under the Term Loan with an effective interest rate of 3.6% and no amount was outstanding on the Revolving Credit Facility. We also have $25.2 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of December 29, 2018.

We have scheduled principal payments of $8.8 million required during the remainder of fiscal 2019. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 29, 2018.

Cash Flows

	Nine Months Ended
(In thousands)	December 29, 2018	December 30, 2017	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$138,643	$162,723	$(24,080)
Investing activities	(102,931)	(45,069)	(57,862)
Financing activities	(57,623)	(7,990)	(49,633)
Effect of exchange rate changes on cash and cash equivalents(1)	(3,387)	2,363	(5,750)
Net increase in cash and cash equivalents	$(25,298)	$112,027
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $24.1 million during the nine months ended December 29, 2018, as compared with the nine months ended December 30, 2017. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase accounts receivable and an increase in inventory build to support the launch of the NexSys PCS devices. Decreases in accrued payroll due to severance payments associated with the 2018 Program and the payout of annual bonuses also contributed to the decline. Net income, as adjusted for depreciation, amortization and other non-cash charges, partially offset the decrease in operating activities.

Net cash used in investing activities increased by $57.9 million during the nine months ended December 29, 2018, as compared with the nine months ended December 30, 2017. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures in the current year period due to the NexSys PCS launch and the proceeds received related to the divestiture of our SEBRA product line in the prior period.

Net cash provided by financing activities increased by $49.6 million during the nine months ended December 29, 2018, as compared with the nine months ended December 30, 2017, primarily due to the $350.0 million Term Loan entered into in June 2018, as discussed above. This increase was partially offset by the repayment of the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014, as well as $160.0 million of share repurchases during the nine months ended December 29, 2018.

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

Foreign Exchange

During the three and nine months ended December 29, 2018, 36.3% and 37.0%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos, and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies. Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos, and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $5.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $5.5 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of December 29, 2018 was $345.6 million with an interest rate of 3.6% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.5 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. The interest rate swaps qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 29, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 29, 2018.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 606, effective April 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three and nine months ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Item 2. Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the third quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
September 30, 2018 - October 27, 2018
October 28, 2018 - November 24, 2018	556,135	(2)	556,135
November 25, 2018 - December 29, 2018	215,024	(2)	215,024
Total	771,159			$0

(1) On February 6, 2018, the Company announced that the Board of Directors had authorized the repurchase of up to $260 million of the Company’s common stock from time to time, based on market conditions, through March 30, 2019. Under the Company's share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions. As of December 29, 2018, the Company had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share, thereby completing the program.

(2) In November 2018, the Company entered into an accelerated share repurchase agreement ("ASR") with Citibank N.A. to repurchase approximately $80.0 million of the Company's common stock. In December 2018, the ASR was completed. The total number of shares repurchased under this ASR was approximately 0.8 million at an average price per share upon final settlement of $103.74.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1†	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

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

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

†	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

HAEMONETICS CORPORATION
2/5/2019	By:	/s/ Christopher Simon
Christopher Simon, President and Chief Executive Officer
(Principal Executive Officer)

2/5/2019	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)