Form 10-K
period 2019-03-30
HAEMONETICS CORP
filed 2019-05-22
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Wood Road, Braintree, Massachusetts 02184-9114 (Address of principal executive offices)	(781) 848-7100 (Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $.01 par value per share	HAE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $5,887,313,926 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 20, 2019 was 51,205,703.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 25, 2019 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including blood and plasma component collection, the surgical suite, and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

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

Haemonetics develops and markets a wide range of devices and solutions to serve our customers. We provide plasma collection systems and software that enable the collection of plasma used by biopharmaceutical companies to make life saving pharmaceuticals and also provides analytical devices for measuring hemostasis that enable healthcare providers to better manage their patients’ bleeding risk. In addition, Haemonetics makes blood processing systems and software that make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software that facilitate blood transfusions and cell processing.

Market and Products

Product Lines

Our products are organized in three categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center, and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. “Hospital”, which is comprised of Hemostasis Management and Cell Processing products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems, disposables and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

•	Plasma

Our Plasma business offers automated plasma collection and donor management software systems that improve the plasma centers’ yield, efficiency, quality, safety and overall plasma donor experience. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.
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

Our Plasma business unit focuses on the collection of plasma for pharmaceutical production using apheresis devices that collect plasma and software solutions that support the efficient operation of source plasma collection centers. Our Blood Center business unit supports the collection of plasma for transfusion using both whole blood and multi-component apheresis collection devices and software solutions that support efficient operation of these types of centers.

Over the last 20 years, the collection of source plasma has increasingly been done by vertically integrated biopharmaceutical companies such as CSL Behring, Grifols S.A. ("Grifols"), Octapharma AG and Takeda's BioLife business. With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation to fractionation to the production of the final product.

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
Plasma Products — Built around our automated plasma collection devices, related disposables and software, our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and manufacturing processes. As a result, we aim to design equipment that is durable, dependable and easy to use and to provide comprehensive training and support to our plasma collection customers.

Today, the vast majority of plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® and PCS2® plasmapheresis equipment and related disposables including plasma collection containers and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure quality and compliance business process support, react quickly to business changes and implement opportunities to reduce costs.

With our PCS brand, we have provided an automated platform dedicated to the collection of plasma for over 20 years. In fiscal 2018, we received U.S. Food and Drug Administration ("FDA") 510(k) clearance for our next generation device, the NexSys PCS and for the enhancement of our NexSys PCS embedded software that activates YESTM technology, a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. We also received CE mark clearance of the NexSys PCS device in the European Union and Australia, subject to additional local requirements, during fiscal 2018. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

NexSys PCS is designed to enable higher plasma yield collections, improve productivity in our customers’ centers, enhance the overall donor experience and provide safe and reliable collections that will become life-changing medicines for patients. NexSys PCS includes bi-directional connectivity to the NexLynk DMS donor management system to improve operational efficiency within plasma centers, through automated programming of donation procedures and automated data capture of procedure data.

We have entered into several long-term commercial contracts and are continuing the rollout and support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.
Our Plasma business unit represented 51.9%, 48.2% and 46.4% of our total revenue in fiscal 2019, 2018 and 2017, respectively.

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
While overall we expect total demand for blood to remain stable to slightly declining, demand in individual markets can vary greatly. Mature markets have developed more minimally invasive procedures with lower associated blood loss, as well as better blood management that have more than offset the increasing demand from aging populations. Emerging markets are seeing demand growth with expanded healthcare coverage and greater access to more advanced medical treatments.
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
Our Blood Center business unit represented 27.8%, 31.5% and 34.3% of our total revenue in fiscal 2019, 2018 and 2017, respectively.

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
Hemostasis Management Products — Our portfolio of TEG® diagnostic systems enables clinicians to holistically assess the coagulation status of a patient at the point-of-care or laboratory setting. We have two device platforms that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG 5000 hemostasis analyzer system, which we obtained in the 2007 acquisition of assets from Haemoscope Corporation, and the TEG 6s hemostasis analyzer system, the underlying technology for which we license from Cora Healthcare, Inc., a company established by Haemoscope's founders. Under the license from Cora Healthcare, we have exclusive perpetual rights to manufacture and commercialize the TEG 6s system in the field of hospitals and hospital laboratories.

Each TEG system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG analyzers throughout the hospital, providing clinicians remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients.
Cell Processing
Cell Salvage
Cell Salvage Market — The Cell Salvage market is mainly comprised of devices designed to transfuse back a patient’s own blood during or after surgery. Loss of blood is common in many surgical procedures, including open heart, trauma, transplant, vascular and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor (or allogeneic) blood which carries various risks for transfusion reactions including chills, fevers or other side effects that can prolong a patient’s recovery.

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

Our OrthoPAT® perioperative autotranfusion system is targeted to orthopedic procedures and is designed to remain with the patient following surgery, to recover blood and produce a washed red cell product for autotransfusion. We discontinued the sale of our OrthoPAT products effective March 31, 2019. We offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.

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
Our Hospital business unit represented 20.3%, 20.3% and 19.4% of our total revenue in fiscal 2019, 2018 and 2017, respectively.
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
In fiscal 2019, research and development resources were allocated to support innovation across our portfolio, including investments in clinical programs for our Hemostasis Management product line. A key element of our strategy in the U.S. for our Hemostasis Management product line has been to invest in clinical trials to support expanded FDA labeling including a trauma indication for our TEG 6s. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. Additionally, we continue to invest resources in next generation plasma collection and software systems.
Manufacturing

We endeavor to supply products that are both high quality and cost competitive for our customers by leveraging continuous improvement methodologies, focusing on our core competencies and partnering with strategic suppliers that complement our capabilities. In general, we design our equipment and consumables and use contract manufacturers to build the devices, while the majority of consumables are manufactured by us.

Our production activities occur in controlled settings or “clean room” environments and have built-in quality checks throughout the manufacturing processes. Our manufacturing teams are focused on continuously improving our productivity, product cost and product quality through change control procedures, validations and strong supplier management programs. We regularly review our logistics capabilities, inventory and safety stock levels and maintain business continuity plans to address supply disruptions that may occur.

Our primary consumable manufacturing operations are located in North America and Malaysia. Contract manufacturers also supply component sets and liquid solutions according to our specifications and manufacture in Mexico, Japan, Singapore, Thailand and the Philippines. Our devices are principally manufactured in Malaysia, Australia and the U.S.

Plastics and other petroleum-based products are the principal component of our disposable products and can be affected by oil and gas prices. Contracts with our suppliers help to mitigate some of the short term effects of price volatility in this market. However, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.
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
In addition, we face competition from several large, global companies with product offerings similar to ours. Terumo BCT and Fresenius SE & Co. KGaA, in particular, have significantly greater financial and other resources than we do and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our three global product enterprises.

•	Plasma
In the automated plasma collection market, we principally compete with Fresenius' Fenwal Aurora and Aurora Xi product line, on the basis of speed, plasma yield per donation, quality, reliability, ease of use, services and technical features of the collection systems and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including European and South American countries. In the field of plasma related software, MAK Systems is the primary competitor along with applications developed internally by our customers.

•	Blood Center
Most donations worldwide are traditional manual whole blood collections and approximately 40% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo.

Our MCS automated component blood collections, which represents approximately 55% of the Blood Center portfolio, not only compete against the traditional manual whole blood collection market (particularly in red cells) but also compete with products from Terumo and Fresenius. Technology is the key differentiator in automated component blood collections, as measured by the time to collect more than one unit of a specific targeted blood component. While not all donors are eligible to donate more than one unit, it continues to become more prevalent in markets with a significant number of eligible donors. Therefore, both Haemonetics and our competitors continue to experience downward pressure on collection of single platelet collection procedures.

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

In addition, TEG systems compete more directly with other advanced blood test systems, including ROTEM® analyzers, the VerifyNow® System and HemoSonics Quantra™. ROTEM and VerifyNow instruments are marketed by Instrumentation Laboratory, a subsidiary of Werfen. HemoSonics is owned and offered by Diagnostica Stago. There are also additional technologies being explored to assess viscoelastic and other characteristics that can provide insights into the coagulation status of a patient.
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

SafeTrace Tx competition primarily consists of stand-alone BBIS including WellSky and some Electronic Health Record software that includes a built-in transfusion management solution including Cerner. Global competition for BloodTrack varies by country including MSoft in Europe and established blood practices in the U.S. such as using standard refrigerators and manual movement of blood products. BloodTrack integrates with the hospital’s existing lab or blood bank system allowing for greater market acceptance.
Significant Customers
In fiscal 2019, 2018 and 2017, our ten largest customers accounted for approximately 52%, 45% and 42% of our net revenues, respectively. In fiscal 2019, 2018 and 2017, two of our Plasma customers, CSL Plasma Inc. ("CSL") and Grifols, each were greater than 10% of total net revenues and in total accounted for approximately 27%, 26% and 24% of our net revenues, respectively. Additionally, one of our Blood Center customers accounted for greater than 10% of our Japan segment’s net revenues in fiscal 2019, 2018 and 2017.
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
Postmarket Requirements - U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include, among others:

•	FDA's Quality System Regulation, or QSR, which requires manufacturers, including third party manufacturers, to follow quality assurance procedures during all aspects of the manufacturing process;

•	Labeling regulations including unique device identification;

•	Clearance of a 510(k) for certain product modifications;

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

Requirements Outside the U.S.
The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. These regulations will be significantly modified in the next couple of years. For example, in May 2017, the EU Medical Devices Regulation (Regulation 2017/745) was adopted. The EU Medical Devices Regulation, or EU MDR, repeals and replaces the EU Medical Devices Directive. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The EU MDR will, however, only become applicable three years after publication (in May 2020). Once applicable, the new regulations will among other things:

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
We currently hold NDAs and ANDAs for liquid solutions (including anticoagulants, intravenous saline and a red blood cell storage solution), which we sell with our blood component and whole blood collection systems.

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
Employees
As of March 30, 2019, we employed the full-time equivalent of 3,216 persons.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, Code of Conduct and the charters of the Audit, Compensation and Governance and Compliance Committees are published on the Investor Relations section of our website at www.haemonetics.com. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file documents electronically.

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impact of planned acquisitions or dispositions; market position and expenditures.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of the Company's control. Investors should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, the Company’s actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see Item 1A. Risk Factors in this report.

•	Failure to achieve our long-term strategic and financial-improvement goals;

•	Demand for and market acceptance risks for new and existing products, including material reductions in purchasing from or loss of a significant customer;

•	Product quality or safety concerns, leading to product recalls, withdrawals, regulatory action by the FDA (or similar non-U.S. regulatory agencies), reputational damage, declining sales or litigation;

•
Security breaches of our information technology systems or our products, which could impair our ability to conduct business or compromise sensitive information of the Company or its customers, suppliers and other business partners, or of customers' patients;

•	Pricing pressures resulting from trends toward health care cost containment, including the continued consolidation among health care providers and other market participants;

•
The continuity, availability and pricing of plastic and other raw materials, finished goods and components used in the manufacturing of our products (including those purchased from sole-source suppliers) and the related continuity of our manufacturing and distribution;

•	Our ability to develop new products or enhancements on commercially acceptable terms or at all;

•
The potential that the expected strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

•	Our ability to obtain regulatory approvals in a timely manner consistent with cost estimates;

•
Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

•	Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•	Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Complexity Reduction Initiative;

•	Our ability to retain and attract key personnel;

•	Costs and risks associated with product liability and other litigation claims;

•	Our ability to meet our existing debt obligations and raise additional capital when desired on terms reasonably acceptable to us;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins;

•	The impact of changes in U.S. and international tax laws;

•	Market conditions and the possibility that the Company’s share repurchase program may be delayed, suspended or discontinued;

•	The effect of communicable diseases on demand for our products; and

•	Our ability to protect intellectual property and the outcome of patent litigation.

Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in Item 1A. Risk Factors to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. Please refer to the cautionary statements made under the heading "Cautionary Statement Regarding Forward-Looking Information" at the end of Item 1 of this Annual Report on Form 10-K for more information on the qualifications and limitations on forward-looking statements.

If our business strategy does not yield the expected results or we fail to implement the necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.

Our products are organized in three categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center and Hospital. We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line and evaluating opportunities to exit unfavorable customer contracts.

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

Material reductions in purchasing from or loss of a significant customer could adversely affect our business.

In fiscal 2019, our two largest Plasma customers each accounted for more than 10% of our net revenues and our ten largest customers accounted for approximately 52% of our net revenues. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, including material decreases in demand for plasma or development of alternative processes, we could experience an adverse effect on our results of operations or financial condition.

Two of our four largest Plasma customers have contracts that are subject to renewal before the end of fiscal 2021. In the event that we do not extend our current contracts or enter into new contracts with these customers on acceptable terms, our revenues and operating income could be negatively impacted in a manner that could have a material adverse effect on our results of operations or financial condition.

Defects or quality issues associated with our products could adversely affect the results of operations.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Manufacturing or design defects, component failures, unapproved or improper use of our products, or inadequate disclosure of risks or other information relating to the use of our products can lead to injury or other serious adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or as required by the FDA or similar governmental authorities in other countries), and could result, in certain cases, in the removal of a product from the market. A recall could result in significant costs and lost sales and customers, enforcement actions and/or investigations by state and federal governments or other enforcement bodies, as well as negative publicity and damage to our reputation that could reduce future demand for our products. Personal injuries relating to the use of our products can also result in significant product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in regulatory approval of new products or the imposition of post-market approval requirements.

In fiscal 2018, one of our suppliers began production of NexSys PCS and we expanded production utilizing a second supplier during fiscal 2019. If our suppliers fail to produce NexSys PCS devices that meet our quality standards, we could have delays in customer adoption and costs to remediate the deficient quality which would have a negative effect on our revenues, gross margins, operating income and return on invested capital.

If we are unable to successfully convert customers to our NexSys platform, meet customer placement demands or negotiate competitive pricing, we may not realize the intended benefits of our investment.

We have focused heavily on the development and commercialization of our NexSys platform, comprised of both the NexSys PCS plasmapheresis system and NexLynk DMS software. After the commercial launch of our NexSys platform in fiscal 2019, we entered into several customer contracts providing for conversion to NexSys during fiscal 2019. If additional customers do not adopt NexSys or they do and we are unable to procure sufficient NexySys PCS devices from our contract manufacturers to meet demand or receive a price that provides an inadequate return on our investment, or if such customer adoption does not occur within the expected timeframe, we may not realize the full intended benefits of our investment.

We are increasingly dependent on information technology systems and subject to privacy and security laws and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We increasingly rely on information technology systems to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and some connect to our systems for maintenance and other purposes. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data, including The Health Insurance Portability and Accountability Act, The Health Information Technology for Economic and Clinical Health Act and the European Union’s General Data Protection Regulation, or GDPR. In May 2018, the GDPR superseded current European Union data protection legislation, imposing more stringent European Union data protection requirements and providing for greater penalties for noncompliance. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

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

The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2019 due to sustained declines in transfusion rates caused by hospitals' improved blood management techniques and protocols. In response to this trend, U.S. blood center collection groups prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.

Consolidation of the healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.

Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs and causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses.

The influence of group purchasing organizations in the U.S., integrated delivery networks and large single accounts has the potential to put price pressure on our Hospital business. It also puts price pressure on our U.S. Blood Center customers who are also facing reduced demand for red cells. Our Blood Center customers have responded to this pressure by creating their own group purchasing organizations and resorting to single source tenders to create incentives for suppliers, including us, to significantly reduce prices.

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

We manufacture certain key disposables at single locations with limited alternate facilities. If an event occurs that results in damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers, notably JMS Co. Ltd., Kawasumi Laboratories, Leica Biosystems Melbourne Pty. Ltd. and Sparton Medical Systems Colorado LLC, who have their own complex supply chains. Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S., Puerto Rico and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S., Puerto Rico and Mexico to the rest of the world.

Due to the high standards and stringent requirements of the FDA and other similar non-U.S. regulatory agencies applicable to manufacturing our products, such as the FDA's Quality System Regulation and Good Manufacturing Practices, we may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, could compromise our ability to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

Plastics are the principal component of our disposables, which are the main source of our revenues. Any change in the price, composition or availability of the plastics or resins we purchase could adversely affect our business.

We face risks related to price, composition and availability of the plastic raw materials used in our business. Climate change (including laws or regulations passed in response thereto) could increase our costs, in particular our costs of supply, energy and transportation/freight. Material or sustained increases in the price of petroleum or petroleum derivatives could have an adverse impact on the costs to procure plastic raw materials and the costs of our transportation/freight. Increases in the costs of other commodities also may affect our procurement costs to a lesser degree.

The composition of the plastic we purchase is also important. Today, we purchase plastics that contain phthalates, which are used to make plastic malleable. Should plastics with phthalates become unavailable due to regulatory changes, we may be required to obtain regulatory approvals from FDA and foreign authorities for a number of products.

While we have not experienced shortages in the past, any interruption in the supply for certain plastics could have a material impact on our business by limiting our ability to manufacture and sell the products that represent a significant portion of our revenues. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

If we are unable to successfully expand our product lines through internal research and development, our business may be materially and adversely affected.

A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our products. In addition, patents attained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

If our business development activities are unsuccessful, we may not realize the intended benefits.

We may seek to supplement our organic growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business. Promising partnerships and acquisitions may also not be completed for reasons such as competition among prospective partners or buyers, the inability to reach satisfactory terms, the need for regulatory approvals or the existence of economic conditions affecting our access to capital for acquisitions and other capital investments. If our business development activities are unsuccessful, we may not realize the intended benefits of such activities, including that acquisition and integration costs may be greater than expected or the possibility that expected return on investment synergies and accretion will not be realized or will not be realized within the expected timeframe.

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

Additionally, the European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in calendar year 2017, replacing the existing directives and providing three years for transition and compliance. When implemented in 2020, the MDR will change several aspects of the existing regulatory framework, such as clinical data requirements, and introduce new ones, such as Unique Device Identification. We, and the notified bodies who will oversee compliance to the new MDR, face uncertainties as the MDR is rolled out and enforced, creating risks in several areas including the CE marking process and data transparency in the upcoming years.

If we or our suppliers fail to comply with ongoing regulatory requirements, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post- approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA's Quality System Regulation or current Good manufacturing Practices requirements (depending on the products at issue).

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

Our relationships with customers and third-party payers are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

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

On November 1, 2017, we committed to and commenced our Complexity Reduction Initiative, also referred to in this report as the 2018 Program, a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. While cost savings from the 2018 Program to date have been consistent with our expectations, it is still possible that events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. The 2018 Program could also yield unintended consequences, such as business disruption, the loss of institutional knowledge as a result of turnover and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Our inability to realize all of the anticipated benefits from the 2018 Program could adversely affect our ability to fund new business initiatives and as a result have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our success depends on our ability to attract and retain key personnel needed to successfully operate the business.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and R&D positions. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions.

In December 2018, we announced that we had entered into a lease for office space in Boston, Massachusetts that will serve as our new corporate headquarters and replace our existing location in Braintree, Massachusetts. Although we believe our move to Boston, which is anticipated to occur in the third quarter of fiscal 2020, will help us to attract and retain key talent and provide a dynamic space to engage our employees, competition for top talent in the healthcare market, delays in and costs associated with development and occupancy of the new office, and the increased cost or commuting time for current employees relocating or traveling to Boston could impact our ability to realize the intended results of the move. If we cannot effectively recruit and retain qualified employees, our business could suffer.

We have also effected organizational and strategic changes in the last several years, including our Complexity Reduction Initiative, which have resulted in workforce reductions. If we fail to effectively manage our ongoing organizational and strategic changes in a manner that allows us to retain and attract talent, our financial condition, results of operations and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed.

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

We have $336.9 million of debt outstanding at March 30, 2019 that matures on June 15, 2023 under our $350.0 million term loan. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions and our ability to fund working capital, capital expenditures, acquisitions or other general corporate requirements. The interest rate on the loan is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.

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

Our operations and plans for future growth may require us to raise additional capital in the future. Our ability to issue additional debt or enter into other financing arrangements on acceptable terms could be adversely affected by our debt levels, unfavorable changes in economic conditions generally or uncertainties that affect the capital markets. Higher borrowing costs or the inability to access capital markets could adversely affect our ability to support future growth and operating requirements and, as a result, our business, financial condition and results of operations could be adversely affected. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for further discussion of our debt obligations.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.

International revenues and expenses account for a substantial portion of our operations. In fiscal 2019, our international revenues accounted for 37.3% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes and recently enacted and future tax law changes in jurisdictions in which we operate. Changes in our operations, including headcount in Switzerland, Puerto Rico or Malaysia, could adversely affect our tax rate due to favorable tax rulings in these jurisdictions. We are also subject to tax audits in various jurisdictions and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. For example, the U.S. enacted the Tax Cuts and Jobs Act, or the Act, on December 22, 2017, as a result of which we recognized in fiscal 2018 a provisional amount of $2.0 million as reasonable estimate of the impact of the provisions of the Act. As of December 29, 2018, we completed our accountings for the tax effects of the enactment of the Act and did not recognize any material adjustments to the provisional tax expense previously recorded. Certain provisions of the Act and the regulations issued thereunder could have a significant impact on our future results of operations.

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

On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock over the next two years. Under the share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by us and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and we have obligation to repurchase any amount of its common stock under the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Refer to Note 5, Earnings per Share, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our owned headquarters facility is located in Braintree, Massachusetts and is approximately 224,000 square feet. In December 2018, we announced our plan to sell the Braintree facility and relocate our global headquarters to a 62,000 square foot leased facility in Boston, Massachusetts.

As of March 30, 2019, we owned or leased a total of 49 facilities. Our owned and leased facilities consist of approximately 1.7 million square feet. Included within these properties are 7 manufacturing facilities. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. We consider the following manufacturing facilities to be material to the business.

We lease our facility in Leetsdale, Pennsylvania, which is approximately 82,000 square feet and is used for warehousing, distribution and manufacturing operations primarily supporting our Plasma business unit.

We own our facility in Draper, Utah, which is approximately 100,000 square feet and is used for distribution and manufacturing operations supporting our Plasma business unit.

We lease our facility in Fajardo, Puerto Rico, which is approximately 115,000 square feet and is used for production of blood filters.

We lease 127,000 square feet of space in Tijuana, Mexico. We also own a facility in Tijuana, Mexico that is approximately 182,000 square feet. These facilities are used for the production of whole blood collection kits, plasma, blood center and hospital disposables and intra-plant components.

We own approximately 240,000 square feet of space in Penang, Malaysia, used to manufacture disposable products for our European and Asian customers. We lease the land on which the facility was built and the lease payments have been prepaid. The lease term of 30 years expires in 2043 with an option to renew for a period of no less than 10 years.

We previously owned the facility in Union, South Carolina, which is approximately 86,000 square feet and is used to manufacture sterile solutions that support our Plasma business. On May 21, 2019, we transferred to CSL Plasma Inc. (“CSL”) substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility.

We own two facilities in Covina, California, that occupy approximately 65,000 square feet and are used for manufacturing and engineering functions. The facilities also include general administration space. We also lease approximately 40,000 square feet of space for warehousing and logistic operations. These facilities are used for the production of whole blood collection kits.
Our facilities are used by the following business segments:

Number of Facilities
Japan	7
EMEA	13
North America Plasma	3
All Other	26
Total	49

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Haemonetics' common stock is listed on the New York Stock Exchange ("NYSE") under the symbol HAE.

Holders

There were 146 holders of record of the Company’s common stock as of March 30, 2019.

Dividends

The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In May 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the repurchase program will be at management’s discretion with the intent of beginning activity under the program during fiscal 2020.

Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

In February 2018, the Company's Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. As of March 30, 2019, the Company had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2019	2018	2017	2016	2015
Summary of Operations:
Net revenues	$967,579	$903,923	$886,116	$908,832	$910,373
Cost of goods sold	550,043	492,015	507,622	502,918	475,955
Gross profit	417,536	411,908	378,494	405,914	434,418
Operating expenses:
Research and development	35,714	39,228	37,556	44,965	54,187
Selling, general and administrative	298,277	316,523	301,726	317,223	337,168
Impairment of assets	—	—	58,593	92,395	5,441
Contingent consideration income	—	—	—	(4,727)	(2,918)
Total operating expenses	333,991	355,751	397,875	449,856	393,878
Operating income (loss)	83,545	56,157	(19,381)	(43,942)	40,540
Gain on divestiture	—	8,000	—	—	—
Interest and other expense, net	(9,912)	(4,525)	(8,095)	(9,474)	(9,375)
Income (loss) before provision (benefit) for income taxes	73,633	59,632	(27,476)	(53,416)	31,165
Provision (benefit) for income taxes	18,614	14,060	(1,208)	2,163	14,268
Net income (loss)	$55,019	$45,572	$(26,268)	$(55,579)	$16,897
Income (loss) per share:
Basic	$1.07	$0.86	$(0.51)	$(1.09)	$0.33
Diluted	$1.04	$0.85	$(0.51)	$(1.09)	$0.32
Weighted average number of shares	51,533	52,755	51,524	50,910	51,533
Weighted average number of shares and common stock equivalent shares	52,942	53,501	51,524	50,910	52,089

	2019	2018	2017	2016	2015
Financial and Statistical Data:
Working capital	$340,362	$136,474	$298,850	$302,535	$368,985
Current ratio	2.4	1.4	2.4	2.6	3.0
Property, plant and equipment, net	$343,979	$332,156	$323,862	$337,634	$321,948
Capital expenditures	$118,961	$74,799	$76,135	$102,405	$122,220
Depreciation and amortization	$109,418	$89,247	$89,733	$89,911	$86,053
Total assets	$1,274,767	$1,237,339	$1,238,709	$1,319,128	$1,485,417
Total debt	$350,120	$253,682	$314,647	$408,000	$427,891
Stockholders’ equity	$667,868	$752,429	$739,610	$721,565	$826,122
Debt as a % of stockholders’ equity	52.4%	33.7%	42.5%	56.5%	51.8%
Employees	3,216	3,136	3,107	3,225	3,383

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including blood and plasma component collection, the surgical suite, and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

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

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Divestiture

On May 21, 2019, we transferred to CSL Plasma Inc. (“CSL”) substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility and CSL assumed certain related liabilities pursuant to the terms of a settlement, release and asset transfer agreement between the parties dated May 13, 2019. At the closing, we received approximately $10 million of proceeds and were concurrently released from our obligations to supply liquid solutions under a 2014 supply agreement with CSL. We will continue to supply liquid solutions to our customers following the asset transfer agreement pursuant to our supplier arrangements with contract manufacturers. We expect that cost savings generated from the asset transfer agreement, including the release from our liquid solutions supply obligations, will be reallocated to general corporate purposes. We recognized an impairment charge in the first quarter of fiscal 2020 of approximately $49 million as a result of this transaction.

Share Repurchase Programs

In May 2019, we announced that our Board of Directors had authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the repurchase program will be at management’s discretion with the intent of beginning activity under the program during fiscal 2020.

In February 2018, our Board of Directors authorized the repurchase of up to $260 million of our outstanding common stock through March 30, 2019. As of March 30, 2019, we had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share.

TEG 6s Trauma Indication

In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients.

NexSys PCS® and NexLynk DMS™

In fiscal 2018, we received FDA 510(k) clearance for our NexSys PCS plasmapheresis system, including our embedded software that activates YESTM technology, a yield-enhancing solution. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

Our planned roll out of this new platform includes the placement of a significant number of new devices. Such placements will require meaningful capital expenditures and new customer contracts that reflect pricing and volumes appropriate to these investments. We have entered into several long-term commercial contracts for NexSys PCS devices and NexLynk DMS donor management software and are seeking additional contracts from our other Plasma customers.

Relocation of Corporate Headquarters

In December 2018, we announced that we had entered into a lease for office space in Boston, MA that will serve as our new corporate headquarters and replace our existing location in Braintree, MA. We believe our move to Boston, which is anticipated to occur in the third quarter of fiscal 2020, will attract and retain key talent and provide a dynamic space to engage our employees.

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

Product Recalls

In March 2018, we issued a voluntary recall of specific lots of our AcrodoseTM Plus and PL Systems sold to our Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, we were unable to provide our customers with our Acrodose Plus and PL Systems. As a result of the recall, our Blood Center customers may have discarded collected platelets and incurred other damages. During fiscal 2019 we entered into settlement agreements with certain customers responsible for substantially all of the total outstanding claims against us. As of March 30, 2019, we have recorded cumulative charges of $2.2 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.9 million of charges associated with customer claims. Substantially all of these claims have been paid as of March 30, 2019.

In August 2018, we issued a voluntary recall of certain whole blood collection kits sold to our Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, our Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of March 30, 2019, we have recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. We may record incremental charges for customer claims in future periods associated with this recall.

Restructuring Initiative

In fiscal 2018, we launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs to enable a more streamlined organizational structure. We expect to incur aggregate charges between $50 million and $60 million associated with these actions, of which we expect $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. We expect savings from this program of approximately $80 million on an annualized basis once the program is completed. During the fiscal year ended March 30, 2019 and March 31, 2018, we incurred $13.7 million and $36.6 million, respectively, of restructuring and turnaround costs under this program.

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

•
Newly approved indications for auto-immune diseases treated with plasma-derived therapies; the growing understanding and diagnosis of these diseases; longer lifespans and a growing aging patient population increase the demand for plasma.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.

Demand for our plasma products in fiscal 2019 continued to grow in North America as collection volumes benefited from an expanding end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting an increasing percentage of plasma volume demand worldwide. As a result, our Plasma business’ revenues are primarily from the U.S.

Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate the majority of source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. With these factors, we do not expect meaningful new entries or diversification. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where 80% of source plasma is collected and only a few customers provide the majority of our Plasma revenue.

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

•	Declining transfusion rates in mature markets due to the development of more minimally invasive procedures with lower associated blood loss, as well as better blood management.

•	Competition in multi-unit collection technology for automated blood component collection systems has intensified and has negatively impacted our sales in markets where these collections are prevalent.

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

Orthopedic procedures have seen similar changes with improved blood management practices, including the use of tranexamic acid to treat and prevent post-operative bleeding, significantly reducing the number of transfusions and autotransfusion.

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

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2019	2018	2017	% Increase/(Decrease) 19 vs. 18	% Increase/(Decrease) 18 vs. 17
Net revenues	$967,579	$903,923	$886,116	7.0%	2.0%
Gross profit	$417,536	$411,908	$378,494	1.4%	8.8%
% of net revenues	43.2%	45.6%	42.7%
Operating expenses	$333,991	$355,751	$397,875	(6.1)%	(10.6)%
Operating income (loss)	$83,545	$56,157	$(19,381)	48.8%	n/m
% of net revenues	8.6%	6.2%	(2.2)%
Gain on divestiture	$—	$8,000	$—	100.0%	100.0%
Interest and other expense, net	$(9,912)	$(4,525)	$(8,095)	n/m	(44.1)%
Income (loss) before taxes	$73,633	$59,632	$(27,476)	23.5%	n/m
Tax expense (benefit)	$18,614	$14,060	$(1,208)	32.4%	n/m
% of pre-tax income	25.3%	23.6%	4.4%
Net income (loss)	$55,019	$45,572	$(26,268)	20.7%	n/m
% of net revenues	5.7%	5.0%	(3.0)%
Net income (loss) per share - basic	$1.07	$0.86	$(0.51)	24.4%	n/m
Net income (loss) per share - diluted	$1.04	$0.85	$(0.51)	22.4%	n/m

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2019, 2018 and 2017 include 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2019 increased 7.0% compared with fiscal 2018 both with and without the effects of foreign exchange, as revenue increases in Plasma and Hospital were partially offset by declines in our Blood Center business unit.

Net revenues for fiscal 2018 increased 2.0% compared with fiscal 2017. Without the effects of foreign exchange, net revenues increased 1.1% compared with fiscal 2017 as revenue increases in Plasma and Hospital were partially offset by declines in Blood Center.

Operating income increased during fiscal 2019 as compared with fiscal 2018. Operating income increased primarily due to increased revenue volumes, favorable price and product mix, lower restructuring and turnaround costs and annualized savings as a result of the prior year restructuring initiatives. This increase was partially offset by asset impairments associated with the HDC line, accelerated depreciation related to PCS®2 devices, higher freight costs driven by revenue volume growth and rising fuel costs and carrier fees and increased investments within our Plasma and Hospital business units.

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

RESULTS OF OPERATIONS
Net Revenues by Geography

	Fiscal Year			Fiscal 2019 versus 2018			Fiscal 2018 versus 2017
(In thousands)	2019	2018	2017	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
United States	$606,845	$548,731	$522,686	10.6%	—%	10.6%	5.0%	—%	5.0%
International	360,734	355,192	363,430	1.6%	—%	1.6%	(2.3)%	2.0%	(4.3)%
Net revenues	$967,579	$903,923	$886,116	7.0%	—%	7.0%	2.0%	0.9%	1.1%
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
The percentage of revenue generated in our principle operating regions is summarized below:

	Fiscal Year
	2019	2018	2017
United States	62.7%	60.7%	59.0%
Japan	7.2%	7.5%	9.0%
Europe	17.0%	18.2%	18.7%
Asia	12.3%	12.7%	12.4%
Other	0.8%	0.9%	0.9%
Total	100.0%	100.0%	100.0%
International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollar. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar.
We have placed foreign currency hedges based on estimates of future revenues to reduce the impacts of currency fluctuations. As compared with fiscal 2018, foreign exchange did not have an impact on sales growth during fiscal 2019. For fiscal 2018, as compared with fiscal 2017, the effects of foreign exchange accounted for a 0.9% increase in sales.
Please see section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Business Unit

	Fiscal Year			Fiscal 2019 versus 2018			Fiscal 2018 versus 2017
(In thousands)	2019	2018	2017	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
Plasma	$501,837	$435,956	$410,727	15.1%	0.3%	14.8%	6.1%	0.6%	5.5%
Blood Center	269,203	284,902	303,890	(5.5)%	—%	(5.5)%	(6.2)%	1.3%	(7.5)%
Hospital (2)	196,539	183,065	171,499	7.4%	0.1%	7.3%	6.7%	1.3%	5.4%
Net revenues	$967,579	$903,923	$886,116	7.0%	—%	7.0%	2.0%	0.9%	1.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in sales between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes both Cell Processing and Hemostasis Management revenue. Hemostasis Management revenue was $87.6 million, $75.5 million and $66.1 million for fiscal years 2019, 2018 and 2017, respectively. Hemostasis Management revenue increased 16.0% during fiscal 2019 as compared with fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 16.1% during fiscal 2019 as compared with fiscal 2018. Hemostasis Management revenue increased 14.2% during fiscal 2018 as compared with fiscal 2017. Without the effect of foreign exchange, Hemostasis Management revenue increased 13.6% during fiscal 2018 as compared with fiscal 2017.

Plasma
Plasma revenue increased 15.1% during fiscal 2019 as compared with fiscal 2018. Without the effect of foreign exchange, Plasma revenue increased 14.8% during fiscal 2019. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the U.S. and favorable NexSys PCS pricing during fiscal 2019. Increases in sales of liquid solutions also contributed to the growth during fiscal 2019
On May 21, 2019, we transferred to CSL substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility. We will continue to supply liquid solutions to our customers following the asset transfer agreement pursuant to our supplier arrangements with contract manufacturers.
Plasma revenue increased 6.1% during fiscal 2018 as compared with fiscal 2017. Without the effect of foreign exchange, Plasma revenue increased 5.5% during fiscal 2018. This revenue growth was primarily driven by an increase in sales of plasma disposables and software due to continued strong performance in the U.S. This increase was partially offset by a decline in liquid solutions revenue and a decrease in equipment revenue resulting from the divestiture of our SEBRA product line, which contributed $6.5 million in Plasma revenue during fiscal 2017.
Blood Center
Blood Center revenue decreased 5.5% during fiscal 2019 as compared with fiscal 2018. There was no foreign exchange impact on Blood Center revenue during fiscal 2019. This decrease was primarily driven by lower whole blood revenue due to continued market declines, the strategic exit of certain contracts, products and markets, including unfavorable order timing associated with these exits, as well as product recalls. Declines in software revenue in the U.S and platelet revenue driven by the continued shift toward double dose collection techniques in Japan also contributed to the decrease.
Blood Center revenue decreased 6.2% during fiscal 2018 compared with fiscal 2017. Without the effect of foreign exchange, Blood Center revenue decreased 7.5% during fiscal 2018. This decrease was primarily due to declines in whole blood revenue in both Europe and the U.S. resulting from continued moderation in the rate of collections and declines in platelet revenue driven by the continued market shift toward double dose collection techniques in Japan, as well as decreased sales in Europe. Decreases in equipment revenue due to a one-time sale of equipment to the American Red Cross in the prior year period and declines in red cell revenue due to the loss of a customer contract in a prior year also contributed to the overall decrease in Blood Center.
Hospital
Hospital revenue increased 7.4% during fiscal 2019 as compared with fiscal 2018. Without the effect of foreign exchange, Hospital revenue increased 7.3% during fiscal 2019. This increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. The TEG 6s system and TEG Manager® software are approved for the same set of indications as the TEG 5000 system in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The increase during fiscal 2019 was partially offset by the continued decline in OrthoPAT® revenue due to better blood management which has reduced orthopedic blood loss. We discontinued the sale of our OrthoPAT products effective March 31, 2019. We offer the Cell Saver Elite + as an alternative autotransfusion system for orthopedics or other medium to low blood loss procedures.
Hospital revenue increased 6.7% during fiscal 2018 as compared with fiscal 2017. Without the effect of foreign exchange, Hospital revenue increased 5.4% during fiscal 2018. This increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. Growth in BloodTrack revenue in the U.S. and Europe also contributed to the increase. These increases were partially offset by the continued decline in OrthoPAT® revenue due to better blood management which has reduced orthopedic blood loss.
Gross Profit

	Fiscal Year
(In thousands)	2019	2018	2017	% Increase/(Decrease) 19 vs. 18	% Increase/(Decrease) 18 vs. 17
Gross profit	$417,536	$411,908	$378,494	1.4%	8.8%
% of net revenues	43.2%	45.6%	42.7%

Gross profit increased 1.4% during fiscal 2019 as compared with fiscal 2018. Without the effects of foreign exchange, gross profit increased 0.5% during fiscal 2019. Gross profit margin percentage decreased by 240 basis points for fiscal 2019 as compared with fiscal 2018. The decrease in the gross profit margin during fiscal 2019 was primarily due to increased depreciation expense primarily due to Plasma devices and asset impairments associated with the HDC line. This decrease was partially offset by favorable price and volume mix as well as savings as a result of the prior year restructuring initiative.
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
Operating Expenses

	Fiscal Year
(In thousands)	2019	2018	2017	% Increase/(Decrease) 19 vs. 18	% Increase/(Decrease) 18 vs. 17
Research and development	$35,714	$39,228	$37,556	(9.0)%	4.5%
% of net revenues	3.7%	4.3%	4.2%
Selling, general and administrative	$298,277	$316,523	$301,726	(5.8)%	4.9%
% of net revenues	30.8%	35.0%	34.1%
Impairment of assets	$—	$—	$58,593	—%	(100.0)%
% of net revenues	—%	—%	6.6%
Total operating expenses	$333,991	$355,751	$397,875	(6.1)%	(10.6)%
% of net revenues	34.5%	39.4%	44.9%
Research and Development
Research and development expenses decreased 9.0% during fiscal 2019 as compared with fiscal 2018. Without the effects of foreign exchange, research and development expenses decreased 8.4% during fiscal 2019. The decrease in fiscal 2019 was primarily driven by lower restructuring and turnaround costs partially offset by our continued investment of resources in clinical programs, primarily in our Hospital business unit, as well as continued investment in our Plasma business unit.
Research and development expenses increased 4.5% during fiscal 2018 as compared with fiscal 2017. Without the effects of foreign exchange, research and development expenses increased 5.5% during fiscal 2018. The increase in fiscal 2018 was primarily driven by higher restructuring and turnaround costs associated with the 2018 Program and our continued investment of resources in clinical programs, primarily in Hospital. These increased costs were partially offset by reduced spending on certain software projects and several projects in Blood Center to better align with our long-term product plans.
Selling, General and Administrative
Selling, general and administrative expenses decreased 5.8% during fiscal 2019 as compared with fiscal 2018. Without the effects of foreign exchange, selling, general and administrative expenses decreased 5.6% during fiscal 2019. The decrease in fiscal 2019 was primarily the result of lower restructuring and turnaround costs and annualized savings as a result of the current and prior year restructuring initiatives. This decrease was partially offset by increased investments within our Plasma and Hospital business units, higher freight costs driven by revenue volume growth and rising fuel costs and carrier fees and an increase in variable compensation and share-based compensation expense.
Selling, general and administrative expenses increased 4.9% during fiscal 2018 as compared with fiscal 2017. Without the effects of foreign exchange, selling, general and administrative expenses increased 4.4% during fiscal 2018. The increase in fiscal 2018 was primarily the result of higher restructuring and turnaround costs associated with the 2018 Program, an increase in investments, primarily in Hospital and next generation plasma collection and software systems, and an increase in variable compensation and share-based compensation expense. This increase was partially offset by annualized savings as a result of the prior year restructuring initiative.

Interest and Other Expense, Net
Interest and other expense, net, increased 5.4 million during fiscal 2019 as compared with fiscal 2018 due to an increase in the Term Loan balance as well as an increase in the effective interest rate. The effective interest rate on total debt outstanding for the fiscal year ended March 30, 2019 was approximately 3.8%.
Interest and other expense, net, decreased 44.1% during fiscal 2018 as compared with fiscal 2017 due to a decrease in interest expense as a result of principal payments on our term loan and a reduction in borrowings on our revolving credit line.
Income Taxes

	Fiscal Year
	2019	2018	2017	% Increase/(Decrease) 19 vs. 18	% Increase/(Decrease) 18 vs. 17
Reported income tax rate	25.3%	23.6%	4.4%	1.7%	19.2%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of March 30, 2019, we maintain a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and maintains a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended March 30, 2019, we recorded an income tax provision of $18.6 million on our worldwide pre-tax income of $73.6 million, resulting in a reported tax rate of 25.3%. Our effective tax rate for the year ended March 30, 2019 is higher than our effective tax rates of 23.6% and 4.4% for the years ended March 31, 2018 and April 1, 2017, respectively. Our increase in tax rate for fiscal 2019, as compared with fiscal 2018, is primarily the result of the impact of the U.S. tax reform provisions that became effective in fiscal 2019, including global intangible low taxed income and nondeductible executive compensation, partially offset by excess stock compensation benefits. The fiscal 2018 rate was higher than the fiscal 2017 tax rate due to the impact of U.S. tax reform (tax expense related to the transition tax liability partially offset by the release of valuation allowance against certain deferred tax assets) changes in the jurisdictional mix of earnings and the impact of goodwill impairments in fiscal 2017.

Income Tax Reform

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

During fiscal 2018 we recognized a provisional amount of $2.0 million as a reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in the consolidated statements of income (loss). During fiscal 2019, we completed our accounting for the tax effects of the enactment of the Act. We recognized a $0.4 million adjustment to the provisional tax expense recorded in fiscal 2018.

We have incorporated the other impacts of the Act that became effective in fiscal 2019 in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions have the most significant impact to us. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 30, 2019	March 31, 2018
Cash and cash equivalents	$169,351	$180,169
Working capital	$340,362	$136,474
Current ratio	2.4	1.4
Net debt position(1)	$(180,769)	$(73,513)
Days sales outstanding (DSO)	67	58
Inventory turnover	2.5	3.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

During fiscal 2018, we launched the 2018 Program, a restructuring initiative designed to reposition our organization and improve our cost structure. During fiscal 2019 and 2018, we incurred $13.7 million and $36.6 million of restructuring and turnaround costs under this program, respectively.

During fiscal 2017, we launched a multi-year restructuring initiative (the "2017 Program") designed to reposition our organization and improve our cost structure. We did not incur any additional charges under this program during fiscal 2019. During fiscal 2018, we incurred $7.2 million of restructuring and turnaround charges under this program. As of March 30, 2019, charges associated with the 2017 Program are complete.

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

As of March 30, 2019, we had $169.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. On June 15, 2018, we entered into a credit agreement which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds are being used to support the launch of our NexSys PCS device and for general corporate purposes. At March 30, 2019, $336.9 million was outstanding under the Term Loan and $15.0 million was outstanding on the Revolving Credit Facility, both, with an effective interest rate of 3.8%. We also had $25.1 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of March 30, 2019.

During fiscal 2019, we paid $13.1 million in scheduled principal repayments for the Term Loan. We have scheduled principal repayments of $336.9 million required through fiscal 2024. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of March 30, 2019.

Cash Flow Overview

	Fiscal Year
(In thousands)	2019	2018	2017	% Increase/(Decrease) 19 vs. 18	% Increase/(Decrease) 18 vs. 17
Net cash provided by (used in):
Operating activities	$159,281	$220,350	$159,738	$(61,069)	$60,612
Investing activities	(116,148)	(63,041)	(73,313)	53,107	(10,272)
Financing activities	(50,628)	(120,643)	(60,413)	(70,015)	60,230
Effect of exchange rate changes on cash and cash equivalents(1)	(3,323)	3,939	(1,571)	(7,262)	5,510
Net increase (decrease) in cash and cash equivalents	$(10,818)	$40,605	$24,441
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $159.3 million during fiscal 2019, a decrease of $61.1 million as compared with fiscal 2018. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase accounts receivable due to higher revenue growth and collections timing, an increase in inventory to support the launch of the NexSys PCS device and decreases in accrued payroll due to severance payments associated with the 2018 Program. Net income, as adjusted for depreciation, amortization and other non-cash charges, partially offset the decrease in operating activities.

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

Investing Activities

Net cash used in investing activities was $116.1 million during fiscal 2019, an increase of $53.1 million as compared with fiscal 2018. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures in the current year period due to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business and proceeds received related to the divestiture of our SEBRA product line in the prior period.

Net cash used in investing activities was $63.0 million during fiscal 2018, a decrease of $10.3 million as compared with fiscal 2017. The decrease in cash used in investing activities was primarily the result of the proceeds received related to the divestiture of our SEBRA product line and to a lesser extent a reduction in capital expenditures in fiscal 2018 as compared with fiscal 2017.

Financing Activities

Net cash used in financing activities was $50.6 million during fiscal 2019, a decrease of $70.0 million as compared with fiscal 2018. Cash used in financing activities included the repayment of the $253.7 remaining outstanding balance on our 2012 credit agreement, as amended in fiscal 2014, as well as $160.0 million of share repurchases during fiscal 2019. This use in cash was partially offset by proceeds resulting from the $350.0 million Term Loan entered into in June 2018.

Net cash used in financing activities was $120.6 million during fiscal 2018, an increase of $60.2 million as compared with fiscal 2017. This increase was primarily due to $100.0 million of share repurchases and an incremental $19.0 million of principal repayments on our 2012 credit agreement, as amended in fiscal 2014, as compared with the prior year. These increases in net cash used in financing activities were partially offset by a reduction in borrowings on our previous revolving credit facility of $50.0 million in fiscal 2017 and an incremental $7.7 million of proceeds from the exercise of stock options in fiscal 2018 as compared with fiscal 2017.

Contractual Obligations

A summary of our contractual and commercial commitments as of March 30, 2019 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$352,135	$28,262	$39,470	$284,403	$—
Interest payments (1)	44,318	12,387	31,377	554	—
Operating leases	17,672	4,041	7,007	5,288	1,336
Purchase commitments(2)	147,836	147,836	—	—	—
Expected retirement plan benefit payments	13,443	1,503	2,792	2,701	6,447
Total contractual obligations	$575,404	$194,029	$80,646	$292,946	$7,783

(1) Interest payments reflect the contractual interest payments on our outstanding debt and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of March 30, 2019. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment as well as commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $2.9 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk

While approximately 52% of our revenue during fiscal 2019 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

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

Legal Proceedings

In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 15, Commitments & Contingencies, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K

Inflation

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

Foreign Exchange

During fiscal 2019, 37.3% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Standards to be Implemented

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. ASC Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. In July 2018, the FASB issued an update to the leasing guidance to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. We adopted the new standard on March 31, 2019.

Upon transition, we plan to apply the package of practical expedients permitted under ASC Update No. 2016-02 transition guidance to our entire lease portfolio at March 31, 2019. As a result, we are not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases.

As a result of adopting ASC Update No. 2016-02, we expect to recognize additional right-of-use assets and corresponding liabilities for our existing lease portfolio on our consolidated balance sheets of approximately $20 million to $25 million, with no material impact to our consolidated statements of operations or consolidated statements of cash flows. Additionally, we are in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard.

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASC Update No. 2016-13 is to intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASC Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, and is applicable to us in fiscal 2021. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715). The guidance revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The guidance is effective for annual periods beginning after December 15, 2018 and is applicable to us in fiscal 2020. Early adoption is permitted for all entities as of the beginning of an annual reporting period. The impact of adopting ASC Update No. 2017-07 is not expected to have a material effect on our consolidated financial statements.

In June 2018, the FASB issued ASC Update No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance will align the accounting for non-employee share-based payments with the existing employee share-based transactions guidance. The guidance is effective for annual periods beginning after December 15, 2018 and is applicable to us in fiscal 2020. Early adoption is permitted for all entities, including interim periods, but no earlier than the entity's adoption of ASC Topic 606. The impact of adopting ASC Update No. 2018-07 on our financial position and results of operations is being assessed by management.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. See Note 2, Summary of Significant Accounting Policies and Note 6, Revenue, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information.

Goodwill and Intangible Assets

Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows and discount rates could result in different fair value estimates.

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:

•	Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions and/or competitive technology developments,

•
Declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls,

•	Decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•	Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•	Increases in our market-participant risk-adjusted weighted average cost of capital and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in future impairment charges.

We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. See Note 2, Summary of Significant Accounting Policies and Note 9, Goodwill & Intangible Assets, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

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

Income Taxes

The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 4, Income Taxes, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further information and discussion of our income tax provision and balances including a discussion of the impact of the Tax Cuts and Jobs Act enacted in December 2017.

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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $6.8 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. dollar would result in a $7.0 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended March 30, 2019 was $351.9 million with an interest rate of 3.8% based on prevailing Adjusted LIBOR rates. An increase of 100 basis points in Adjusted LIBOR rates would result in additional annual interest expense of $3.5 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 30, 2019 and March 31, 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended March 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue effective April 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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
May 22, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Net revenues	$967,579	$903,923	$886,116
Cost of goods sold	550,043	492,015	507,622
Gross profit	417,536	411,908	378,494
Operating expenses:
Research and development	35,714	39,228	37,556
Selling, general and administrative	298,277	316,523	301,726
Impairment of assets	—	—	58,593
Total operating expenses	333,991	355,751	397,875
Operating income (loss)	83,545	56,157	(19,381)
Gain on divestiture	—	8,000	—
Interest and other expense, net	(9,912)	(4,525)	(8,095)
Income (loss) before provision (benefit) for income taxes	73,633	59,632	(27,476)
Provision (benefit) for income taxes	18,614	14,060	(1,208)
Net income (loss)	$55,019	$45,572	$(26,268)

Net income (loss) per share - basic	$1.07	$0.86	$(0.51)
Net income (loss) per share - diluted	$1.04	$0.85	$(0.51)

Weighted average shares outstanding
Basic	51,533	52,755	51,524
Diluted	52,942	53,501	51,524
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017

Net income (loss)	$55,019	$45,572	$(26,268)

Other comprehensive (loss) income:
Impact of defined benefit plans, net of tax	(204)	1,949	5,220
Foreign currency translation adjustment, net of tax	(9,108)	13,430	(7,336)
Unrealized loss on cash flow hedges, net of tax	(1,877)	(2,796)	(364)
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(200)	1,299	4,647
Other comprehensive (loss) income	(11,389)	13,882	2,167
Comprehensive income (loss)	$43,630	$59,454	$(24,101)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 30, 2019	March 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$169,351	$180,169
Accounts receivable, less allowance of $3,937 at March 30, 2019 and $2,111 at March 31, 2018	185,027	151,226
Inventories, net	194,337	160,799
Prepaid expenses and other current assets	27,406	28,983
Total current assets	576,121	521,177
Property, plant and equipment, net	343,979	332,156
Intangible assets, less accumulated amortization of $263,479 at March 30, 2019 and $249,278 at March 31, 2018	127,693	156,589
Goodwill	210,819	211,395
Deferred tax asset	4,359	3,961
Other long-term assets	11,796	12,061
Total assets	$1,274,767	$1,237,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$27,666	$194,259
Accounts payable	63,361	55,265
Accrued payroll and related costs	53,200	69,519
Other current liabilities	91,532	65,660
Total current liabilities	235,759	384,703
Long-term debt, net of current maturities	322,454	59,423
Deferred tax liability	19,906	6,526
Other long-term liabilities	28,780	34,258
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,019,918 shares at March 30, 2019 and 52,342,965 shares at March 31, 2018	510	523
Additional paid-in capital	536,320	503,955
Retained earnings	161,418	266,942
Accumulated other comprehensive loss	(30,380)	(18,991)
Total stockholders’ equity	667,868	752,429
Total liabilities and stockholders’ equity	$1,274,767	$1,237,339
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2016	50,932	$509	$439,912	$316,184	$(35,040)	$721,565
Employee stock purchase plan	141	2	3,557	—	—	3,559
Exercise of stock options	1,048	12	29,425	—	—	29,437
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Share-based compensation expense	—	—	9,150	—	—	9,150
Net loss	—	—	—	(26,268)	—	(26,268)
Other comprehensive income	—	—	—	—	2,167	2,167
Balance, April 1, 2017	52,255	$523	$482,044	$289,916	$(32,873)	$739,610
Employee stock purchase plan	102	1	3,245	—	—	3,246
Exercise of stock options	1,014	11	37,083	—	—	37,094
Shares repurchased	(1,162)	(12)	(31,442)	(68,546)	—	(100,000)
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Share-based compensation expense	—	—	13,025	—	—	13,025
Net income	—	—	—	45,572	—	45,572
Other comprehensive income	—	—	—	—	13,882	13,882
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	67	1	3,253	—	—	3,254
Exercise of stock options	287	3	10,188	—	—	10,191
Shares repurchased	(1,841)	(18)	1,737	(161,719)	—	(160,000)
Issuance of restricted stock, net of cancellations	164	1	(1)	—	—	—
Share-based compensation expense	—	—	17,188	—	—	17,188
Cumulative effect of change in accounting standards	—	—	—	1,176	—	1,176
Net income	—	—	—	55,019	—	55,019
Other comprehensive loss	—	—	—	—	(11,389)	(11,389)
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 30, 2019	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Net income (loss)	$55,019	$45,572	$(26,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	109,418	89,247	89,733
Impairment of assets	21,170	2,673	75,348
Share-based compensation expense	17,188	13,025	9,150
Gain on divestiture	—	(8,000)	—
Deferred tax provision (benefit)	13,351	(5,828)	(6,800)
Unrealized (gain) loss from hedging activities	(24)	(649)	517
Provision for losses on accounts receivable and inventory	6,325	2,639	11,381
Other non-cash operating activities	(416)	1,692	860
Change in operating assets and liabilities:
Change in accounts receivable	(38,064)	5,087	3,155
Change in inventories	(39,322)	14,385	(1,552)
Change in prepaid income taxes	(3,594)	1,436	1,395
Change in other assets and other liabilities	494	17,670	(18,253)
Change in accounts payable and accrued expenses	17,736	41,401	21,072
Net cash provided by operating activities	159,281	220,350	159,738
Cash Flows from Investing Activities:
Capital expenditures	(118,961)	(74,799)	(76,135)
Proceeds from divestiture	—	9,000	—
Proceeds from sale of property, plant and equipment	2,813	2,758	2,822
Net cash used in investing activities	(116,148)	(63,041)	(73,313)
Cash Flows from Financing Activities:
Term loan borrowings	347,780	—	—
Repayment of term loan borrowings	(266,853)	(61,654)	(42,683)
Net increase (decrease) in short-term loans	15,000	671	(50,727)
Proceeds from employee stock purchase plan	3,254	3,246	3,560
Proceeds from exercise of stock options	10,191	37,094	29,437
Share repurchases	(160,000)	(100,000)	—
Net cash used in financing activities	(50,628)	(120,643)	(60,413)
Effect of exchange rates on cash and cash equivalents	(3,323)	3,939	(1,571)
Net Change in Cash and Cash Equivalents	(10,818)	40,605	24,441
Cash and Cash Equivalents at Beginning of Year	180,169	139,564	115,123
Cash and Cash Equivalents at End of Year	$169,351	$180,169	$139,564
Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,116	$7,663	$7,850
Income taxes paid	$8,205	$9,083	$6,957
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$16,345	$8,963	$6,255
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Haemonetics Corporation ("Haemonetics" or the "Company") is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Its technology addresses important medical markets including blood and plasma component collection, the surgical suite, and hospital transfusion services.

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

Haemonetics develops and markets a wide range of devices and solutions to serve its customers. The Company provides plasma collection systems and software that enable the collection of plasma used by biopharmaceutical companies to make life saving pharmaceuticals and also provides analytical devices for measuring hemostasis that enable healthcare providers to better manage their patients’ bleeding risk. In addition, the Company makes blood processing systems and software that make blood donation more efficient and track life giving blood components. Finally, Haemonetics supplies systems and software that facilitate blood transfusions and cell processing.

The accompanying consolidated financial statements present separately the Company's consolidated financial position, results of operations, cash flows and changes in shareholders’ equity. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. The Company has assessed its ability to continue as a going concern. As of March 30, 2019, Haemonetics has concluded that substantial doubt about its ability to continue as a going concern does not exist.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 20, Subsequent Events, for information pertaining to the divestiture of a manufacturing facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics' fiscal year ends on the Saturday closest to the last day of March. Fiscal 2019, 2018 and 2017 include 52 weeks with each quarter having 13 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from its estimates and assumptions. The Company considers estimates to be critical if they are required to make assumptions about material matters that are uncertain at the time of estimation or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: revenue recognition, inventory provisions, intangible asset and goodwill valuation, legal and other judgmental accruals and income taxes.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain immaterial reclassifications have been made to prior years' amounts to conform to the current year's presentation.

Contingencies

The Company may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, the Company records the minimum loss contingency amount, which could be zero. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, the best estimate is changed to a lower amount.

Revenue Recognition

The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2014-19, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration the Company expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software and Other Revenues

To a lesser extent, the Company enters into other types of contracts including certain software licensing arrangements to provide software solutions to support its plasma, blood collection and hospital customers. A portion of its software sales are perpetual licenses typically accompanied by significant implementation services related to software customization as well as other professional and technical services. The Company generally recognizes revenue from the sale of perpetual licenses and related customization services over time (the Company is creating or enhancing an asset that the customer controls) using an input method which requires it to make estimates of the extent of progress toward completion of the contract. When the Company provides other services, including in some instances hosting, technical support and maintenance, it recognizes these fees and charges over time (the customer simultaneously receives and consumes benefits), as performance obligations for these services are satisfied during the contract period. Certain of the Company's software licensing arrangements are term-based licenses that include a per-collection or a usage-based fee related to the use of the license and the related technical support and hosting services. For these usage-based arrangements, the Company applies the revenue recognition exception resulting in revenue recognition occurring upon the later of actual usage or satisfaction of the related performance obligations. The payment terms for software licensing arrangements vary by customer pursuant to the terms set forth in the customer contract and result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

Significant Judgments

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. The Company's estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If the Company is unable to estimate the expected rebates reasonably, it records a liability for the maximum potential rebate or discount that could be earned. In circumstances where the Company provides upfront rebate payments to customers, it capitalizes the rebate payments and amortizes the resulting asset as a reduction of revenue using a systematic method over the life of the contract.
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

Practical Expedients

The Company elected not to disclose the value of transaction price allocated to unsatisfied performance obligations for contracts with an original expected length of one year or less. When applicable, the Company has also elected to use the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component if it is expected, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less.

Non-Income Taxes

The Company is required to collect sales or valued added taxes in connection with the sale of certain of its products. The Company reports revenues net of these amounts as they are promptly remitted to the relevant taxing authority.
The Company is also required to pay a medical device excise tax relating to U.S. sales of Class I, II and III medical devices. This excise tax, which went into effect January 1, 2013, was established as part of the March 2010 U.S. healthcare reform legislation and was included in selling, general and administrative expenses. In December 2015, this tax was suspended for two

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, beginning on January 1, 2016. In January 2018, another temporary two year suspension of the excise tax was passed, extending the suspension until December 31, 2019.

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

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 30, 2019, cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.

Allowance for Doubtful Accounts

The Company establishes a specific allowance for customers when it is probable that they will not be able to meet their financial obligations. Customer accounts are reviewed individually on a regular basis and reserves are established as deemed appropriate. The Company also maintains a general reserve using a percentage that is established based upon the age of its receivables and its collection history. The Company establishes allowances for balances not yet due and past due accounts based on past experience.

Inventories

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method. The Company has based its provisions for excess, expired and obsolete inventory primarily on its estimates of forecasted net sales. Significant changes in the timing or level of demand for the Company's products result in recording additional provisions for excess, expired and obsolete inventory. Additionally, uncertain timing of next-generation product approvals, variability in product launch strategies, non-cancelable purchase commitments, product recalls and variation in product utilization all affect the Company's estimates related to excess, expired and obsolete inventory.

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

The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. All property, plant and equipment are also tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's installed base of devices includes devices owned by the Company and devices sold to the customer. The asset on its balance sheet classified as Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally the customer has the right to use it for a period of time as long as they meet the conditions the Company has established, which among other things, generally include one or more of the following:

•Purchase and consumption of a certain level of disposable products
•Payment of monthly rental fees
•An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, the Company reviews Haemonetics equipment and their related useful lives at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews, the Company estimates the future amount and timing of demand for disposables used with these devices, from which it generate revenues. The Company also considers product life cycle in its evaluation of useful life and recoverability. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of the Company's devices and its reported operating results.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized. Instead goodwill is reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test on the first day of the fiscal fourth quarter for each of its reporting units.

Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. Its reporting units for purposes of assessing goodwill impairment are organized primarily based on operating segments and geography and include: (a) North America Plasma, (b) North America Blood Center, (c) North America Hospital, (d) Europe, Middle East and Africa (collectively "EMEA"), (e) Asia-Pacific and (f) Japan.

When allocating goodwill from business combinations to its reporting units, the Company assigns goodwill to the reporting units that it expects to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing its goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining its fair value, are allocated to the individual reporting units. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

The Company uses the income approach, specifically the discounted cash flow method, to derive the fair value of each of its reporting units in preparing its goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful in preparing its goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to its accounting for goodwill, the Company makes assumptions about the amount

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company's discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company's discounted cash flow analysis and reflects the Company's best estimates for stable, perpetual growth of its reporting units. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows. The Company corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test.

During the fourth quarter of fiscal 2019 and 2018, the Company performed its annual goodwill impairment test under the guidelines of ASC Update No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2019 and 2018 annual test date. During fiscal 2017, the Company recorded goodwill impairment charges of $57.0 million.

The Company reviews intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include, but are not limited to, a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for its products or the size of the market for its products.

When an impairment indicator exists, the Company tests the intangible asset for recoverability. For purposes of the recoverability test, the Company groups its amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.

The Company generally calculates the fair value of its intangible assets as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. In determining its estimated future cash flows associated with its intangible assets, the Company uses estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).

If the Company determines the estimate of an intangible asset's remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life. During fiscal 2019 and 2018 the Company did not incur any intangible asset impairments. During fiscal 2017, the Company impaired $4.8 million of intangible assets. See Note 9, Goodwill & Intangible Assets.

Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed

ASC Topic 985-20, Software - Costs of Software to be Sold, Leased or Marketed, specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers, at which point capitalized costs are amortized over their estimated useful life of 5 to 10 years. Technological feasibility is established when it has a detailed design of the software and when research and development activities on the underlying device, if applicable, are completed. The Company capitalizes costs associated with both software that it sells as a separate product and software that is embedded in a device.

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2019 and 2018. During fiscal 2017, the Company recorded $4.0 million of impairment charges. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 30, 2019	March 31, 2018
VAT liabilities	$3,995	$2,932
Forward contracts	5,348	1,583
Deferred revenue	27,279	25,814
Accrued taxes	8,451	5,340
All other	46,459	29,991
Total	$91,532	$65,660

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 30, 2019	March 31, 2018
Unfunded pension liability	13,766	14,045
Unrecognized tax benefit	2,895	2,850
Transition tax liability	6,305	7,837
All other	5,814	9,526
Total	$28,780	$34,258

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income (loss). Advertising expenses were $4.5 million, $3.1 million and $2.5 million in fiscal 2019, 2018 and 2017, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses.

Income Taxes

The income tax provision is calculated for all jurisdictions in which the Company operates. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of the Company's deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 4, Income Taxes, for further information and discussion of the Company's income tax provision and balances including a discussion of the impact of the Tax Cuts and Jobs Act (the "Act") enacted in December 2017.

The Company files income tax returns in all jurisdictions in which it operates. The Company records a liability for uncertain tax positions taken or expected to be taken in income tax returns. The Company's financial statements reflect expected future

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. The Company records a liability for the portion of unrecognized tax benefits claimed that it has determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to the Company's uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

The Company evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. The Company's position is based upon several factors including management’s evaluation of the Haemonetics and its subsidiaries’ financial requirements, the short-term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.

Derivative Instruments

The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815") and ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). In accordance with ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative as a hedging instrument for accounting purposes and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculation purposes.

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company's consolidated statements of income (loss), depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $2.3 million, $0.2 million and $1.8 million in fiscal 2019, 2018 and 2017, respectively.

On a quarterly basis, the Company assesses whether the cash flow hedges are highly effective in offsetting changes in the cash flow of the hedged item. The Company manages the credit risk of its counterparties by dealing only with institutions that it considers financially sound and consider the risk of non-performance to be remote. Additionally, the Company's interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company's objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

The Company's derivative instruments do not subject its earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. The Company does not enter into derivative transactions for speculative purposes and it does not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC 815.

Share-Based Compensation

The Company expenses the fair value of share-based awards granted to employees, board members and others, net of estimated forfeitures. To calculate the grant-date fair value of its stock options the Company uses the Black-Scholes option-pricing model and for performance share units it uses Monte Carlo simulation models.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Associated with Exit Activities

The Company records employee termination costs in accordance with ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits, if it pays the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of its established severance policies or that it provides in accordance with international statutory requirements. The Company accrues employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and the liability can be reasonably estimated. The Company accounts for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. It records such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included primarily in selling, general and administrative costs in its consolidated statement of income (loss). Additionally, costs directly related to the Company's active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statement of income (loss). See Note 3, Restructuring, for further information and discussion of its restructuring plans.

Valuation of Acquisitions

The Company allocates the amounts it pays for each acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets. The Company bases the estimated fair value of identifiable intangible assets on detailed valuations that use historical information and market assumptions based upon the assumptions of a market participant. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2019, 2018 and 2017, the Company's ten largest customers accounted for approximately 52%, 45% and 42% of net revenues, respectively. In fiscal 2019, 2018 and 2017 two Plasma customers, CSL Plasma Inc. ("CSL") and Grifols S.A. ("Grifols"), each were greater than 10% of total net revenue and in total accounted for approximately 27%, 26% and 24% of net revenues, respectively. Additionally, one Blood Center customer accounted for greater than 10% of the Japan segment’s net revenues in fiscal 2019, 2018 and 2017.

Certain other markets and industries can expose the Company to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. Also, a portion of the Company's trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company has not incurred significant losses on government receivables. The Company continually evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

Recent Accounting Pronouncements

Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. ASC Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is applicable to us in fiscal 2020. Earlier adoption is permitted. In July 2018, the FASB issued an update to the leasing guidance

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. We adopted the new standard on March 31, 2019.

Upon transition, the Company plans to apply the package of practical expedients permitted under ASC Update No. 2016-02 transition guidance to its entire lease portfolio at March 31, 2019. As a result, the Company is not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases.

As a result of adopting ASC Update No. 2016-02, the Company expects to recognize additional right-of-use assets and corresponding liabilities for the Company's existing lease portfolio on the consolidated balance sheets of approximately $20 million to $25 million, with no material impact to the consolidated statements of operations or consolidated statements of cash flows. Additionally, the Company is in the process of implementing a new lease administration and lease accounting system, and updating its controls and procedures for maintaining and accounting for its lease portfolio under the new standard.

Standards Implemented

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASC Update No. 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company adopted ASC Update No. 2014-09 on April 1, 2018 using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 in April 2018, primarily related to deferred revenue associated with software contracts. Software revenue accounted for approximately 8.2% and 8.6% of total revenue for fiscal year ended March 30, 2019 and March 31, 2018, respectively. The new standard has been applied only to those contracts that were not completed as of March 31, 2018. The impact of adopting ASC Update No. 2014-09 was not significant to individual financial statement line items in the consolidated balance sheet and consolidated statement of income (loss) and comprehensive income (loss).

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

In August 2018, the Securities and Exchange Commission adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. This amendment require companies to disclose a reconciliation of changes in stockholders’ equity to prior periods. A presentation showing the activity for the year to date period and comparable prior year detail are shown in the disclosure.

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

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. This program includes a reduction of headcount and operating costs to enable a more streamlined organizational structure. The Company expects to incur aggregate charges between $50 million and $60 million associated with these actions, of which it expects $35 million to $40 million will consist of severance and other employee costs and the remainder will consist of other exit costs, primarily related to third party services. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on these initiatives are identified and approved and are expected to continue through fiscal 2020. During fiscal 2019 and 2018, the Company incurred $13.7 million and $36.6 million of restructuring and turnaround costs under this program, respectively. Total cumulative charges under this program are $50.3 million as of March 30, 2019.

During fiscal 2017, the Company launched a restructuring program (the "2017 Program") designed to reposition its organization and improve its cost structure. The Company did not incur any charges under this program during fiscal 2019. During fiscal 2018 and 2017, the Company incurred $7.2 million and $28.7 million of restructuring and turnaround charges under this program, respectively. The 2017 Program is substantially complete.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for restructuring reserves related to the 2018 Program and the 2017 and Prior Programs for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program	2017 and Prior Programs	Total
Balance at April 2, 2016	$—	$8,752	$8,752
Costs incurred, net of reversals	—	21,833	21,833
Payments	—	(22,317)	(22,317)
Non-cash adjustments	—	(800)	(800)
Balance at April 1, 2017	$—	$7,468	$7,468
Costs incurred, net of reversals	29,694	835	30,529
Payments	(1,363)	(6,897)	(8,260)
Non-cash adjustments	(1,202)	—	(1,202)
Balance at March 31, 2018	$27,129	$1,406	$28,535
Costs incurred, net of reversals	431	(36)	395
Payments	(20,742)	(650)	(21,392)
Non-cash adjustments	(96)	37	(59)
Balance at March 30, 2019	$6,722	$757	$7,479

The substantial majority of restructuring costs during fiscal 2019, 2018 and 2017 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss). As of March 30, 2019, the Company had a restructuring liability of $7.5 million, of which, approximately $6.7 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $13.2 million, $13.6 million and $12.5 million in fiscal 2019, 2018 and 2017, respectively, that do not constitute as restructuring under ASC 420, Exit and Disposal Cost Obligations, which the Company refers to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of income (loss), consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs
(In thousands)	2019	2018	2017
Japan	$102	$514	$819
EMEA	730	1,496	4,272
North America Plasma	(20)	565	366
All Other	(417)	27,954	16,376
Total	$395	$30,529	$21,833

Turnaround costs
(In thousands)	2019	2018	2017
Japan	$—	$—	$2
EMEA	108	(107)	94
North America Plasma	136	976	972
All Other	12,984	12,727	11,415
Total	$13,228	$13,596	$12,483

Total restructuring and turnaround	$13,623	$44,125	$34,316

4. INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

(In thousands)	2019	2018	2017
Domestic	$26,665	$3,534	$(44,724)
Foreign	46,968	56,098	17,248
Total	$73,633	$59,632	$(27,476)

The income tax provision from continuing operations contains the following components:

(In thousands)	2019	2018	2017
Current
Federal	$(4,165)	$9,927	$(1,424)
State	844	1,024	436
Foreign	8,584	8,937	6,580
Total current	$5,263	$19,888	$5,592
Deferred
Federal	12,220	(5,350)	(8,711)
State	463	344	(953)
Foreign	668	(822)	2,864
Total deferred	$13,351	$(5,828)	$(6,800)
Total	$18,614	$14,060	$(1,208)

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of fiscal 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act that directed taxpayers to consider the impact of the U.S. legislation as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete their accounting for the change in tax law.

During fiscal 2018, the Company recognized a provisional amount of $2.0 million as a reasonable estimate of the impact of the provisions of the Act, which was included as a component of income tax expense in the consolidated statements of income (loss). During fiscal 2019, the Company completed its accounting for the tax effects of the enactment of the Act. The Company recognized a $0.4 million adjustment to the provisional tax expense recorded in fiscal 2018.

The Company has incorporated the other impacts of the Act that became effective in fiscal 2019 in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse Tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. For fiscal 2019, the GILTI provisions have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. For the year ended March 30, 2019, the Company made the accounting policy election to recognize GILTI as a period expense.

The Company's subsidiary in Puerto Rico has been granted a fifteen-year tax grant that expires in calendar 2027. Its qualification for the tax grant is dependent on the continuation of its manufacturing activities in Puerto Rico. The Company benefits from a reduced tax rate on its earnings in Puerto Rico under the tax grant.

The Company's subsidiary in Malaysia has been granted a full income tax exemption to manufacture whole blood and apheresis devices that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 30, 2019	March 31, 2018
Deferred tax assets:
Depreciation	$2,277	$1,345
Amortization of intangibles	1,091	964
Inventory	3,541	3,183
Accruals, reserves and other deferred tax assets	15,802	16,939
Net operating loss carry-forward	4,931	10,810
Stock based compensation	3,728	3,292
Tax credit carry-forward, net	4,176	3,479
Gross deferred tax assets	35,546	40,012
Less valuation allowance	(11,322)	(11,090)
Total deferred tax assets (after valuation allowance)	24,224	28,922
Deferred tax liabilities:
Depreciation	(23,102)	(17,732)
Amortization of goodwill and intangibles	(13,959)	(11,942)
Unremitted earnings	(801)	(274)
Other deferred tax liabilities	(1,909)	(1,539)
Total deferred tax liabilities	(39,771)	(31,487)
Net deferred tax liabilities	$(15,547)	$(2,565)

The valuation allowance increased by $0.2 million during fiscal 2019, primarily as a result of net operating losses and tax credits generated in jurisdictions in which the Company has concluded that its deferred tax assets are not more-likely-than-not realizable, offset by the release of the valuation allowance against deferred tax assets in certain foreign subsidiaries. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 30, 2019 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and can only be used as a source of income to benefit other indefinite lived assets.

As of March 30, 2019, the Company maintains a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and maintains a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

As of March 30, 2019, the Company has U.S. federal net operating losses of approximately $5.8 million that will begin to expire in fiscal 2036. The Company has U.S. state net operating losses of $21.7 million of which $21.3 million will begin to expire in fiscal 2020 and $0.4 million can be carried forward indefinitely. The Company has federal and state tax credits of $0.5 million and $4.7 million, respectively, which will begin to expire in fiscal 2039 and fiscal 2025, respectively.

The Company's net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period April 2, 2011 through December 31, 2017. The study concluded that there were no limitations on the Company’s net operating losses and tax credit carryforwards as of December 31, 2017. The Company does not believe it has had an ownership change through March 30, 2019. Subsequent ownership changes may further affect the limitation in future years.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 30, 2019, the Company has foreign net operating losses of approximately $12.6 million that are available to reduce future income of which $3.7 million will begin to expire in fiscal 2034 and $8.9 million can be carried forward indefinitely.

As of March 30, 2019, substantially all of the unremitted earnings of the Company have been taxed in the U.S. as a result of tax reform. The Company has provided $0.8 million of net foreign withholding taxes on approximately $154.0 million of unremitted earnings that are not indefinitely reinvested. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $287.9 million as such amounts are considered to be indefinitely reinvested in the business or could be remitted without a future tax cost. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations.

The income tax provision from continuing operations differs from tax provision computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2019		2018		2017
Tax at federal statutory rate	$15,463	21.0%	$18,807	31.5%	$(9,616)	35.0%
Difference between U.S. and foreign tax	(1,423)	(1.9)%	(9,264)	(15.5)%	137	(0.5)%
State income taxes net of federal benefit	902	1.2%	29	—%	(495)	1.8%
Change in uncertain tax positions	267	0.4%	1,095	1.8%	862	(3.1)%
Global intangible low taxed income	5,954	8.1%	—	—%	—	—%
Unremitted earnings	527	0.7%	(791)	(1.3)%	330	(1.2)%
Deferred statutory rate changes	1,183	1.6%	(3,193)	(5.4)%	(383)	1.4%
Non-deductible goodwill impairment	—	—%	—	—%	3,703	(13.5)%
Non-deductible executive compensation	1,588	2.2%	221	0.4%	40	(0.1)%
Non-deductible other	462	0.6%	22	—%	856	(3.1)%
Stock compensation benefits	(5,382)	(7.3)%	(2,544)	(4.3)%	—	—%
Research credits	(768)	(1.0)%	(763)	(1.3)%	(561)	2.0%
One-time transition tax from tax reform	26	—%	25,798	43.3%	—	—%
Tax amortization of goodwill	—	—%	—	—%	(10,564)	38.4%
Valuation allowance	(184)	(0.3)%	(15,541)	(25.9)%	13,505	(49.2)%
Other, net	(1)	—%	184	0.3%	978	(3.5)%
Income tax provision (benefit)	$18,614	25.3%	$14,060	23.6%	$(1,208)	4.4%

The Company recorded an income tax provision of $18.6 million, representing an effective tax rate of 25.3%. The effective tax rate is higher than the U.S. statutory rate of 21.0% primarily as a result of the impact of GILTI, non-deductible executive compensation, and foreign losses not benefited, including an asset impairment expense of $21.2 million recorded in pretax income for which no tax benefit was recognized due to a valuation allowance maintained against its deferred tax assets in the impacted jurisdiction. Refer to Note 8, Property, Plant & Equipment, for additional details. The effective tax rate has been favorably impacted by excess stock compensation benefits, research tax credits generated, jurisdictional mix of earnings, and the release of valuation allowance against its net deferred tax assets in certain foreign jurisdictions. The Company has recorded $0.5 million tax expense related to unremitted foreign earnings that are not considered permanently reinvested.

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 30, 2019, the Company had $4.7 million of unrecognized tax benefits, of which $3.9 million would impact the effective tax rate, if recognized. As of March 31, 2018, the Company had $4.5 million of unrecognized tax benefits, of which $3.8 million would impact the effective tax rate, if recognized. At April 1, 2017, the Company had $3.4 million of unrecognized tax benefits, of which $1.5 million would impact the effective tax rate, if recognized.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fiscal year ended March 30, 2019 the Company's unrecognized tax benefits were increased by $0.2 million, primarily relating to uncertain tax positions established against various federal and state tax credits.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended March 30, 2019, March 31, 2018 and April 1, 2017:

(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Beginning Balance	$4,450	$3,370	$2,523
Additions for tax positions of current year	282	289	—
Additions for tax positions of prior years	—	1,203	1,279
Reductions of tax positions	(52)	(252)	(29)
Closure of statute of limitations	(23)	(160)	(403)
Ending Balance	$4,657	$4,450	$3,370

As of March 30, 2019, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.3 million in the next twelve months, as a result of closure of various statutes of limitations and potential settlements with tax authorities.

The Company's historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.2 million of gross interest and penalties were accrued at both March 30, 2019 and March 31, 2018 and are not included in the amounts above. There was a nominal benefit included in tax expense for accrued interest and penalties during fiscal 2019, 2018 and 2017.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2016 and foreign income tax examinations for years before fiscal 2014. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

5. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2019	2018	2017
Basic EPS
Net income (loss)	$55,019	$45,572	$(26,268)
Weighted average shares	51,533	52,755	51,524
Basic income (loss) per share	$1.07	$0.86	$(0.51)
Diluted EPS
Net income (loss)	$55,019	$45,572	$(26,268)
Basic weighted average shares	51,533	52,755	51,524
Net effect of common stock equivalents	1,409	746	—
Diluted weighted average shares	52,942	53,501	51,524
Diluted income (loss) per share	$1.04	$0.85	$(0.51)

Basic earnings per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For fiscal 2019 and 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million and 0.4 million anti-dilutive shares, respectively. For fiscal 2017, the Company recognized a

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Share Repurchase Plan

In May 2019, the Company announced that its Board of Directors had authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the repurchase program will be at management’s discretion with the intent of beginning activity under the program during fiscal 2020.

Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

On February 6, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $260 million of its outstanding common stock from time to time, based on market conditions, through March 30, 2019. In May 2018, the Company completed a $100.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A (“Citibank”) in February 2018. The total number of shares repurchased under the ASR was approximately 1.4 million at an average price per share upon final settlement of $72.51. In August 2018, the Company completed an additional $80.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in June 2018. The total number of shares repurchased under the ASR was approximately 0.9 million at an average price per share upon final settlement of $93.83. In December 2018, the Company repurchased the remaining $80.0 million of its common stock under the Company's share repurchase authorization pursuant to an ASR entered into with Citibank in November 2018. The total number of shares repurchased under the ASR was approximately 0.8 million at an average price per share upon final settlement of $103.74. As of March 30, 2019, the Company had utilized the full $260 million share repurchase authorization, which resulted in approximately 3.0 million total shares repurchased at an average price of $86.58 per share.

6. REVENUE

The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 606, Revenue from Contracts with Customers. The Company adopted Topic 606 as of April 1, 2018 using the modified retrospective method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to opening retained earnings of $1.5 million upon adoption of Topic 606 on April 1, 2018, primarily related to deferred revenue associated with software revenue. The new standard has been applied only to those contracts that were not completed as of March 31, 2018.

The impact of adopting Topic 606 was not significant to individual financial statement line items in the consolidated balance sheet as of March 30, 2019 or in the consolidated statements of income (loss) and comprehensive income (loss) for fiscal 2019.

As of March 30, 2019, the Company had $23.9 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 56% of this amount as revenue within the next twelve months and the remaining balance thereafter.

As of March 30, 2019 and April 1, 2018, the Company had contract assets of $5.6 million and $2.7 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of March 30, 2019 and April 1, 2018, the Company had contract liabilities of $20.3 million and $16.6 million, respectively. During fiscal 2019, the Company recognized $15.0 million of revenue that was included in the above April 1, 2018 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 30, 2019	March 31, 2018(1)
Raw materials	$69,420	$52,997
Work-in-process	12,610	10,774
Finished goods	112,307	97,028
Total Inventories	$194,337	$160,799
(1) The Company corrected the classification of inventory as of March 31, 2018. This correction did not change total inventories and did not have a financial statement impact.

8. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	March 30, 2019	March 31, 2018
Land	$7,337	$7,450
Building and building improvements	118,821	114,646
Plant equipment and machinery	301,297	291,537
Office equipment and information technology	132,783	134,412
Haemonetics equipment	372,984	325,401
Total	933,222	873,446
Less: accumulated depreciation and amortization	(589,243)	(541,290)
Property, plant and equipment, net	$343,979	$332,156

Depreciation expense was $76.8 million, $57.7 million and $66.5 million in fiscal 2019, 2018 and 2017, respectively. There were no asset impairments included in depreciation expense during fiscal 2019. Fiscal 2018 and 2017 include $0.3 million and $10.0 million, respectively, of additional depreciation expense due to asset impairments.

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

During fiscal 2019, the Company impaired an additional $1.4 million of property, plant and equipment as a result of the Company's review of non-core and underperforming assets, resulting in total impairment charges of $21.2 million during fiscal 2019. These impairments were included within cost of goods sold on the consolidated statements of income (loss) and impacted the All Other reporting segment. During fiscal 2018 and 2017, the Company impaired $2.2 million and $13.3 million of property, plant and equipment, respectively.

Additionally, the Company has changed the estimated useful lives of PCS®2 devices, included within Haemonetics Equipment, as these will be replaced by the NexSys PCS® which the Company began placing during the second quarter of fiscal 2019. During fiscal 2019, the Company incurred $18.0 million of accelerated depreciation expense related to this change in estimate.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2019 and 2018 are as follows:

(In thousands)	Japan	EMEA	North America Plasma	All Other	Total
Carrying amount as of April 1, 2017	$24,880	$20,543	$26,415	$139,003	$210,841
Currency translation	162	134	—	258	554
Carrying amount as of March 31, 2018	$25,042	$20,677	$26,415	$139,261	$211,395
Transfer of goodwill between segments	—	(1,084)	—	1,084	—
Currency translation	(168)	(139)	—	(269)	(576)
Carrying amount as of March 30, 2019	$24,874	$19,454	$26,415	$140,076	$210,819

The results of the Company's goodwill impairment test performed in the fourth quarter of fiscal 2019 and 2018 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2019 and 2018 annual test dates. During fiscal 2017, the Company recorded goodwill impairment charges of $57.0 million. During fiscal 2019, management reorganized its operating segments such that certain immaterial components of the EMEA operating segment became components of the All Other operating segment. As a result, the Company transferred $1.1 million of goodwill to the All Other operating segment, which represented the portion of goodwill associated with these components.

The gross carrying amount of intangible assets and the related accumulated amortization as of March 30, 2019 and March 31, 2018 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2019
Amortizable:
Patents	$9,635	$8,444	$1,191
Capitalized software	66,631	34,737	31,894
Other developed technology	103,321	73,271	30,050
Customer contracts and related relationships	194,793	142,747	52,046
Trade names	5,169	4,280	889
Total	$379,549	$263,479	$116,070
Non-amortizable:
In-process software development	$8,740
In-process patents	2,883
Total	$11,623

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2018
Amortizable:
Patents	$9,301	$8,262	$1,039
Capitalized software	54,095	27,117	26,978
Other developed technology	117,959	80,622	37,337
Customer contracts and related relationships	197,266	127,338	69,928
Trade names	7,178	5,939	1,239
Total	$385,799	$249,278	$136,521
Non-amortizable:
In-process software development	$17,717
In-process patents	2,351
Total	$20,068

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are 5 to 18 years. The changes to the net carrying value of the Company's intangible assets from March 31, 2018 to March 30, 2019 reflect the impact of amortization expense, partially offset by the investment in capitalized software.

Aggregate amortization expense for amortized intangible assets for fiscal 2019, 2018, and 2017 was $32.6 million, $31.9 million and $37.2 million, respectively. During fiscal 2017, the Company impaired $4.8 million of intangible assets. Amortization expense for fiscal 2017 included $4.0 million of amortization expense resulting from these intangible asset impairments. There were no intangible asset impairments during fiscal 2019 and 2018.

Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2020	$28,226
Fiscal 2021	$26,593
Fiscal 2022	$12,013
Fiscal 2023	$9,375
Fiscal 2024	$4,991

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

The Company capitalized $3.5 million and $9.3 million in software development costs for ongoing initiatives during fiscal 2019 and 2018, respectively. At March 30, 2019 and March 31, 2018, the Company had a total of $75.4 million and $71.8 million of software costs capitalized, of which $8.7 million and $17.7 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. In

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with these development activities, the Company capitalized interest of $0.3 million in both fiscal 2019 and 2018. The Company amortizes capitalized costs when the products are released for sale. During fiscal 2019 and 2018, $12.5 million and $4.4 million of capitalized costs were placed into service, respectively. Amortization of capitalized software development cost expense was $7.6 million, $6.8 million and $9.7 million for fiscal 2019, 2018 and 2017, respectively and has been included as a component of cost of goods sold within the accompanying consolidated statements of income (loss). There were no impairment charges recorded during fiscal 2019 and 2018. Amortization expense in fiscal 2017 includes $4.0 million of impairment charges. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

11. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	March 30, 2019	March 31, 2018
Term loan, net of financing fees	$334,859	$253,305
Other borrowings	15,261	377
Less current portion	(27,666)	(194,259)
Long-term debt	$322,454	$59,423

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. A portion of the net proceeds of $347.8 million was used to pay down the $253.7 million remaining outstanding balance on the 2012 credit agreement, as amended in fiscal 2014. The remainder of the proceeds were used to support the launch of the NexSys PCS device and for general corporate purposes. At March 30, 2019, $336.9 million was outstanding under the Term Loan and $15.0 million was outstanding on the Revolving Credit Facility, both with an effective interest rate of 3.8%. The Company also had $25.1 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of March 30, 2019.

Under the Credit Facilities, the Company is required to maintain a Consolidated Leverage Ratio not to exceed 3.5:1.0 and a Consolidated Interest Coverage Ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding. In addition, the Company is required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the Revolving Credit Facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the Consolidated EBITDA divided by Consolidated Interest Expense while the Consolidated Leverage Ratio is calculated as Consolidated Total Debt divided by Consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the Credit Facilities.

The Credit Facilities also contain usual and customary non-financial affirmative and negative covenants that include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dissolutions or liquidation, asset sales, affiliate transactions, change of its business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to exceptions and qualifications set forth in the credit agreement.

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 30, 2019, the Company was in compliance with the covenants.

Commitment Fee

Pursuant to the Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on the Company's Consolidated Leverage Ratio. The commitment fee ranges from 0.150% to 0.275%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.175%.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs and Interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of March 30, 2019, the $336.9 million term loan balance was netted down by the $2.0 million of remaining debt discount, resulting in a net note payable of $334.9 million.

Interest expense was $13.1 million, $7.7 million and $7.9 million for fiscal 2019, 2018 and 2017, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both March 30, 2019 and March 31, 2018, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The aggregate amount of debt maturing during the next five fiscal years and thereafter are as follows:

Fiscal year (In thousands)
2020	$28,262
2021	21,942
2022	17,528
2023	214,394
2024	70,009
Thereafter	—

12. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended March 30, 2019, 37.3% of the Company's sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of March 30, 2019 and March 31, 2018 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $81.5 million as of March 30, 2019 and $86.0 million as of March 31, 2018. At March 30, 2019, gains of $2.6 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of March 30, 2019 mature within twelve months.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $37.4 million as of March 30, 2019 and $36.3 million as of March 31, 2018.

Interest Rate Swaps

On June 15, 2018, the Company entered into Credit Facilities which provided for a $350 million Term Loan and a $350 million Revolving Credit Facility. Under the terms of the Credit Facilities, interest is established using LIBOR plus 1.13% - 1.75%. As a result, the Company's earnings and cash flows are exposed to interest rate risk from changes to LIBOR. Part of the Company's interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company's objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For fiscal 2019, the Company recorded a loss of $5.2 million in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income (loss) and comprehensive income (loss) for the fiscal year ended March 30, 2019.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In thousands)
Designated foreign currency hedge contracts, net of tax	$2,610	$577	Net revenues, COGS and SG&A	$1,601	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$1,355	Interest and other expense, net
Designated interest rate swaps, net of tax	$(4,487)	$(377)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of March 30, 2019 or March 31, 2018. As of March 30, 2019, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 30, 2019, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of March 30, 2019 and March 31, 2018:

(In thousands)	Location in Balance Sheet	As of March 30, 2019	As of March 31, 2018
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,208	$780
Non-designated foreign currency hedge contracts	Other current assets	69	324
		$1,277	$1,104
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$145	$1,445
Non-designated foreign currency hedge contracts	Other current liabilities	—	138
Designated interest rate swaps	Other current liabilities	5,203	—
		$5,348	$1,583

Other Fair Value Measurements

Fair value is defined as the exit price that would be received from the sale of an asset or paid to transfer a liability, using assumptions that market participants would use in pricing an asset or liability. The fair value guidance establishes the following three-level hierarchy used for measuring fair value:

•Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.
•Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.
•Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

The Company's money market funds carried at fair value are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 30, 2019 and March 31, 2018.

	As of March 30, 2019
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$36,980	$—	$36,980
Designated foreign currency hedge contracts	—	1,208	$1,208
Non-designated foreign currency hedge contracts	—	69	$69
	$36,980	$1,277	$38,257
Liabilities
Designated foreign currency hedge contracts	$—	$145	$145
Designated interest rate swaps	—	5,203	$5,203
	$—	$5,348	$5,348

	As of March 31, 2018
	Level 1	Level 2	Total
Assets
Money market funds	$75,450	$—	$75,450
Designated foreign currency hedge contracts	—	780	$780
Non-designated foreign currency hedge contracts	—	324	$324
	$75,450	$1,104	$76,554
Liabilities
Designated foreign currency hedge contracts	$—	$1,445	$1,445
Non-designated foreign currency hedge contracts	—	138	$138
	$—	$1,583	$1,583

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 11, Notes Payable and Long-Term Debt.

13. PRODUCT WARRANTIES

The Company generally provides warranty on parts and labor for one year after the sale and installation of each device. The Company also warrants disposables products through their use or expiration. The Company estimates potential warranty expense based on historical warranty experience and periodically assesses the adequacy of the warranty accrual, making adjustments as necessary.

(In thousands)	March 30, 2019	March 31, 2018
Warranty accrual as of the beginning of the year	$316	$176
Warranty provision	660	1,082
Warranty spending	(742)	(942)
Warranty accrual as of the end of the year	$234	$316

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the "401k Plan") that is a 401(k) plan that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company's matching contributions amounted to approximately $5.0 million, $5.5 million and $5.1 million in fiscal 2019, 2018 and 2017, respectively. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2019, 2018, or 2017.

Some of the Company's subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.6 million, $0.7 million and 0.8 million in fiscal 2019, 2018 and 2017, respectively.

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
Some of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2019	2018	2017
Service cost	$1,893	$2,651	$3,404
Interest cost on benefit obligation	340	293	287
Expected return on plan assets	(208)	(215)	(308)
Actuarial loss	132	186	532
Amortization of unrecognized prior service cost	(86)	(121)	(119)
Amortization of unrecognized transition obligation	—	—	37
Plan settlements and curtailments	(82)	(445)	289
Totals	$1,989	$2,349	$4,122

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 30, 2019	March 31, 2018
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(30,476)	$(31,345)
Service cost	(1,893)	(2,651)
Interest cost	(340)	(293)
Benefits paid	902	518
Actuarial gain	(367)	2,381
Employee and plan participants contribution	(1,815)	(3,441)
Plan settlements and curtailments	3,069	5,064
Foreign currency changes	283	(709)
Benefit obligation, end of year	$(30,637)	$(30,476)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$16,322	$17,285
Company contributions	1,329	1,542
Benefits paid	(795)	(434)
(Loss) gain on plan assets	265	(200)
Employee and plan participants contribution	1,801	3,490
Plan settlements	(2,916)	(4,531)
Foreign currency changes	281	(830)
Fair value of plan assets, end of year	$16,287	$16,322
Funded Status*	$(14,350)	$(14,154)
Unrecognized net actuarial loss	2,245	2,187
Unrecognized prior service cost	(714)	(698)
Net amount recognized	$(12,819)	$(12,665)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $6.1 million and $6.5 million at March 30, 2019 and March 31, 2018, respectively. The total liability for this plan, which is included in the table above, was $9.4 million and $9.9 million as of March 30, 2019 and March 31, 2018, respectively.

The accumulated benefit obligation for all plans was $28.6 million and $29.6 million for fiscal 2019 and 2018, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 30, 2019 and March 31, 2018.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company's accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance, April 2, 2016	$(7,492)
Obligation at transition	32
Actuarial loss	5,126
Prior service cost	62
Balance as of April 1, 2017	$(2,272)
Actuarial loss	1,922
Prior service cost	(125)
Plan settlements and curtailments	152
Balance as of March 31, 2018	$(323)
Actuarial loss	(51)
Prior service cost	(80)
Plan settlements and curtailments	(73)
Balance as of March 30, 2019	$(527)

The Company expects to amortize $0.3 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2020.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2019	2018	2017
Discount rate	0.97%	1.07%	0.76%
Rate of increased salary levels	1.78%	1.73%	1.43%
Expected long-term rate of return on assets	0.75%	0.90%	1.10%

Assumptions for expected long-term rate of return on plan assets are based upon actual historical returns, future expectations of returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets.

The Company has no other material obligation for post-retirement or post-employment benefits.

The Company's investment policy for pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company's defined benefit pension plan at fair value as of March 30, 2019. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 12, Derivatives and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at March 30, 2019. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(In thousands)
Fiscal 2020	$1,503
Fiscal 2021	1,252
Fiscal 2022	1,540
Fiscal 2023	1,331
Fiscal 2024	1,370
Fiscal 2025-2029	6,447
$13,443

The Company's contributions for fiscal 2020 are expected to be consistent with the current year.

15. COMMITMENTS AND CONTINGENCIES
The Company leases facilities and certain equipment under operating leases expiring at various dates through fiscal 2026. Facility leases require the Company to pay certain insurance expenses, maintenance costs and real estate taxes.
Approximate future basic rental commitments under operating leases as of March 30, 2019 are as follows:

Fiscal Year
(In thousands)
2020	$4,041
2021	3,726
2022	3,281
2023	3,146
2024	2,142
Thereafter	1,336
$17,672
Rent expense in fiscal 2019, 2018 and 2017 was $6.4 million, $6.4 million and $6.2 million, respectively. Some of the Company's operating leases include renewal provisions and escalation clauses that the Company leases.
The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. The Company believes that except for those matters described below, there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. At each reporting period, management evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.
Product Recalls

In March 2018, the Company issued a voluntary recall of specific lots of its AcrodoseTM Plus and PL Systems sold to its Blood Center customers in the U.S. The recall resulted from reports of low pH readings for platelets stored in the CLX HP bag and, in some instances, an accompanying yellow discoloration of the storage bag. For a period of nine weeks, the Company was unable to provide its customers with its Acrodose Plus and PL Systems. As a result of the recall, Blood Center customers may have discarded collected platelets and incurred other damages. During fiscal 2019 the Company entered into settlement agreements with certain customers responsible for substantially all of the total outstanding claims against it. As of March 30, 2019, the Company has recorded cumulative charges of $2.2 million associated with this recall which consists of $1.3 million of charges associated with customer returns and inventory reserves and $0.9 million of charges associated with customer claims. Substantially all of these claims have been paid as of March 30, 2019.

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discarded the collected blood. As of March 30, 2019, the Company has recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. The Company may record incremental charges for customer claims in future periods associated with this recall.
16. CAPITAL STOCK

Stock Plans

The 2005 Long-Term Incentive Compensation Plan (the “2005 Incentive Compensation Plan”) permits the award of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock/restricted stock units, other stock units and performance shares to the Company’s key employees, officers and directors. The 2005 Incentive Compensation Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”) consisting of four independent members of the Company's Board of Directors.

The maximum number of shares available for award under the 2005 Incentive Compensation Plan is 19,824,920. The maximum number of shares that may be issued pursuant to incentive stock options may not exceed 500,000. Any shares that are subject to the award of stock options shall be counted against this limit as one share for every one share issued. Any shares that are subject to awards other than stock options shall be counted against this limit as 3.02 shares for every one share granted. The total shares available for future grant as of March 30, 2019 were 3,897,238.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, was as follows:

(In thousands)	2019	2018	2017
Selling, general and administrative expenses	$12,878	$9,960	$6,894
Research and development	2,972	2,114	1,549
Cost of goods sold	1,338	951	707
	$17,188	$13,025	$9,150

Stock Options

Options are granted to purchase common stock at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four year period for employees and one year from grant for non-employee directors. Options expire not more than 7 years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the fiscal year ended March 30, 2019 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 31, 2018	1,197,438	$36.68	4.71	$43,685
Granted	209,675	94.67
Exercised	(290,824)	35.87
Forfeited/Canceled	(102,886)	40.01
Outstanding at March 30, 2019	1,013,403	$48.55	4.48	$40,902

Exercisable at March 30, 2019	366,857	$36.63	3.06	$18,655

Vested or expected to vest at March 30, 2019	936,291	$47.16	4.20	$38,931

The total intrinsic value of options exercised was $19.4 million, $15.4 million and $8.3 million during fiscal 2019, 2018 and 2017, respectively.

As of March 30, 2019, there was $7.3 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.8 years.

The fair value was estimated using the Black-Scholes option-pricing model based on the average of the high and low stock prices at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of the Company's common stock over the expected term of the option. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.

The assumptions utilized for option grants during the periods presented are as follows:

	2019	2018	2017
Volatility	26.1%	24.2%	24.0%
Expected life (years)	4.9	4.8	4.9
Risk-free interest rate	2.8%	1.7%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$26.67	$10.25	$7.61

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU activity for the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	417,714	$38.95
Granted	108,611	94.55
Vested	(150,583)	40.04
Forfeited	(66,520)	44.15
Unvested at March 30, 2019	309,222	$57.07

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2019	2018	2017
Grant-date fair value per RSU	$94.55	$41.87	$32.61
Fair value of RSUs vested	$40.04	$33.03	$34.98

As of March 30, 2019, there was $13.1 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.6 years.

Performance Share Units

The grant date fair value of Performance Share Units ("PSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared to total shareholder return of the PSU comparison group, measured over a three year performance period. The PSU comparison group consists of the S&P Mid Cap 400 and the S&P Small Cap 600 indices. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the its comparison group. In addition to these relative total shareholder return PSUs, the Company's Chief Executive Officer received PSU grants during both fiscal 2018 and 2017 with performance conditions based on the financial results of the Company and other internal metrics. As a result, the Company may issue up to 872,887 shares related to outstanding performance based awards.

A summary of PSU activity for the fiscal year ended March 30, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2018	388,107	$39.63
Granted	94,460	115.64
Vested(1)	(12,352)	29.20
Forfeited	(21,559)	49.50
Unvested at March 30, 2019(2)(3)	448,656	$54.22
(1) Includes the vesting of 6,176 shares that were earned in connection with awards granted in fiscal 2016 for the three-year performance cycle award period ended September 30, 2018, based on actual relative total shareholder return of 200%.
(2) Includes 48,851 shares that were earned in connection with the fiscal 2018 and 2017 internal metrics awards granted to the Company's Chief Executive Officer for the performance period ended March 30, 2019, disclosed in this table at the target number of 100%. The fiscal 2018 and 2017 awards were certified by the Committee in May 2019 at 144.31% and 80.05%, respectively.
(3) Includes 65,525 shares that were earned for awards granted in fiscal 2017 for the performance period ended March 30, 2019, disclosed in this table at the target number of 100%. Shares earned under this award were certified by the Committee in April 2019 based on the actual relative total shareholder return of 200%.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2019	2018	2017
Expected stock price volatility	27.07%	26.11%	26.39%
Peer group stock price volatility	34.98%	34.13%	33.86%
Correlation of returns	47.57%	49.51%	51.17%

The weighted-average grant-date fair value of PSUs granted and total fair value of PSUs vested are as follows:

	2019	2018	2017
Grant-date fair value per PSU	$115.64	$46.49	$34.07
Fair value of PSUs vested	$29.20	$—	$—

As of March 30, 2019, there was $11.7 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”) under which a maximum of 3,200,000 shares (subject to adjustment for stock splits and similar changes) of common stock may be purchased by eligible employees. Substantially all of its full-time employees are eligible to participate in the Purchase Plan.

The Purchase Plan provides for two “purchase periods” within each of its fiscal years, the first commencing on November 1 of each year and continuing through April 30 of the next calendar year, and the second commencing on May 1 of each year and continuing through October 31 of such year. Shares are purchased through an accumulation of payroll deductions (of not less than 2% or more than 15% of compensation, as defined) for the number of whole shares determined by dividing the balance in the employee’s account on the last day of the purchase period by the purchase price per share for the stock determined under the Purchase Plan. The purchase price for shares is the lower of 85% of the fair market value of the common stock at the beginning of the purchase period, or 85% of such value at the end of the purchase period.

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2019	2018	2017
Volatility	30.0%	22.6%	31.3%
Expected life (months)	6	6	6
Risk-free interest rate	2.3%	1.2%	0.5%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $21.51, $9.66 and $7.79 during fiscal 2019, 2018 and 2017, respectively.

17. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company's operating segments are based primarily on geography. North America Plasma is a separate operating segment with dedicated segment management due to the size and scale of the Plasma business unit. It aggregates components within an operating segment that have similar economic characteristics.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s reportable segments are as follows:
•Japan
•EMEA
•North America Plasma
•All Other

The Company has aggregated the Americas Blood Center and Hospital and Asia - Pacific operating segments into the All Other reportable segment based upon their similar operational and economic characteristics.

The Company measures and evaluates the operating segments based on operating income. It excludes certain corporate expenses from segment operating income. In addition, certain amounts that the Company considers to be non-recurring or non-operational are excluded from segment operating income because it evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, PCS2 accelerated depreciation and related costs and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. The Company measures and evaluates its net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

During fiscal 2019, the Company reorganized its operating segments such that certain immaterial components of EMEA are now reported as components of All Other. Accordingly, the prior year numbers have been updated to reflect this reclassification as well as other changes within the cost reporting structure that occurred in the first quarter of fiscal 2019. These changes did not have an impact on the Company's ability to aggregate Americas Blood Center and Hospital with Asia - Pacific.

Selected information by business segment is presented below:

(In thousands)	2019	2018	2017
Net revenues
Japan	$70,227	$68,172	$74,695
EMEA	169,862	173,551	188,907
North America Plasma	395,922	333,831	309,718
All Other	337,054	333,763	326,260
Net revenues before foreign exchange impact	973,065	909,317	899,580
Effect of exchange rates	(5,486)	(5,394)	(13,464)
Net revenues	$967,579	$903,923	$886,116

(In thousands)	2019	2018	2017
Segment operating income
Japan	$36,226	$40,193	$43,042
EMEA	49,730	68,897	74,878
North America Plasma	167,205	129,697	109,889
All Other	141,070	140,623	141,427
Segment operating income	394,231	379,410	369,236
Corporate operating expenses	(237,568)	(252,222)	(249,048)
Effect of exchange rates	8,367	4,059	(4,772)
Restructuring and turnaround costs	(13,660)	(44,125)	(34,337)
Deal amortization	(24,803)	(26,013)	(27,107)
Impairment of assets	(21,170)	(1,941)	(73,353)
Legal charges	(2,726)	(3,011)	—
PCS2 accelerated depreciation and related costs	(19,126)	—	—
Operating income (loss)	$83,545	$56,157	$(19,381)

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2019	2018	2017
Depreciation and amortization
Japan	$520	$486	$827
EMEA	4,153	4,464	4,255
North America Plasma	39,497	16,060	13,022
All Other	65,248	68,237	71,629
Total depreciation and amortization (excluding impairment charges)	$109,418	$89,247	$89,733

(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Long-lived assets(1)
Japan	$26,660	$26,640	$21,412
EMEA	71,048	74,783	63,854
North America Plasma	113,921	91,815	142,164
All Other	132,350	138,918	96,432
Total long-lived assets	$343,979	$332,156	$323,862
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by principle operating regions is presented below:

(In thousands)	2019	2018	2017
Net Revenues
United States	$606,845	$548,731	$522,686
Japan	69,908	67,319	79,266
Europe	164,504	164,226	166,007
Asia	118,700	115,127	109,858
Other	7,622	8,520	8,299
Net revenues	$967,579	$903,923	$886,116

(In thousands)	March 30, 2019	March 31, 2018	April 1, 2017
Long-lived assets(1)
United States	$269,849	$236,603	$241,610
Japan	1,726	1,511	1,691
Europe	11,200	13,696	12,952
Asia	30,930	36,431	34,174
Other	30,274	43,915	33,435
Total long-lived assets	$343,979	$332,156	$323,862
(1) Long-lived assets are comprised of property, plant and equipment.

The Company's products are organized into three categories for purposes of evaluating their growth potential: Plasma, Blood Center and Hospital. Management reviews revenue trends based on these business units.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by business unit are as follows:

(In thousands)	2019	2018	2017
Plasma	501,837	435,956	410,727
Blood Center	269,203	284,902	303,890
Hospital	196,539	183,065	171,499
Net revenues	$967,579	$903,923	$886,116

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended March 30, 2019 and March 31, 2018:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance, April 1, 2017	$(29,835)	$(2,272)	$(766)	$(32,873)
Other comprehensive (loss) income before reclassifications	13,430	2,394	(2,796)	13,028
Amounts reclassified from accumulated other comprehensive loss(1)	—	(445)	1,299	854
Net current period other comprehensive (loss) income	13,430	1,949	(1,497)	13,882
Balance, March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)
Other comprehensive income (loss) before reclassifications	(9,108)	(139)	(1,877)	(11,124)
Amounts reclassified from accumulated other comprehensive loss(1)	—	(65)	(200)	(265)
Net current period other comprehensive income (loss)	(9,108)	(204)	(2,077)	(11,389)
Balance, March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
(1) Presented net of income taxes, the amounts of which are insignificant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)	Three months ended
Fiscal 2019	June 30, 2018	September 29, 2018	December 29, 2018	March 30, 2019
Net revenues	$229,347	$241,581	$247,356	$249,295
Gross profit	$83,244	$111,907	$111,175	$111,210
Operating income	$5,293	$26,076	$28,320	$23,856
Net income (loss)	$(2,819)	$18,726	$18,277	$20,835
Per share data:
Net income (loss):
Basic	$(0.05)	$0.36	$0.36	$0.41
Diluted	$(0.05)	$0.35	$0.35	$0.40

(In thousands, except per share data)	Three months ended
Fiscal 2018	July 1, 2017	September 30, 2017	December 30, 2017	March 31, 2018
Net revenues	$210,951	$225,377	$234,043	$233,552
Gross profit	$91,665	$104,562	$111,295	$104,386
Operating income	$16,611	$24,258	$1,013	$14,275
Net (loss) income	$20,137	$20,102	$(6,547)	$11,880
Per share data:
Net (loss) income:
Basic	$0.38	$0.38	$(0.12)	$0.22
Diluted	$0.38	$0.38	$(0.12)	$0.22

The operating results for the fourth quarter of fiscal 2018 include certain misstatements that were determined to be immaterial both individually and in the aggregate. The misstatement in the fourth quarter of fiscal 2018 was primarily driven by an over accrual of certain professional fees in the third quarter of fiscal 2018.

Below is a summary of the net overstatement/(understatement) of the Company’s reported operating income and net income for the fourth quarter of fiscal 2018.

(In thousands)	Overstatement/(Understatement)
Three Months Ended	Operating (Loss) Income	Net (Loss) Income
March 31, 2018	2,835	2,426

20. SUBSEQUENT EVENT

On May 21, 2019, we transferred to CSL Plasma Inc. (“CSL”) substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline (together, “Liquids”) at our Union, South Carolina facility (“Union”), which consist primarily of property, plant and equipment and inventory, and CSL assumed certain related liabilities pursuant to the terms of a settlement, release and asset transfer agreement (the “Asset Transfer”) between the parties dated May 13, 2019. The Asset Transfer excludes all other assets related to Union, including accounts receivable, customer contracts and our U.S. Food and Drug Administration (“FDA”) product approvals for manufacturing Liquids.

At closing, Haemonetics received approximately $10 million of proceeds for the Asset Transfer and were concurrently released from our obligations to supply Liquids under a 2014 supply agreement with CSL. In connection with the Asset Transfer, CSL and Haemonetics also entered into related transition services, supply and manufacturing services and quality agreements (the “Transition Agreements”) that, among other things, permit CSL to manufacture Liquids under our FDA product approvals,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusively for Haemonetics and CSL, until CSL obtains separate product approvals to manufacture the Liquids from the FDA. CSL also agreed to extend offers of employment to substantially all employees of Haemonetics located at the Union facility.

We will continue to supply Liquids to our customers following the Asset Transfer pursuant to our supplier arrangements with contract manufacturers. We expect that cost savings generated from the Asset Transfer, including the release from our Liquids supply obligations under the 2014 supply agreement with CSL, will be reallocated to general corporate purposes.

In connection with our entry into the Agreement, we classified the Union assets and liabilities related to the Asset Transfer under the Agreement as held-for-sale in our consolidated financial statements for the first quarter of fiscal 2020 prior to the closing of the Asset Transfer. Accordingly, we recorded these assets and liabilities at fair value, less estimated sales costs. Such assets and liabilities were previously classified as held-and-used as of March 30, 2019 and determined to be recoverable when evaluated within the broader North America Plasma asset group that is profitable. As a result of the classification as held-for-sale, we recognized a pre-tax impairment charge of approximately $49 million in the first quarter of fiscal 2020, primarily related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge will not result in any future cash expenditures.

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

Reports on Internal Control

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 30, 2019. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management believes that its internal controls over financial reporting were effective as of March 30, 2019.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated May 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 22, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Conduct located on the Company’s website www.haemonetics.com, under the “About Haemonetics” menu, under the “Investor Relations Home” caption and under the “Corporate Governance” sub-caption. A copy of the Code of Conduct will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of our Investor Relations Department. Any amendments to, or waivers from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or senior financial officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

The additional information required by this item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year. Notwithstanding the foregoing, the Compensation Committee Report included within the Proxy Statement is only being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPEDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our Definitive Proxy Statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

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

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization
3A*
Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006 and July 26, 2018 (filed as Exhibit 3.1 to the Company's Form 8-K dated July 31, 2018 and incorporated herein by reference).

3B*	By-Laws of the Company, as amended through July 26, 2018 (filed as Exhibit 3.3 to the Company's Form 8-K dated July 31, 2018 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A*	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).

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

10J*
Ninth Amendment to lease dated July 17, 1990, made as of March 12, 2014 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10K*
Tenth Amendment to lease dated July 17, 1990, made as of May 31, 2017 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10L*
Eleventh Amendment to lease dated July 17, 1990, made as of March 2, 2018 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10L to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

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

10R*
Amendment to Lease dated February 21, 2000 made as of January 1, 2018 between MEGA2013, S.A.P.I. de CV (as successor in interest to ABBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10R to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

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

10U*
Amendment to Lease Agreement effective December 3, 2007, made in 2017 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V. (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10U to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

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

10Y*‡
Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 29, 2018 and incorporated herein by reference).

10Z*†
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

10AB*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference).

10AC*†
Form of Option Agreement for Non-Qualified stock options for the 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10AD*†
Form of Restricted Stock Unit Agreement with Non-Employee Directors under 2005 Long-Term Incentive Compensation Plan (fiscal 2019) (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10AE*†
Form of Restricted Stock Unit Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference).

10AF*†
Form of Restricted Stock Unit Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (adopted fiscal 2019) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10AG*†
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference).

10AH*†
Amended and Restated Non-Qualified Deferred Compensation Plan as amended and restated on July 24, 2013 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 26, 2013 and incorporated herein by reference).

10AI*†	Employment Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).
10AJ*†
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10AK*†
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 8-K dated 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10AL*†
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10AM*†
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10AN*†
Haemonetics Corporation Worldwide Executive Bonus Plan with an Effective Date of April 3, 2016 (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference).

10AO*†
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company's Form 8-K dated April 29, 2019 and incorporated herein by reference).

10AP*†
Amended and Restated Performance Share Unit Agreement between Haemonetics Corporation and Christopher Simon dated June 6, 2017, amending and restating Performance Share Unit Agreement dated June 29, 2016 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10AQ*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (Internal Financial Metrics, adopted fiscal 2018) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10AR*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2015) (filed as Exhibit 10AP to the Company’s Form 10-K for the fiscal year ended March 28, 2015 and incorporated herein by reference).

10AS*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2017) (filed as Exhibit 10AN to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AT*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2018) (filed as Exhibit 10AO to the Company's Form 10-K, for the year ended March 31, 2018 and incorporated herein by reference).

10AU*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2019) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10AV*†
Form of Performance Share Unit Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10AV to the Company's Form 10-K, for the year ended March 30, 2019).

10AW*†
Agreement and General Release between Haemonetics Corporation and Byron Selman dated May 1, 2017 (filed as Exhibit 10AH to the Company’s Form 10-K for the fiscal year ended April 1, 2017 and incorporated herein by reference).

10AX*
Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).

10AY*
Asset Purchase Agreement, dated as of April 28, 2012, by and between Haemonetics Corporation and Pall Corporation (filed as Exhibit 10Z to the Company's Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

10AZ*‡
Second Amended and Restated License Agreement by and among Cora Healthcare, Inc., CoraMed Technologies, LLC, and Haemonetics Corporation dated August 14, 2013 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 and incorporated herein by reference).

10BA*
Credit Agreement, dated as of June 15, 2018, by and among Haemonetics Corporation, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 18, 2018 and incorporated herein by reference).

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

101ˆ
The following materials from Haemonetics Corporation on Form 10-K for the year ended March 30, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference
†	Agreement, plan, or arrangement related to the compensation of officers or directors
‡	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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
Date : May 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Simon	President and Chief Executive Officer	May 22, 2019
Christopher Simon	(Principal Executive Officer)

/s/ William Burke	Executive Vice President, Chief Financial Officer	May 22, 2019
William Burke	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 22, 2019
Dan Goldstein	(Principal Accounting Officer)

/s/ Robert Abernathy	Director	May 22, 2019
Robert Abernathy

/s/ Catherine Burzik	Director	May 22, 2019
Catherine Burzik

/s/ Charles Dockendorff	Director	May 22, 2019
Charles Dockendorff

/s/ Ronald Gelbman	Director	May 22, 2019
Ronald Gelbman

/s/ Pedro Granadillo	Director	May 22, 2019
Pedro Granadillo

/s/ Mark Kroll	Director	May 22, 2019
Mark Kroll

/s/ Claire Pomeroy	Director	May 22, 2019
Claire Pomeroy

/s/ Richard Meelia	Director	May 22, 2019
Richard Meelia

/s/ Ellen Zane	Director	May 22, 2019
Ellen Zane

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 30, 2019
Allowance for Doubtful Accounts	$2,111	$2,111	$285	$3,937
For Year Ended March 31, 2018
Allowance for Doubtful Accounts	$2,184	$208	$281	$2,111
For Year Ended April 1, 2017
Allowance for Doubtful Accounts	$2,253	$103	$172	$2,184