Form 10-Q
period 2019-06-29
HAEMONETICS CORP
filed 2019-08-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Wood Road
Braintree
Massachusetts	02184-9114
(Address of principal executive offices)	(Zip Code)
(781) 848-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $.01 par value per share	HAE	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of August 2, 2019: 50,769,875

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 29, 2019	June 30, 2018
Net revenues	$238,451	$229,347
Cost of goods sold	122,545	146,103
Gross profit	115,906	83,244
Operating expenses:
Research and development	7,487	9,406
Selling, general and administrative	73,000	68,545
Impairment of assets	48,721	—
Total operating expenses	129,208	77,951
Operating (loss) income	(13,302)	5,293
Interest and other expense, net	(4,423)	(1,978)
(Loss) income before (benefit) provision for income taxes	(17,725)	3,315
(Benefit) provision for income taxes	(9,246)	6,134
Net loss	$(8,479)	$(2,819)

Net loss per share - basic and diluted	$(0.17)	$(0.05)

Weighted average shares outstanding
Basic and diluted	51,010	52,119

Comprehensive loss	$(12,097)	$(7,538)
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 29, 2019	March 30, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,234	$169,351
Accounts receivable, less allowance of $3,624 at June 29, 2019 and $3,937 at March 30, 2019	163,339	185,027
Inventories, net	221,953	194,337
Prepaid expenses and other current assets	39,752	27,406
Total current assets	615,278	576,121
Property, plant and equipment, net	276,748	343,979
Intangible assets, less accumulated amortization of $271,769 at June 29, 2019 and $263,479 at March 30, 2019	120,340	127,693
Goodwill	211,140	210,819
Deferred tax asset	4,622	4,359
Other long-term assets	31,482	11,796
Total assets	$1,259,610	$1,274,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$117,548	$27,666
Accounts payable	60,792	63,361
Accrued payroll and related costs	31,352	53,200
Other liabilities	83,973	91,532
Total current liabilities	293,665	235,759
Long-term debt, net of current maturities	318,144	322,454
Deferred tax liability	14,006	19,906
Other long-term liabilities	42,829	28,780
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,771,013 shares at June 29, 2019 and 51,019,918 shares at March 30, 2019	508	510
Additional paid-in capital	525,038	536,320
Retained earnings	99,418	161,418
Accumulated other comprehensive loss	(33,998)	(30,380)
Total stockholders’ equity	590,966	667,868
Total liabilities and stockholders’ equity	$1,259,610	$1,274,767

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	45	1	1,779	—	—	1,780
Exercise of stock options	75	1	2,830	—	—	2,831
Shares repurchased	(888)	(9)	(4,552)	(75,439)	—	(80,000)
Issuance of restricted stock, net of cancellations	67	—	—	—	—	—
Share-based compensation expense	—	—	3,379	—	—	3,379
Cumulative effect of change in accounting standards	—	—	—	1,177	—	1,177
Net loss	—	—	—	(2,819)	—	(2,819)
Other comprehensive loss	—	—	—	—	(4,719)	(4,719)
Balance, June 30, 2018	51,642	$516	$507,391	$189,861	$(23,710)	$674,058

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net loss	$(8,479)	$(2,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	27,437	26,415
Impairment of assets	48,721	21,170
Share-based compensation expense	4,730	3,379
Deferred tax benefit	(5,309)	—
Provision for losses on accounts receivable and inventory	(1,378)	(352)
Other non-cash operating activities	50	19
Change in operating assets and liabilities:
Change in accounts receivable	22,518	(1,577)
Change in inventories	(37,414)	(15,058)
Change in prepaid income taxes	(3,228)	72
Change in other assets and other liabilities	(8,208)	(1,214)
Change in accounts payable and accrued expenses	(36,812)	(6,913)
Net cash provided by operating activities	2,628	23,122
Cash Flows from Investing Activities:
Capital expenditures	(8,249)	(27,514)
Proceeds from divestiture	9,808	—
Proceeds from sale of property, plant and equipment	302	250
Net cash provided by (used in) investing activities	1,861	(27,264)
Cash Flows from Financing Activities:
Net increase in short-term loans	90,000	—
Term loan borrowings	—	347,780
Repayment of term loan borrowings	(4,375)	(253,728)
Proceeds from employee stock purchase plan	1,830	1,780
Proceeds from exercise of stock options	3,635	2,831
Share repurchases	(75,000)	(80,000)
Net cash provided by financing activities	16,090	18,663
Effect of exchange rates on cash and cash equivalents	304	(2,584)
Net Change in Cash and Cash Equivalents	20,883	11,937
Cash and Cash Equivalents at Beginning of Period	169,351	180,169
Cash and Cash Equivalents at End of Period	$190,234	$192,106
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,535	$2,361
Income taxes paid	$3,078	$1,817
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$2,973	$1,799

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 29, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2020 or any other interim period. The Company has assessed its ability to continue as a going concern. As of June 29, 2019, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 30, 2019.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of and for the three months ended June 29, 2019.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2016-02, Leases (Topic 842). ASC Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. In July 2018, the FASB issued an update to the leasing guidance to allow an additional transition option which would allow companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. The Company adopted the new standard on March 31, 2019.

Upon transition, the Company applied the package of practical expedients permitted under ASC Update No. 2016-02 transition guidance to its entire lease portfolio at March 31, 2019. As a result, the Company is not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected to account for each lease component and the associated non-lease components as a single lease component and also elected not to recognize a lease liability or right-of-use asset for any lease that, at commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

As a result of adopting ASC Update No. 2016-02, the Company recognized additional right-of-use assets of $22.9 million and corresponding liabilities of $22.7 million for its existing lease portfolio on the consolidated balance sheets, with no material impact to the consolidated statements of operations or consolidated statements of cash flows. Additionally, the Company implemented a new lease administration and lease accounting system and has updated controls and procedures for maintaining and accounting for its lease portfolio under the new standard.

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715). The guidance revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The Company adopted ASC Update No. 2017-07 during the first quarter of fiscal 2020. The adoption of ASC Update No. 2017-07 did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASC Update No. 2018-07, Compensation - Stock Compensation (Topic 718). The new guidance aligns the accounting for non-employee share-based payments with the existing employee share-based transactions guidance.

The Company adopted ASC Update No. 2018-07 during the first quarter of fiscal 2020. The impact of adopting ASC Update No. 2018-07 did not have a material impact on the Company's financial position and results of operations.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three months ended June 29, 2019 and June 30, 2018, the Company incurred $2.0 million and $3.4 million of restructuring and turnaround costs under this program, respectively. Total cumulative charges under this program are $52.3 million.

The following table summarizes the activity for restructuring reserves for the three months ended June 29, 2019, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2018 Program and Prior Programs
Balance at March 30, 2019	$7,479
Costs incurred, net of reversals	969
Payments	(3,206)
Balance at June 29, 2019	$5,242

The substantial majority of restructuring costs during the three months ended June 29, 2019 have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of loss. As of June 29, 2019, the Company had a restructuring liability of $5.2 million, of which $4.5 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, during the three months ended June 29, 2019 and June 30, 2018, the Company also incurred costs of $1.1 million and $3.6 million, respectively, that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which the Company refers to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying consolidated statements of loss, consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and turnaround costs by the Company's three reportable segments as well as the Company's other corporate restructuring and turnaround costs:

Restructuring costs	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Plasma	$153	$(39)
Blood Center	42	(32)
Hospital	203	6
Corporate	571	(227)
Total	$969	$(292)

Turnaround costs	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Plasma	$48	$12
Blood Center	—	—
Hospital	—	(71)
Corporate	1,010	3,700
Total	$1,058	$3,641

Total restructuring and turnaround costs	$2,027	$3,349

4. DIVESTITURE

On May 21, 2019, the Company transferred to CSL Plasma Inc. (“CSL”) substantially all of its tangible assets held relating to the manufacture of anti-coagulant and saline (together, “Liquids”) at its Union, South Carolina facility (“Union”), which consist primarily of property, plant and equipment and inventory, and CSL assumed certain related liabilities (the “Asset Transfer”) pursuant to the terms of a settlement, release and asset transfer agreement between the parties dated May 13, 2019. The Asset Transfer excludes all other assets related to Union, including accounts receivable, customer contracts and the Company's U.S. Food and Drug Administration (“FDA”) product approvals for manufacturing Liquids.

At closing, Haemonetics received $9.8 million of proceeds for the Asset Transfer and was concurrently released from its obligations to supply Liquids under a 2014 supply agreement with CSL. In connection with the Asset Transfer, CSL and Haemonetics also entered into related transition services, supply and manufacturing services and quality agreements that, among other things, permit CSL to manufacture Liquids under the Company's FDA product approvals, exclusively for Haemonetics and CSL, until CSL obtains independent product approvals from the FDA to manufacture the Liquids.

The Company will continue to supply Liquids to its customers following the Asset Transfer pursuant to its supplier arrangements with contract manufacturers.

In connection with the Company's and CSL's entry in to the May 13, 2019 agreement for the Asset Transfer, the Company recognized a pre-tax impairment charge of $48.7 million in the first quarter of fiscal 2020, primarily related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge will not result in any future cash expenditures.

5. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

The Company's reported tax rate for the three months ended June 29, 2019 was 52.2%. The effective tax rate for the three months ended June 29, 2019 is higher than the U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, as well as the impact of the divestiture of the Union liquid solutions operation which resulted in a worldwide pretax loss for the quarter.

The tax rate for the three months ended June 29, 2019 also includes a discrete stock compensation windfall benefit of $4.9 million. Refer to Note 4, Divestiture for additional details related to the divestiture of the Union liquid solutions operation.

During the three months ended June 29, 2019 and June 30, 2018, the Company reported an income tax benefit of $9.2 million and expense of $6.1 million, respectively. The change in the Company's tax provision for the three months ended June 29, 2019 was primarily due to the divestiture of the plasma liquid solutions operation as well as an increase in stock compensation windfall benefits. The income tax provision for the three months ended June 30, 2018 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax benefit of $1.4 million related to stock compensation windfall tax benefits.

6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 29, 2019	June 30, 2018
Basic EPS
Net loss	$(8,479)	$(2,819)
Weighted average shares	51,010	52,119
Basic loss per share	$(0.17)	$(0.05)
Diluted EPS
Net loss	$(8,479)	$(2,819)
Basic weighted average shares	51,010	52,119
Net effect of common stock equivalents	—	—
Diluted weighted average shares	51,010	52,119
Diluted loss per share	$(0.17)	$(0.05)

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For both the three months ended June 29, 2019 and June 30, 2018, the Company recognized a net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as its inclusion would have an anti-dilutive effect.

Share Repurchase Program

In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years.

In early June 2019, the Company entered into an accelerated share repurchase agreement ("ASR") with Citibank N.A. ("Citibank") to repurchase approximately $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2019, the Company paid Citibank $75.0 million in cash and received an initial delivery of approximately 0.6 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on June 3, 2019 of $97.45. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On July 30, 2019, the ASR was completed and an additional 29,018 shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.6 million at an average price per share upon final settlement of $116.33.

As of August 6, 2019, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $425 million.

7. REVENUE

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

As of June 29, 2019, the Company had $24.9 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 58% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of June 29, 2019 and March 30, 2019, the Company had contract assets of $8.3 million and $5.6 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of June 29, 2019 and March 30, 2019, the Company had contract liabilities of $21.9 million and $20.3 million, respectively. During the three months ended June 29, 2019, the Company recognized $8.5 million of revenue that was included in the above March 30, 2019 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

8. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	June 29, 2019	March 30, 2019
Raw materials	$72,556	$69,420
Work-in-process	12,546	12,610
Finished goods	136,851	112,307
Total inventories	$221,953	$194,337

9. PROPERTY, PLANT AND EQUIPMENT

In December 2018, the Company entered into a lease for office space in Boston, MA that will serve as the new corporate headquarters and replace the existing location in Braintree, MA. During the first quarter of fiscal 2020, the Company entered into a purchase and sale agreement for the existing corporate headquarters. Accordingly, the Company reclassified $7.6 million of long-term assets associated with the current corporate headquarters to assets held-for-sale as of June 29, 2019. The Company expects the move to Boston will occur in the third quarter of fiscal 2020.

During the first quarter of fiscal 2019, the Company recorded impairment charges of $21.2 million, which consisted of $19.8 million of charges related to the discontinued use of the HDC filter media manufacturing line and $1.4 million of charges related to non-core and underperforming assets. These impairments were included within cost of goods sold on the consolidated statements of loss and impacted the Blood Center reporting segment.

10. GOODWILL AND INTANGIBLE ASSETS

Subsequent to the annual goodwill impairment test performed in the fourth quarter of fiscal 2019, the Company revised the composition of its reportable segments to align with its three global business units, Plasma, Blood Center and Hospital. Refer to Note 15, Segment and Enterprise-Wide Information, for additional information regarding the change in the Company's reportable segments.

A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company aggregates components within an operating segment that have similar economic characteristics. Consistent with its reportable segments, reporting units for purposes of assessing goodwill impairment have also been reorganized based on business unit and include: Plasma, Blood Center and Hospital.

To determine the amount of goodwill within each of the new reporting units, we reallocated, on a relative fair value basis, $84.0 million of goodwill previously allocated to the former Europe, APAC and Japan reporting units to the new global reporting units. In addition, the goodwill previously allocated to the former North America reporting units was reallocated to each new respective global reporting unit.

The following represents our goodwill balance by new global reportable segment. The prior period information has been restated to conform to the current presentation:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2019	$28,828	$37,319	$144,672	$210,819
Currency translation	—	66	255	321
Carrying amount as of June 29, 2019	$28,828	$37,385	$144,927	$211,140

11. LEASES

Lessee Activity

The Company has operating leases for office space, land, warehouse and manufacturing space, R&D laboratories, vehicles and certain equipment. Finance leases are not significant. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. For leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company's leases have remaining lease terms of 1 year to approximately 30 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. For operating leases that commenced prior to the Company's adoption of ASC 842, the Company measured the lease liabilities and right-of-use assets using the incremental borrowing rate as of March 31, 2019. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	June 29, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$21,217
Liabilities
Operating lease liabilities in Other current liabilities	$5,554
Operating lease liabilities in Other long-term liabilities	15,293

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

June 29, 2019
Weighted average remaining lease term	4.8 Years
Weighted average discount rate	5.19%

During the three months ended June 29, 2019 the Company's operating lease cost was $2.5 million.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	Three months ended June 29, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$2,051

The following table presents the maturities of our operating lease liabilities as of June 29, 2019:

Fiscal Year (in thousands)	Operating Leases
2020 (excluding the first quarter of 2020)	$4,989
2021	5,828
2022	4,229
2023	3,288
2024	1,856
Thereafter	3,594
Total future minimum operating lease payments	23,784
Less: imputed interest	(2,937)
Present value of operating lease liabilities	$20,847

As of June 29, 2019, we have an additional lease for office space of $98.6 million. This lease will commence during fiscal 2020 and has a lease term, including renewal options, of up to 22 years.

Lessor Activity

Assets on the Company's balance sheet classified as Haemonetics equipment primarily consists of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include and operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents less than 3 percent of the Company's total net sales.

12. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At June 29, 2019, $332.5 million was outstanding under the Term Loan with an effective interest rate of 3.8% and $105.0 million was outstanding on the Revolving Credit Facility. The Company also has $25.8 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 29, 2019.

The Company has required scheduled principal payments of $8.8 million during fiscal 2020, $21.9 million during fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million thereafter.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of June 29, 2019.

13. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended June 29, 2019, 34.4% of its sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of June 29, 2019 and March 30, 2019 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $66.4 million as of June 29, 2019 and $81.5 million as of March 30, 2019. At June 29, 2019, gain of $0.7 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of June 29, 2019 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $82.1 million as of June 29, 2019 and $37.4 million as of March 30, 2019.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $332.5 million of indebtedness. For the three months ended June 29, 2019, a loss of $4.3 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of loss and comprehensive loss for the three months ended June 29, 2019:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Loss and Comprehensive Loss	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Loss and Comprehensive Loss
Designated foreign currency hedge contracts, net of tax	$672	$336	Net revenues, COGS and SG&A	$199	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$(256)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(4,292)	$(143)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of June 29, 2019 or March 30, 2019. As of June 29, 2019, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 29, 2019, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of June 29, 2019 and March 30, 2019:

(In thousands)	Location in Balance Sheet	As of	As of
		June 29, 2019	March 30, 2019
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$550	$1,208
Non-designated foreign currency hedge contracts	Other current assets	41	69
		$591	$1,277
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$585	$145
Non-designated foreign currency hedge contracts	Other current liabilities	436	—
Designated interest rate swaps	Other current liabilities	9,071	5,203
		$10,092	$5,348

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 29, 2019 and March 30, 2019.

	As of June 29, 2019
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$35,506	$—	$35,506
Designated foreign currency hedge contracts	—	550	550
Non-designated foreign currency hedge contracts	—	41	41
	$35,506	$591	$36,097
Liabilities
Designated foreign currency hedge contracts	$—	$585	$585
Non-designated foreign currency hedge contracts	—	436	436
Designated interest rate swaps	—	9,071	9,071
	$—	$10,092	$10,092

	As of March 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds	$36,980	$—	$36,980
Designated foreign currency hedge contracts	—	1,208	1,208
Non-designated foreign currency hedge contracts	—	69	69
	$36,980	$1,277	$38,257
Liabilities
Designated foreign currency hedge contracts	$—	$145	$145
Designated interest rate swaps	$—	$5,203	$5,203
	$—	$5,348	$5,348

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value.

14. COMMITMENTS AND CONTINGENCIES

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

Litigation and Related Matters

Product Recall

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of June 29, 2019, the Company has recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. Substantially all outstanding claims have been paid as of June 29, 2019.

15. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Historically, the Company's operating segments were based primarily on geography. Effective as of March 31, 2019, the Company completed the transition of its operating structuring to three global business units and accordingly has reorganized its reporting structure to align with its three global business units and the information that will be regularly reviewed by the Company's chief operating decision maker.

Following the reorganization, the Company's reportable segments are as follows:

•	Plasma

•	Blood Center

•	Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, accelerated depreciation, certain transaction costs and legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Net revenues
Plasma	$110,763	$99,290
Blood Center	77,996	79,818
Hospital	47,187	45,845
Net revenues by business unit	235,946	224,953
Service (1)	4,866	4,325
Effect of exchange rates	(2,361)	69
Net revenues	$238,451	$229,347
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Segment operating income
Plasma	$53,725	$41,921
Blood Center	37,719	38,472
Hospital	18,916	18,328
Segment operating income	110,360	98,721
Corporate expenses (1)	(61,703)	(61,050)
Effect of exchange rates	2,769	3,055
Impairment of assets and other related charges	(51,166)	(21,170)
Deal amortization	(5,974)	(6,300)
PCS2 accelerated depreciation and related costs	(5,528)	(3,939)
Restructuring and turnaround costs	(2,027)	(3,349)
Other	(33)	(675)
Operating (loss) income	$(13,302)	$5,293
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

(In thousands)	June 29, 2019	March 30, 2019
Long-lived assets(1)
Plasma	$168,816	$209,827
Blood Center	88,560	110,073
Hospital	19,372	24,079
Total long-lived assets	$276,748	$343,979
(1) Long-lived assets are comprised of property, plant and equipment.

Management reviews revenue based on the reportable segments noted above.  Although these reportable segments are primarily product-based, they differ from the Company’s product line revenues for Plasma products and services and Blood Center products and services.  Specifically, the Blood Center reportable segment includes plasma products utilized for collection in blood centers primarily for transfusion purposes.  Additionally, product line revenues also include service revenues which are excluded from the reportable segments.

Net revenues by product line are as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
Plasma products and services	$129,745	$116,903
Blood Center products and services	59,907	64,483
Hospital products and services	48,799	47,961
Net revenues	$238,451	$229,347
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018
United States	$156,375	$142,140
Japan	15,467	17,389
Europe	36,753	39,002
Asia	28,641	29,395
Other	1,215	1,421
Net revenues	$238,451	$229,347

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
Other comprehensive loss before reclassifications(1)	195	—	(3,620)	(3,425)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	(193)	(193)
Net current period other comprehensive income (loss)	195	—	(3,813)	(3,618)
Balance as of June 29, 2019	$(25,318)	$(527)	$(8,153)	$(33,998)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

Introduction

Haemonetics is a global healthcare company dedicated to providing a suite of innovative hematology products and solutions to customers to help improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets including blood and plasma component collection, the surgical suite, and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and the "Company” mean Haemonetics.

Our products are organized into three categories for purposes of evaluating and developing their growth potential: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to commercial plasma customers that collect plasma primarily for further fractionation into plasma-derived biopharmaceuticals. “Blood Center” includes blood collection and processing devices and disposables for apheresis (red cells, platelets and plasma) and whole blood that are used primarily for transfusion purposes as well as donor management software. "Hospital", which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software.

Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, rationalizing the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Divestiture

On May 21, 2019, we transferred to CSL Plasma Inc. (“CSL”) substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility and CSL assumed certain related liabilities pursuant to the terms of a settlement, release and asset transfer agreement between the parties dated May 13, 2019. At the closing, we received $9.8 million of proceeds and were concurrently released from our obligations to supply liquid solutions under a 2014 supply agreement with CSL. We will continue to supply liquid solutions to our customers following the asset transfer agreement pursuant to our supplier arrangements with contract manufacturers. We recognized an asset impairment in the first quarter of fiscal 2020 of $48.7 million as a result of this transaction.

Share Repurchase Program

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. In early June 2019, we entered into an accelerated share repurchase agreement ("ASR") with Citibank N.A. ("Citibank") to repurchase approximately $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2019, we paid Citibank $75.0 million in cash and received an initial delivery of approximately 0.6 million shares of our common stock based on a closing market price of the Company's common stock on the New York Stock Exchange on June 3, 2019 of $97.45. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On July 30, 2019, the ASR was completed and an additional 29,018 shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.6 million at an average price per share upon final settlement of $116.33.

As of August 6, 2019, the total remaining authorization for repurchases of the Company's common stock under our share repurchase program was $425 million.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed.

Relocation of Corporate Headquarters

In December 2018, we entered into a lease for office space in Boston, MA that will serve as our new corporate headquarters and replace our existing location in Braintree, MA. During the first quarter of fiscal 2020, we entered into a purchase and sale agreement that provides for the sale of our existing corporate headquarters and is subject to the satisfaction of customary closing conditions. Accordingly, we reclassified $7.6 million of long term assets associated with the current corporate headquarters to assets held-for-sale as of June 29, 2019. We believe our move to Boston, which is anticipated to occur in the third quarter of fiscal 2020, will attract and retain key talent and provide a dynamic space to engage our employees.

Change in Reportable Segments

Effective as of March 31, 2019, we completed the transition of the Company's operating structure to three global business units - Plasma, Blood Center and Hospital - and accordingly reorganized our operating and reporting structure to align with our three global business units. This new segment structure has been realigned in accordance with the respective markets to accurately reflect the ongoing performance of each business and excludes service. The discussion of our results of operations that follows has been revised to reflect our new reportable segments.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 29, 2019	June 30, 2018	% Increase/ (Decrease)
Net revenues	$238,451	$229,347	4.0%
Gross profit	$115,906	$83,244	39.2%
% of net revenues	48.6%	36.3%
Operating expenses	$129,208	$77,951	65.8%
Operating (loss) income	$(13,302)	$5,293	n/m
% of net revenues	(5.6)%	2.3%
Interest and other expense, net	$(4,423)	$(1,978)	n/m
(Loss) income before (benefit) provision for income taxes	$(17,725)	$3,315	n/m
(Benefit) provision for income taxes	$(9,246)	$6,134	n/m
% of pre-tax income	52.2%	185.0%
Net loss	$(8,479)	$(2,819)	n/m
% of net revenues	(3.6)%	(1.2)%
Net loss per share - basic and diluted	$(0.17)	$(0.05)	n/m

Net revenues increased 4.0% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, net revenues increased 5.0% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Revenue increases in Plasma and Hospital were partially offset by declines in Blood Center during the three months ended June 29, 2019.

Operating income decreased for the three months ended June 29, 2019, as compared with the same period of fiscal 2019, primarily due to impairment charges recognized in the first quarter of fiscal 2020 as a result of the divestiture of our plasma liquid solutions operations to CSL. This decrease was partially offset by favorable pricing and volume and incremental complexity reduction savings in the current year period.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	Reported growth	Currency impact	Constant currency growth (1)
United States	$156,375	$142,140	10.0%	—%	10.0%
International	82,076	87,207	(5.9)%	(2.8)%	(3.1)%
Net revenues	$238,451	$229,347	4.0%	(1.0)%	5.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 34.4% of total net revenues for the three months ended June 29, 2019, as compared with 38.0% for the three months ended June 30, 2018. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$110,422	$99,354	11.1%	(0.5)%	11.6%
Blood Center	75,803	78,823	(3.8)%	(1.5)%	(2.3)%
Hospital (2)	47,697	46,980	1.5%	(1.4)%	2.9%
Service	4,529	4,190	8.1%	(4.4)%	12.5%
Net revenues	$238,451	$229,347	4.0%	(1.0)%	5.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $24.4 million and $21.3 million for the three months ended June 29, 2019 and June 30, 2018, respectively. Hemostasis Management revenue increased 14.1% in the first quarter of fiscal 2020 as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 15.7% in the first quarter of fiscal 2020 as compared with the same period of fiscal 2019.

Plasma

Plasma revenue increased 11.1% during the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Plasma revenue increased 11.6% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the U.S. and favorable NexSys PCS pricing during the three months ended June 29, 2019. Increases in sales of software also contributed to the growth during the three months ended June 29, 2019.

On May 21, 2019, we transferred to CSL substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility. We will continue to supply liquid solutions to our customers following the asset transfer agreement pursuant to our supplier arrangements with contract manufacturers.

Blood Center

Blood Center revenue decreased 3.8% during the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Blood Center revenue decreased 2.3% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. This decrease was primarily driven by declines in apheresis due to decreases in platelet revenue as a result of the continued shift toward double dose collection techniques in Japan. Declines in whole blood revenue in the same market also contributed to the overall decrease.

Hospital

Hospital revenue increased 1.5% during the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hospital revenue increased 2.9% during the three months ended June 29, 2019, as compared with the same period of fiscal 2019. The increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The increase during the three months ended June 29, 2019 was partially offset by declines due to the discontinuance of sales of our OrthoPAT products effective March 31, 2019.

Gross Profit

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	% Increase/ (Decrease)
Gross profit	$115,906	$83,244	39.2%
% of net revenues	48.6%	36.3%

Gross profit increased 39.2% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, gross profit increased 42.6% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. The increase in gross profit margin during the three months ended June 29, 2019 was primarily due to the absence of impairment charges which were incurred in the prior year period, favorable pricing driven by the annualization of NexSys device conversions, increased volume and incremental complexity reduction savings in the current year period.

Operating Expenses

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	% Increase/ (Decrease)
Research and development	$7,487	$9,406	(20.4)%
% of net revenues	3.1%	4.1%
Selling, general and administrative	$73,000	$68,545	6.5%
% of net revenues	30.6%	29.9%
Impairment of assets	$48,721	$—	100.0%
% of net revenues	20.4%	—%
Total operating expenses	$129,208	$77,951	65.8%
% of net revenues	54.2%	34.0%

Research and Development

Research and development expenses decreased 20.4% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, research and development expenses decreased 20.1% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. The decrease during the three months ended June 29, 2019 was primarily driven by investments made in clinical programs during the prior year period in order to support FDA clearance for the use of TEG 6s in adult trauma settings, which was received in May 2019.

Selling, General and Administrative

Selling, general and administrative expenses increased 6.5% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. Without the effect of foreign exchange, selling, general, and administrative expenses increased 7.9% for the three months ended June 29, 2019, as compared with the same period of fiscal 2019. The increase for the three months ended June 29, 2019 was primarily due to increased investments within our Plasma and Hospital business units and an increase in share-based compensation expense.

Impairment of assets

We recognized an impairment charge of $48.7 million for the three months ended June 29, 2019 due to the transfer to CSL of substantially all of our tangible assets related to the manufacture of anti-coagulant and saline at our Union, South Carolina facility to CSL. Refer to Note 4, Divestiture, to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to this agreement.

Interest and Other Expense, Net

Interest expense from our Term Loan borrowings, which constitutes the majority of expense, increased by $1.3 million during the three months ended June 29, 2019, as compared with the prior year period due to an increase in the term loan and revolving credit facility balance as well as an increase in the effective interest rate. The effective interest rate on total debt outstanding as of June 29, 2019 was 3.8%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.
The Company's reported tax rate for the three months ended June 29, 2019 was 52.2%. The effective tax rate for the three months ended June 29, 2019 is higher than the U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, as well as the impact of the divestiture of the plasma liquid solutions operation recorded in pretax income which resulted in a worldwide pretax loss for the quarter. The tax rate for the three months ended June 29, 2019 also includes a discrete stock compensation windfall benefit of $4.9 million. Refer to Note 4, Divestiture for additional details related to the divestiture of the plasma liquid solutions operation.

During the three months ended June 29, 2019 and June 30, 2018, the Company reported an income tax benefit of $9.2 million and expense of $6.1 million, respectively. The change in the Company's tax provision for the three months ended June 29, 2019 was primarily due to the divestiture of the plasma liquid solutions operation as well as an increase in stock compensation windfall benefits. The income tax provision for the three months ended June 30, 2018 was primarily attributable to applying the Company’s estimated annual effective tax rate to its year-to-date consolidated income before provision for income taxes, and includes a discrete tax benefit of $1.4 million related to stock compensation windfall tax benefits.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 29, 2019	March 30, 2019
Cash & cash equivalents	$190,234	$169,351
Working capital	$321,613	$340,362
Current ratio	2.1	2.4
Net debt(1)	$(245,458)	$(180,769)
Days sales outstanding (DSO)	62	67
Inventory turnover	2.1	2.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, the Board of Directors of Haemonetics approved a new Operational Excellence Program (the "2020 Program"). We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our Revolving Credit Facility and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including production of the NexSys PCS and Plasma plant capacity expansions, share repurchases, cash payments under the loan agreement and restructuring and turnaround initiatives.

As of June 29, 2019, we had $190.2 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five year credit agreement which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At June 29, 2019, $332.5 million was outstanding under the Term Loan and $105.0 million was outstanding on the Revolving Credit Facility, both, with an effective interest rate of 3.8%. We also had $25.8 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of June 29, 2019.

We have scheduled principal payments of $8.8 million required during the remainder of fiscal 2020. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of June 29, 2019.

Cash Flows

	Three Months Ended
(In thousands)	June 29, 2019	June 30, 2018	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$2,628	$23,122	$(20,494)
Investing activities	1,861	(27,264)	29,125
Financing activities	16,090	18,663	(2,573)
Effect of exchange rate changes on cash and cash equivalents(1)	304	(2,584)	2,888
Net increase in cash and cash equivalents	$20,883	$11,937
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $20.5 million during the three months ended June 29, 2019, as compared with the three months ended June 30, 2018. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase in inventory build to support the launch of the NexSys PCS devices and a decrease in accounts payable and accrued liabilities. The working capital outflow was partially offset by a decrease in accounts receivable due to the timing of collections.

Net cash provided by investing activities increased by $29.1 million during the three months ended June 29, 2019, as compared with the three months ended June 30, 2018. The increase in cash provided investing activities was primarily the result of a decrease in capital expenditures in the current year period due to spend related to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business in the prior year period and the proceeds received related to the divestiture of our plasma liquid solutions operations in the current period.

Net cash provided by financing activities decreased by $2.6 million during the three months ended June 29, 2019, as compared with the three months ended June 30, 2018, primarily due to lower borrowings, net of payments, on our Credit Facilities partially offset by lower share repurchases than the prior period.

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

Foreign Exchange

During the three months ended June 29, 2019, 34.4% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; the impact and timing of restructuring initiatives including associated cost savings and other benefits; impact of planned acquisitions or dispositions; market position and expenditures.

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
Set forth below are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.

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

•
Security breaches of our information technology systems or our products, which could impair our ability to conduct business or compromise sensitive information of the Company or its customers, suppliers and other business partners, or of customers' patients and donors;

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

•	Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•	Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the 2020 Program and 2018 Program;

•	Our ability to retain and attract key personnel;

•	Costs and risks associated with product liability and other litigation claims;

•	Our ability to meet our existing debt obligations and raise additional capital when desired on terms reasonably acceptable to us;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins;

•	The impact of changes in U.S. and international tax laws;

•	Market conditions and the possibility that the Company’s share repurchase program may be delayed, suspended or discontinued;

•	The effect of communicable diseases on demand for our products; and

•	Our ability to protect intellectual property and the outcome of patent litigation.
Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in our Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.
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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $8.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $9.7 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of June 29, 2019 was $332.5 million with an interest rate of 3.8% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $3.3 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of June 29, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 29, 2019.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 842, effective March 31, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the three months ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

Item 2. Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the first quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
March 31, 2019 - April 27, 2019
April 28, 2019 - May 25, 2019
May 26, 2019 - June 29, 2019	615,700	(2)	615,700
Total	615,700			$425,000,000

(1) In May 2019, the Company announced that the Board of Directors had authorized the repurchase of up to $500 million of the Company’s common stock from time to time, based on market conditions, over the next two years. Under the Company's share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.

(2) In early June 2019, the Company entered into an accelerated share repurchase agreement ("ASR") with Citibank N.A. ("Citibank") to repurchase approximately $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in June 2019, the Company paid Citibank $75.0 million in cash and received an initial delivery of approximately 0.6 million shares of Haemonetics common stock based on a closing market price of the Company's common stock on the New York Stock Exchange on June 3, 2019 of $97.45. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On July 30, 2019, the ASR was completed and an additional 29,018 shares were delivered upon settlement. The total number of shares repurchased under the ASR was approximately 0.6 million at an average price per share upon final settlement of $116.33.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1
Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23,
1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through July 25, 2019 (filed as Exhibit 3.3 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

10.1†
Form of Performance Share Unit Agreement with Employees Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed as Exhibit 10AV to the Company's Form 10-K, for the year ended March 30, 2019).

10.2†
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company's Form 8-K dated April 29, 2019 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2
Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 29, 2019, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

_____________________________

†	Agreement, plan, or arrangement related to the compensation of officers or directors.
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

HAEMONETICS CORPORATION
August 6, 2019	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2019	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)