Form 10-Q
period 2019-09-28
HAEMONETICS CORP
filed 2019-11-01
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of October 30, 2019: 50,682,643

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues	$252,566	$241,581	$491,017	$470,928
Cost of goods sold	125,566	129,674	248,111	275,777
Gross profit	127,000	111,907	242,906	195,151
Operating expenses:
Research and development	7,422	8,583	14,909	17,989
Selling, general and administrative	69,839	77,248	142,839	145,793
Impairment of assets	—	—	48,721	—
Total operating expenses	77,261	85,831	206,469	163,782
Operating income	49,739	26,076	36,437	31,369
Interest and other expense, net	(4,651)	(3,039)	(9,074)	(5,017)
Income before provision (benefit) for income taxes	45,088	23,037	27,363	26,352
Provision (benefit) for income taxes	7,602	4,311	(1,644)	10,445
Net income	$37,486	$18,726	$29,007	$15,907

Net income per share - basic	$0.74	$0.36	$0.57	$0.31
Net income per share - diluted	$0.72	$0.35	$0.56	$0.30

Weighted average shares outstanding
Basic	50,791	51,605	50,901	51,862
Diluted	52,046	53,138	52,174	53,365

Comprehensive income	$35,378	$18,403	$23,281	$10,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	September 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$112,030	$169,351
Accounts receivable, less allowance of $4,108 at September 28, 2019 and $3,937 at March 30, 2019	176,535	185,027
Inventories, net	244,504	194,337
Prepaid expenses and other current assets	34,720	27,406
Total current assets	567,789	576,121
Property, plant and equipment, net	264,238	343,979
Intangible assets, less accumulated amortization of $279,154 at September 28, 2019 and $263,479 at March 30, 2019	113,540	127,693
Goodwill	211,041	210,819
Deferred tax asset	4,328	4,359
Other long-term assets	29,605	11,796
Total assets	$1,190,541	$1,274,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$56,934	$27,666
Accounts payable	57,449	63,361
Accrued payroll and related costs	38,848	53,200
Other liabilities	86,835	91,532
Total current liabilities	240,066	235,759
Long-term debt, net of current maturities	313,984	322,454
Deferred tax liability	11,687	19,906
Other long-term liabilities	41,050	28,780
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,607,751 shares at September 28, 2019 and 51,019,918 shares at March 30, 2019	506	510
Additional paid-in capital	533,720	536,320
Retained earnings	85,634	161,418
Accumulated other comprehensive loss	(36,106)	(30,380)
Total stockholders’ equity	583,754	667,868
Total liabilities and stockholders’ equity	$1,190,541	$1,274,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966
Exercise of stock options	64	1	2,409	—	—	2,410
Shares repurchased	(360)	(4)	1,274	(51,270)	—	(50,000)
Issuance of restricted stock, net of cancellations	133	1	(1)	—	—	—
Share-based compensation expense	—	—	5,000	—	—	5,000
Net income	—	—	—	37,486	—	37,486
Other comprehensive loss	—	—	—	—	(2,108)	(2,108)
Balance, September 29, 2019	50,608	$506	$533,720	$85,634	$(36,106)	$583,754

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	45	1	1,779	—	—	1,780
Exercise of stock options	75	1	2,830	—	—	2,831
Shares repurchased	(888)	(9)	(4,552)	(75,439)	—	(80,000)
Issuance of restricted stock, net of cancellations	67	—	—	—	—	—
Share-based compensation expense	—	—	3,379	—	—	3,379
Cumulative effect of change in accounting principles	—	—	—	1,177	—	1,177
Net loss	—	—	—	(2,819)	—	(2,819)
Other comprehensive loss	—	—	—	—	(4,719)	(4,719)
Balance, June 30, 2018	51,642	$516	$507,391	$189,861	$(23,710)	$674,058
Exercise of stock options	125	1	4,294	—	—	4,295
Shares repurchased	(182)	(2)	14,213	(14,211)	—	—
Issuance of restricted stock, net of cancellations	40	1	—	—	—	1
Share-based compensation expense	—	—	4,582	—	—	4,582
Net income	—	—	—	18,726	—	18,726
Other comprehensive loss	—	—	—	—	(323)	(323)
Balance, September 29, 2018	51,625	$516	$530,480	$194,376	$(24,033)	$701,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 28, 2019	September 29, 2018
Cash Flows from Operating Activities:
Net income	$29,007	$15,907
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	54,469	51,692
Impairment of assets	48,721	21,170
Share-based compensation expense	9,730	7,961
Deferred tax benefit	(7,290)	—
Provision for losses on accounts receivable and inventory	(1,857)	549
Gain on sale of assets	(8,083)	—
Other non-cash operating activities	140	1,277
Change in operating assets and liabilities:
Change in accounts receivable	7,806	(13,326)
Change in inventories	(59,439)	(3,912)
Change in other assets and other liabilities	(12,204)	3,746
Change in accounts payable and accrued expenses	(28,471)	(4,585)
Net cash provided by operating activities	32,529	80,479
Cash Flows from Investing Activities:
Capital expenditures	(17,722)	(76,002)
Proceeds from divestiture	9,808	—
Proceeds from sale of property, plant and equipment	15,739	656
Net cash provided by (used in) investing activities	7,825	(75,346)
Cash Flows from Financing Activities:
Net increase in short-term loans	25,000	—
Term loan borrowings	—	347,780
Repayment of term loan borrowings	(4,375)	(258,103)
Other	72	—
Proceeds from employee stock purchase plan	1,830	1,780
Proceeds from exercise of stock options	6,046	7,127
Share repurchases	(125,000)	(80,000)
Net cash (used in) provided by financing activities	(96,427)	18,584
Effect of exchange rates on cash and cash equivalents	(1,248)	(4,123)
Net Change in Cash and Cash Equivalents	(57,321)	19,594
Cash and Cash Equivalents at Beginning of Period	169,351	180,169
Cash and Cash Equivalents at End of Period	$112,030	$199,763
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,260	$5,833
Income taxes paid	$8,535	$5,053
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,780	$12,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 28, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2020 or any other interim period. The Company has assessed its ability to continue as a going concern. As of September 28, 2019, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 30, 2019.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of and for the six months ended September 28, 2019.

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

As a result of adopting ASC Update No. 2016-02, the Company recognized additional right-of-use assets of $22.9 million and corresponding liabilities of $22.7 million for its existing lease portfolio on the condensed consolidated balance sheets, with no material impact to the condensed consolidated statements of operations or condensed consolidated statements of cash flows. Additionally, the Company implemented a new lease administration and lease accounting system and has updated controls and procedures for maintaining and accounting for its lease portfolio under the new standard.

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715). The guidance revises the presentation of net periodic pension cost and net periodic post-retirement benefit cost. The Company adopted ASC Update No. 2017-07 during the first quarter of fiscal 2020. The adoption of ASC Update No. 2017-07 did not have a material impact on the Company's condensed consolidated financial statements.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During both the three and six months ended September 28, 2019, the Company incurred $2.9 million of restructuring and turnaround costs under this program. Total cumulative charges under this program are $2.9 million.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three and six months ended September 28, 2019, the Company incurred $0.9 million and $2.9 million, respectively, of restructuring and turnaround costs under this program. During the three and six months ended September 29, 2018, the Company incurred $1.9 million and $5.3 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $55.2 million.

The following table summarizes the activity for restructuring reserves for the six months ended September 28, 2019, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 Program and Prior Programs
Balance at March 30, 2019	$—	$7,479
Costs incurred, net of reversals	1,179	1,133
Payments	(596)	(5,024)
Balance at September 28, 2019	$583	$3,588

As of September 28, 2019, the Company had a restructuring liability of $4.2 million, of which $3.7 million is payable within the next twelve months.

The following presents the restructuring costs by line item within our accompanying condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of goods sold	$283	$—	$442	$—
Research and development	555	34	569	56
Selling, general and administrative expenses	505	(67)	1,301	(381)
	$1,343	$(33)	$2,312	$(325)

In addition to the restructuring costs included in the table above, the Company also incurred costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, which the Company refers to as turnaround costs. These costs, substantially all of which have been included as a component of selling, general and administrative expenses in the accompanying condensed consolidated statements of income, consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and turnaround costs by the Company's three reportable segments as well as the Company's other corporate restructuring and turnaround costs:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Plasma	$395	$(44)	$548	$(83)
Blood Center	94	77	136	45
Hospital	34	(229)	237	(223)
Corporate	820	163	1,391	(64)
Total	$1,343	$(33)	$2,312	$(325)

Turnaround costs	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Plasma	$31	$31	$79	$43
Blood Center	—	—	—	—
Hospital	—	(68)	—	(139)
Corporate	2,383	2,188	3,393	5,888
Total	$2,414	$2,151	$3,472	$5,792

Total restructuring and turnaround costs	$3,757	$2,118	$5,784	$5,467

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

In connection with the Company's and CSL's entry into the May 13, 2019 agreement for the Asset Transfer, the Company recognized a pre-tax impairment charge of $48.7 million in the first quarter of fiscal 2020, primarily related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge will not result in any future cash expenditures.

5. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.
For the three and six months ended September 28, 2019, the Company reported an income tax provision of $7.6 million and a benefit of $1.6 million, respectively, representing an effective tax rate of 16.9% and (6.0)%, respectively. The effective tax rate for the three and six months ended September 28, 2019 is lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $4.4 million and $9.3 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union liquid solutions operation in the first quarter of fiscal 2020. Refer to Note 4, Divestiture for additional details related to the divestiture of the Union liquid solutions operation.
For the three and six months ended September 29, 2018, the Company reported an income tax provision of $4.3 million and $10.4 million, representing an effective tax rate of 18.7% and 39.6%, respectively. The effective tax rate for the three months ended September 29, 2018 was lower than the U.S. statutory tax rate due to a discrete tax benefit recognized from excess stock compensation deductions of $2.6 million. The effective tax rate for the six months ended September 29, 2018 was higher than the U.S. statutory tax rate primarily due to an asset impairment of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against its deferred tax assets in the impacted jurisdiction. The Company’s effective tax rate was also negatively impacted by certain provisions of enacted U.S. tax reform.
6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic EPS
Net income	$37,486	$18,726	$29,007	$15,907
Weighted average shares	50,791	51,605	50,901	51,862
Basic income per share	$0.74	$0.36	$0.57	$0.31
Diluted EPS
Net income	$37,486	$18,726	$29,007	$15,907
Basic weighted average shares	50,791	51,605	50,901	51,862
Net effect of common stock equivalents	1,255	1,533	1,273	1,503
Diluted weighted average shares	52,046	53,138	52,174	53,365
Diluted income per share	$0.72	$0.35	$0.56	$0.30

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and six months ended September 28, 2019, weighted average shares outstanding, assuming dilution, excludes the impact of 12,421 shares and 0.2 million anti-dilutive shares, respectively. For the three and six months ended September 29, 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million and 0.1 million anti-dilutive shares, respectively.

Share Repurchase Program

In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years.

In July 2019, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A. ("Citibank") in June 2019. The total number of shares repurchased under the ASR was 0.6 million at an average price per share upon final settlement of $116.33.

In September 2019, the Company entered into an ASR with Morgan Stanley & Co. LLC ("Morgan Stanley") to repurchase $50.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in September 2019, the Company paid Morgan Stanley $50.0 million in cash and received an initial delivery of 0.3 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on September 10, 2019 of $120.73. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On October 8, 2019, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

As of September 28, 2019, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $375 million.

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

As of September 28, 2019, the Company had $22.5 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 56% of this amount as revenue within the next twelve months and the remaining balance thereafter.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of September 28, 2019 and March 30, 2019, the Company had contract assets of $6.9 million and $5.6 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the condensed consolidated balance sheets.

As of September 28, 2019 and March 30, 2019, the Company had contract liabilities of $19.8 million and $20.3 million, respectively. During the three and six months ended September 28, 2019, the Company recognized $5.0 million and $13.4 million, respectively, of revenue that was included in the above March 30, 2019 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the condensed consolidated balance sheets.

8. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	September 28, 2019	March 30, 2019
Raw materials	$71,683	$69,420
Work-in-process	11,628	12,610
Finished goods	161,193	112,307
Total inventories	$244,504	$194,337

9. PROPERTY, PLANT AND EQUIPMENT

In December 2018, the Company entered into a lease for office space in Boston, MA that will serve as the new corporate headquarters and replace the existing location in Braintree, MA. During the second quarter of fiscal 2020, the Company sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allows the Company to leaseback the facility on a rent-free basis through December 31, 2019 pending the completion of its relocation to Boston, MA, which is expected to occur in the third quarter of fiscal 2020. As a result of this transaction, the Company received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million.

During the first quarter of fiscal 2019, the Company recorded impairment charges of $21.2 million, which consisted of $19.8 million of charges related to the discontinued use of the HDC filter media manufacturing line and $1.4 million of charges related to non-core and underperforming assets. These impairments were included within cost of goods sold on the condensed consolidated statements of income and impacted the Blood Center reporting segment.

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

To determine the amount of goodwill within each of the new reporting units, the Company reallocated, on a relative fair value basis, $84.0 million of goodwill previously allocated to the former Europe, APAC and Japan reporting units to the new global reporting units. In addition, the $126.8 million of goodwill previously allocated to the former North America reporting units was reallocated to each new respective global reporting unit.

The following represents our goodwill balance by new global reportable segment. The prior period information has been restated to conform to the current presentation:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2019	$28,828	$37,319	$144,672	$210,819
Currency translation	—	45	177	222
Carrying amount as of September 28, 2019	$28,828	$37,364	$144,849	$211,041

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

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	September 28, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$19,356
Liabilities
Operating lease liabilities in Other current liabilities	$4,966
Operating lease liabilities in Other long-term liabilities	$14,051

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

September 28, 2019
Weighted average remaining lease term	4.8 Years
Weighted average discount rate	5.27%

During the three and six months ended September 28, 2019 the Company's operating lease cost was $2.1 million and $4.6 million, respectively.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	Three Months Ended September 28, 2019	Six Months Ended September 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$1,783	$3,834

The following table presents the maturities of our operating lease liabilities as of September 28, 2019:

Fiscal Year (In thousands)	Operating Leases
2020 (excluding the first half of 2020)	$3,003
2021	5,746
2022	4,210
2023	3,284
2024	1,853
Thereafter	3,534
Total future minimum operating lease payments	21,630
Less: imputed interest	(2,613)
Present value of operating lease liabilities	$19,017

As of September 28, 2019, the Company has an additional lease for office space of $98.6 million and has a lease term, including renewal options, of up to 22 years. The Company will take control of the facility upon lease commencement during third quarter of fiscal 2020.

Lessor Activity

Assets on the Company's balance sheet classified as Haemonetics equipment primarily consists of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents less than 3 percent of the Company's total net sales.

12. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At September 28, 2019, $332.5 million was outstanding under the Term Loan with an effective interest rate of 3.4% and $40.0 million was outstanding on the Revolving Credit Facility. The Company also has $25.7 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 28, 2019.

The Company has required scheduled principal payments of $8.8 million during fiscal 2020, $21.9 million during fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million thereafter.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of September 28, 2019.

13. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended September 28, 2019, 35.9% and 35.2%, respectively, of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of September 28, 2019 and March 30, 2019 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $42.0 million as of September 28, 2019 and $81.5 million as of March 30, 2019. At September 28, 2019, a gain of $1.5 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of September 28, 2019 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $81.5 million as of September 28, 2019 and $37.4 million as of March 30, 2019.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $332.5 million of indebtedness. For the six months ended September 28, 2019, a loss of $5.4 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income and comprehensive income for the six months ended September 28, 2019:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$1,455	$241	Net revenues, COGS and SG&A	$474	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$219	Interest and other expense, net
Designated interest rate swaps, net of tax	$(5,369)	$(398)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of September 28, 2019 or March 30, 2019. As of September 28, 2019, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 28, 2019, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its condensed consolidated balance sheets as of September 28, 2019 and March 30, 2019:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		September 28, 2019	March 30, 2019
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$997	$1,208
Non-designated foreign currency hedge contracts	Other current assets	34	69
		$1,031	$1,277
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$142	$145
Non-designated foreign currency hedge contracts	Other current liabilities	172	—
Designated interest rate swaps	Other current liabilities	10,114	5,203
		$10,428	$5,348

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 28, 2019 and March 30, 2019.

	As of September 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$33,834	$—	$33,834
Designated foreign currency hedge contracts	—	997	997
Non-designated foreign currency hedge contracts	—	34	34
	$33,834	$1,031	$34,865
Liabilities
Designated foreign currency hedge contracts	$—	$142	$142
Non-designated foreign currency hedge contracts	—	172	172
Designated interest rate swaps	—	10,114	10,114
	$—	$10,428	$10,428

	As of March 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds	$36,980	$—	$36,980
Designated foreign currency hedge contracts	—	1,208	1,208
Non-designated foreign currency hedge contracts	—	69	69
	$36,980	$1,277	$38,257
Liabilities
Designated foreign currency hedge contracts	$—	$145	$145
Designated interest rate swaps	$—	$5,203	$5,203
	$—	$5,348	$5,348

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

Litigation and Related Matters

Product Recall

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of September 28, 2019, the Company has recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. Substantially all outstanding claims have been paid as of September 28, 2019.
15. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Historically, the Company's operating segments were based primarily on geography. Effective as of March 31, 2019, the Company completed the transition of its operating structure to three global business units and accordingly, reorganized its reporting structure to align with its three global business units and the information that will be regularly reviewed by the Company's chief operating decision maker.

Following the reorganization, the Company's reportable segments are as follows:

•	Plasma

•	Blood Center

•	Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, accelerated depreciation, gains and losses on asset dispositions, certain transaction costs and legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net revenues
Plasma	$116,381	$106,850	$227,144	$206,140
Blood Center	83,667	83,513	161,663	163,331
Hospital	49,662	47,431	96,849	93,276
Net revenues by business unit	249,710	237,794	485,656	462,747
Service (1)	5,276	4,737	10,142	9,062
Effect of exchange rates	(2,420)	(950)	(4,781)	(881)
Net revenues	$252,566	$241,581	$491,017	$470,928
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Segment operating income
Plasma	$56,776	$44,607	$110,501	$86,528
Blood Center	41,208	41,055	78,927	79,527
Hospital	20,851	19,515	39,767	37,843
Segment operating income	118,835	105,177	229,195	203,898
Corporate expenses (1)	(63,580)	(68,899)	(125,283)	(129,949)
Effect of exchange rates	2,501	2,594	5,270	5,649
Impairment of assets and other related charges	(54)	—	(51,220)	(21,170)
Deal amortization	(5,935)	(6,236)	(11,909)	(12,536)
PCS2 accelerated depreciation and related costs	(6,534)	(4,442)	(12,062)	(8,381)
Gain on sale of assets	8,083	—	8,083	—
Restructuring and turnaround costs	(3,757)	(2,118)	(5,784)	(5,467)
Other	180	—	147	(675)
Operating income	$49,739	$26,076	$36,437	$31,369
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

Net revenues by product line are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Plasma products and services	$135,849	$124,352	$265,594	$241,255
Blood Center products and services	65,615	68,243	125,522	132,726
Hospital products and services	51,102	48,986	99,901	96,947
Net revenues	$252,566	$241,581	$491,017	$470,928
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$161,880	$152,926	$318,255	$295,066
Japan	20,376	17,172	35,843	34,561
Europe	38,074	39,096	74,827	78,098
Asia	30,192	30,575	58,833	59,970
Other	2,044	1,812	3,259	3,233
Net revenues	$252,566	$241,581	$491,017	$470,928

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
Other comprehensive loss before reclassifications(1)	(1,970)	—	(3,913)	(5,883)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	157	157
Net current period other comprehensive loss	(1,970)	—	(3,756)	(5,726)
Balance as of September 28, 2019	$(27,483)	$(527)	$(8,096)	$(36,106)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

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

In July 2019, we completed a $75.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A. ("Citibank") in June 2019. The total number of shares repurchased under the ASR was approximately 0.6 million at an average price per share upon final settlement of $116.33.

In September 2019, we entered into an ASR with Morgan Stanley & Co. LLC ("Morgan Stanley") to repurchase $50.0 million of our common stock. Pursuant to the terms of the ASR, in September 2019, we paid Morgan Stanley $50.0 million in cash and received an initial delivery of 0.3 million shares of our common stock based on a closing market price on the New York Stock Exchange on September 10, 2019 of $120.73. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On October 8, 2019, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

As of September 28, 2019, the total remaining authorization for repurchases of our common stock under our share repurchase program was $375 million.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During both the three and six months ended September 28, 2019, we incurred $2.9 million of restructuring and turnaround costs under this program.

Relocation of Corporate Headquarters

In December 2018, we entered into a lease for office space in Boston, MA that will serve as the new corporate headquarters and replace the existing location in Braintree, MA. During the second quarter of fiscal 2020, we sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allows the Company to leaseback the facility on a rent-free basis through December 31, 2019 pending the completion of its relocation to Boston, MA, which is expected to occur in the third quarter of fiscal 2020. As a result of this transaction, we received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million. We believe our move to Boston will attract and retain key talent and provide a dynamic space to engage our employees.

Change in Reportable Segments

Effective March 31, 2019, we completed the transition of the Company's operating structure to three global business units - Plasma, Blood Center and Hospital - and accordingly reorganized our operating and reporting structure to align with our three global business units. This new segment structure has been realigned in accordance with the respective markets to accurately reflect the ongoing performance of each business and excludes service. The discussion of our results of operations that follows has been revised to reflect our new reportable segments.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)
Net revenues	$252,566	$241,581	4.5%	$491,017	$470,928	4.3%
Gross profit	$127,000	$111,907	13.5%	$242,906	$195,151	24.5%
% of net revenues	50.3%	46.3%		49.5%	41.4%
Operating expenses	$77,261	$85,831	(10.0)%	$206,469	$163,782	26.1%
Operating income	$49,739	$26,076	90.7%	$36,437	$31,369	16.2%
% of net revenues	19.7%	10.8%		7.4%	6.7%
Interest and other expense, net	$(4,651)	$(3,039)	53.0%	$(9,074)	$(5,017)	80.9%
Income before provision (benefit) for income taxes	$45,088	$23,037	95.7%	$27,363	$26,352	3.8%
Provision (benefit) for income taxes	$7,602	$4,311	76.3%	$(1,644)	$10,445	(115.7)%
% of pre-tax income	16.9%	18.7%		(6.0)%	39.6%
Net income	$37,486	$18,726	100.2%	$29,007	$15,907	82.4%
% of net revenues	14.8%	7.8%		5.9%	3.4%
Net income per share - basic	$0.74	$0.36	105.6%	$0.57	$0.31	83.9%
Net income per share - diluted	$0.72	$0.35	105.7%	$0.56	$0.30	86.7%

Net revenues increased 4.5% and 4.3% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, net revenues increased 5.1% for both the three and six months ended September 28, 2019, as compared with the same periods of fiscal 2019. Revenue increases in Plasma and Hospital were partially offset by declines in Blood Center during the three and six months ended September 28, 2019.

Operating income increased for the three and six months ended September 28, 2019, as compared with the same periods of fiscal 2019, primarily due to favorable pricing, product mix and incremental savings from both the 2020 Program and the complexity reduction initiative. The gain recognized on the sale of real estate and other assets associated with the Braintree corporate headquarters also contributed to the increase during the three months ended September 28, 2019. Impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL partially offset increases in operating income during the six months ended September 28, 2019.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 28, 2019	September 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
United States	$161,880	$152,926	5.9%	—%	5.9%
International	90,686	88,655	2.3%	(1.6)%	3.9%
Net revenues	$252,566	$241,581	4.5%	(0.6)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
United States	$318,255	$295,066	7.9%	—%	7.9%
International	172,762	175,862	(1.8)%	(2.3)%	0.5%
Net revenues	$491,017	$470,928	4.3%	(0.8)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 35.9% and 35.2% of total net revenues for the three and six months ended September 28, 2019, respectively, as compared with 36.7% and 37.3% for the three and six months ended September 29, 2018, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 28, 2019	September 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$115,925	$106,811	8.5%	(0.4)%	8.9%
Blood Center	81,982	82,269	(0.3)%	(0.5)%	0.2%
Hospital (2)	49,702	47,982	3.6%	(1.1)%	4.7%
Service	4,957	4,519	9.7%	(1.7)%	11.4%
Net revenues	$252,566	$241,581	4.5%	(0.6)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $24.8 million and $21.8 million for the three months ended September 28, 2019 and September 29, 2018, respectively. Hemostasis Management revenue increased 13.7% in the second quarter of fiscal 2020 as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 16.0% in the second quarter of fiscal 2020 as compared with the same period of fiscal 2019.

	Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$226,347	$206,165	9.8%	(0.4)%	10.2%
Blood Center	157,785	161,092	(2.1)%	(1.1)%	(1.0)%
Hospital (2)	97,399	94,962	2.6%	(1.2)%	3.8%
Service	9,486	8,709	8.9%	(3.0)%	11.9%
Net revenues	$491,017	$470,928	4.3%	(0.8)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $49.2 million and $43.2 million for the six months ended September 28, 2019 and September 29, 2018, respectively. Hemostasis Management revenue increased 13.9% in the first six months of fiscal 2020 as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 15.9% in the first six months of fiscal 2020 as compared with the same period of fiscal 2019.

Plasma

Plasma revenue increased 8.5% and 9.8% during the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Plasma revenue increased 8.9% and 10.2% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. This revenue growth was primarily driven by favorable NexSys PCS pricing and an increase in volume of plasma disposables due to continued strong performance in the U.S. during the three and six months ended September 28, 2019.

On May 21, 2019, we transferred to CSL substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility. We will continue to supply liquid solutions to our customers pursuant to our supplier arrangements with contract manufacturers, however, we expect declines in our plasma liquids revenue beginning in the second half of fiscal 2020 due to pricing pressure from low-cost, high-volume liquid solutions providers. As our customers require, we will continue to offer liquids as part of a full plasmapheresis offering, but we expect our volumes to decline in this rapidly commoditizing market.

Blood Center

Blood Center revenue decreased 0.3% and 2.1% during the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Blood Center revenue increased 0.2% and decreased 1.0% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. The decrease during the three and six months ended September 28, 2019 was primarily driven by declines in whole blood disposables and software revenue. Apheresis revenue growth partially offset the decline during the three months ended September 28, 2019. Our Apheresis business continues to experience pricing pressure and as such we anticipate, beginning in the second half of fiscal 2020, future revenue declines as certain customers convert to alternative sources of supply.

Hospital

Hospital revenue increased 3.6% and 2.6% during the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Hospital revenue increased 4.7% and 3.8% during the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase for both the three and six months ended September 28, 2019 was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The increase during the three and six months ended September 28, 2019 was partially offset by declines due to the discontinuance of sales of our OrthoPAT products effective March 31, 2019.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)
Gross profit	$127,000	$111,907	13.5%	$242,906	$195,151	24.5%
% of net revenues	50.3%	46.3%		49.5%	41.4%

Gross profit increased 13.5% and 24.5% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, gross profit increased 14.3% and 26.2% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase in gross profit margin during the three and six months ended September 28, 2019 was primarily due to favorable pricing driven by the annualization of NexSys PCS device conversions, product mix and incremental savings from both the 2020 Program and the complexity reduction initiative. The absence of impairment charges that were incurred in the prior year period also contributed to the increase during the six months ended September 28, 2019.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)	September 28, 2019	September 29, 2018	% Increase/ (Decrease)
Research and development	$7,422	$8,583	(13.5)%	$14,909	$17,989	(17.1)%
% of net revenues	2.9%	3.6%		3.0%	3.8%
Selling, general and administrative	$69,839	$77,248	(9.6)%	$142,839	$145,793	(2.0)%
% of net revenues	27.7%	32.0%		29.1%	31.0%
Impairment of assets	$—	$—	—%	$48,721	$—	100.0%
% of net revenues	—%	—%		9.9%	—%
Total operating expenses	$77,261	$85,831	(10.0)%	$206,469	$163,782	26.1%
% of net revenues	30.6%	35.5%		42.0%	34.8%

Research and Development

Research and development expenses decreased 13.5% and 17.1% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, research and development expenses decreased 13.7% and 17.0% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. The decrease during the three and six months ended September 28, 2019 was primarily driven by investments made in clinical programs in the prior year period in order to support FDA clearance for the use of TEG 6s in adult trauma settings, which was received in May 2019.

Selling, General and Administrative

Selling, general and administrative expenses decreased 9.6% and 2.0% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 8.9% and 1.0% for the three and six months ended September 28, 2019, respectively, as compared with the same periods of fiscal 2019. The decrease during the three and six months ended September 28, 2019 was primarily due to the gain recognized on the sale of assets associated with the Braintree corporate headquarters as well as incremental complexity reduction savings in the current year periods. This decrease was partially offset by an increase in share-based compensation and variable compensation expense.

Impairment of assets

We recognized an impairment charge of $48.7 million for the six months ended September 28, 2019 due to the transfer to CSL of substantially all of our tangible assets related to the manufacture of anti-coagulant and saline at our Union, South Carolina facility to CSL. Refer to Note 4, Divestiture, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to this agreement.

Interest and Other Expense, Net

Interest expense from our Term Loan borrowings, which constitutes the majority of expense, increased by $0.4 million and $1.7 million during the three and six months ended September 28, 2019, respectively, as compared with the prior year periods due to an increase in the revolving credit facility balance. The effective interest rate on total debt outstanding as of September 28, 2019 was 3.4%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.
For the three and six months ended September 28, 2019, we reported an income tax provision of $7.6 million and a benefit of $1.6 million, respectively, representing an effective tax rate of 16.9% and (6.0)%, respectively. The effective tax rate for the three and six months ended September 28, 2019 is lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $4.4 million and $9.3 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union liquid solutions operation in the first quarter of fiscal 2020. Refer to Note 4, Divestiture, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to this divestiture.
For the three and six months ended September 29, 2018, we reported an income tax provision of $4.3 million and $10.4 million, representing an effective tax rate of 18.7% and 39.6%, respectively. The effective tax rate for the three months ended September 29, 2018 was lower than the U.S. statutory tax rate due to a discrete tax benefit recognized from excess stock compensation deductions of $2.6 million. The effective tax rate for the six months ended September 29, 2018 was higher than the U.S. statutory tax rate primarily due to an asset impairment of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against our deferred tax assets in the impacted jurisdiction. Our effective tax rate was also negatively impacted by certain provisions of enacted U.S. tax reform.
Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 28, 2019	March 30, 2019
Cash & cash equivalents	$112,030	$169,351
Working capital	$327,723	$340,362
Current ratio	2.4	2.4
Net debt(1)	$(258,888)	$(180,769)
Days sales outstanding (DSO)	63	67
Inventory turnover	1.9	2.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During both the three and six months ended September 28, 2019, the Company incurred $2.9 million of restructuring and turnaround costs under this program.

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

As of September 28, 2019, we had $112.0 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At September 28, 2019, $332.5 million was outstanding under the Term Loan with an effective interest rate of 3.4% and $40.0 million was outstanding on the Revolving Credit Facility. We also had $25.7 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of September 28, 2019.

We have scheduled principal payments of $8.8 million required during the remainder of fiscal 2020. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 28, 2019.

Cash Flows

	Six Months Ended
(In thousands)	September 28, 2019	September 29, 2018	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$32,529	$80,479	$(47,950)
Investing activities	7,825	(75,346)	83,171
Financing activities	(96,427)	18,584	(115,011)
Effect of exchange rate changes on cash and cash equivalents(1)	(1,248)	(4,123)	2,875
Net change in cash and cash equivalents	$(57,321)	$19,594
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $48.0 million during the six months ended September 28, 2019, as compared with the six months ended September 29, 2018. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase in inventory build to support the launch of the NexSys PCS devices and a decrease in accounts payable and accrued liabilities. The working capital outflow was partially offset by a decrease in accounts receivable due to the timing of collections.

Net cash provided by investing activities increased by $83.2 million during the six months ended September 28, 2019, as compared with the six months ended September 29, 2018. The increase in cash provided by investing activities was primarily the result of a decrease in capital expenditures in the current year period due to spend related to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business in the prior year period. Proceeds received related to the divestiture of our plasma liquid solutions operations and sale of real estate and other assets associated with the Braintree corporate headquarters in the current period also contributed to the increase in cash provided by investing activities during the six months ended September 28, 2019.

Net cash used in financing activities increased by $115.0 million during the six months ended September 28, 2019, as compared with the six months ended September 29, 2018, primarily due to lower borrowings, net of payments, on our Credit Facilities and by increased share repurchases in the current period.

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

Foreign Exchange

During the three and six months ended September 28, 2019, 35.9% and 35.2%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance will align the accounting implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting for internal-use software licenses. The guidance is effective for annual periods beginning after December 15, 2019 and is applicable to us in fiscal 2021. Early adoption is permitted for all entities, including interim periods. The impact of adopting ASC Update No. 2018-15 is not expected to have a material effect on our condensed consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; the impact and timing of restructuring initiatives including associated cost savings and other benefits; the impact of planned acquisitions or dispositions; market position and expenditures.
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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $7.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in an $8.8 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of September 28, 2019 was $332.5 million with an interest rate of 3.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $1.0 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of September 28, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 28, 2019.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 842, effective March 31, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the three and six months ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

Item 2. Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the second quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
June 30, 2019 - July 27, 2019
July 28, 2019 - August 24, 2019	29,018	(2)	29,018
August 25, 2019 - September 28, 2019	331,318	(3)	331,318
Total	360,336			$375,000,000

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

(2) In July 2019, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A. ("Citibank") in June 2019. The total number of shares repurchased under the ASR was approximately 0.6 million at an average price per share upon final settlement of $116.33.

(3) In September 2019, the Company entered into an ASR with Morgan Stanley & Co. LLC ("Morgan Stanley") to repurchase $50.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in September 2019, the Company paid Morgan Stanley $50.0 million in cash and received an initial delivery of 0.3 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on September 10, 2019 of $120.73. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On October 8, 2019, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

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

3.2	By-Laws of the Company, as amended through July 25, 2019 (filed as Exhibit 3.3 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

10.1†	Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).

10.2†	Form of Restricted Stock Unit Award Agreement (non-employee directors) under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020).

10.3†	Form of Restricted Stock Unit Award Agreement (employees) under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020).

10.4†	Form of Nonqualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020).

10.5†*	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020).

10.6	Lease dated August 26, 2019 by and between the Company and HRP Wood Road, LLC.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

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

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 28, 2019, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

_____________________________

†	Agreement, plan, or arrangement related to the compensation of officers or directors.
*
Appendices to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the Securities and Exchange Commission upon request.

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

HAEMONETICS CORPORATION
November 1, 2019	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2019	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)