Form 10-Q
period 2019-12-28
HAEMONETICS CORP
filed 2020-02-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2882273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Summer Street
Boston,
Massachusetts	02110
(Address of principal executive offices)	(Zip Code)
(781) 848-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $.01 par value per share	HAE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of January 31, 2020: 50,298,046

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenues	$258,970	$247,356	$749,987	$718,284
Cost of goods sold	130,920	136,181	379,031	411,958
Gross profit	128,050	111,175	370,956	306,326
Operating expenses:
Research and development	7,000	8,978	21,909	26,967
Selling, general and administrative	78,267	73,877	221,106	219,670
Impairment of assets	1,876	—	50,597	—
Total operating expenses	87,143	82,855	293,612	246,637
Operating income	40,907	28,320	77,344	59,689
Interest and other expense, net	(3,078)	(2,858)	(12,152)	(7,875)
Income before provision for income taxes	37,829	25,462	65,192	51,814
Provision for income taxes	7,934	7,185	6,290	17,630
Net income	$29,895	$18,277	$58,902	$34,184

Net income per share - basic	$0.59	$0.36	$1.16	$0.66
Net income per share - diluted	$0.58	$0.35	$1.13	$0.64

Weighted average shares outstanding
Basic	50,630	51,401	50,810	51,708
Diluted	51,638	52,822	51,995	53,184

Comprehensive income	$32,296	$13,214	$55,577	$24,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	December 28, 2019	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$126,417	$169,351
Accounts receivable, less allowance of $4,097 at December 28, 2019 and $3,937 at March 30, 2019	170,753	185,027
Inventories, net	254,167	194,337
Prepaid expenses and other current assets	31,238	27,406
Total current assets	582,575	576,121
Property, plant and equipment, net	268,104	343,979
Intangible assets, less accumulated amortization of $287,526 at December 28, 2019 and $263,479 at March 30, 2019	107,307	127,693
Goodwill	211,062	210,819
Deferred tax asset	4,428	4,359
Other long-term assets	64,273	11,796
Total assets	$1,237,749	$1,274,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$61,966	$27,666
Accounts payable	52,298	63,361
Accrued payroll and related costs	44,425	53,200
Other liabilities	98,003	91,532
Total current liabilities	256,692	235,759
Long-term debt, net of current maturities	309,738	322,454
Deferred tax liability	14,576	19,906
Other long-term liabilities	82,163	28,780
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,390,614 shares at December 28, 2019 and 51,019,918 shares at March 30, 2019	504	510
Additional paid-in capital	537,913	536,320
Retained earnings	69,868	161,418
Accumulated other comprehensive loss	(33,705)	(30,380)
Total stockholders’ equity	574,580	667,868
Total liabilities and stockholders’ equity	$1,237,749	$1,274,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966
Exercise of stock options	64	1	2,409	—	—	2,410
Shares repurchased	(360)	(4)	1,274	(51,270)	—	(50,000)
Issuance of restricted stock, net of cancellations	133	1	(1)	—	—	—
Share-based compensation expense	—	—	5,000	—	—	5,000
Net income	—	—	—	37,486	—	37,486
Other comprehensive loss	—	—	—	—	(2,108)	(2,108)
Balance, September 28, 2019	50,608	$506	$533,720	$85,634	$(36,106)	$583,754
Employee stock purchase plan	20	1	1,537	—	—	1,538
Exercise of stock options	60	—	1,667	—	—	1,667
Shares repurchased	(411)	(4)	(4,335)	(45,661)	—	(50,000)
Issuance of restricted stock, net of cancellations	114	1	(1)	—	—	—
Share-based compensation expense	—	—	5,325	—	—	5,325
Net income	—	—	—	29,895	—	29,895
Other comprehensive income	—	—	—	—	2,401	2,401
Balance, December 28, 2019	50,391	$504	$537,913	$69,868	$(33,705)	$574,580

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	45	1	1,779	—	—	1,780
Exercise of stock options	75	1	2,830	—	—	2,831
Shares repurchased	(888)	(9)	(4,552)	(75,439)	—	(80,000)
Issuance of restricted stock, net of cancellations	67	—	—	—	—	—
Share-based compensation expense	—	—	3,379	—	—	3,379
Cumulative effect of change in accounting principles	—	—	—	1,177	—	1,177
Net loss	—	—	—	(2,819)	—	(2,819)
Other comprehensive loss	—	—	—	—	(4,719)	(4,719)
Balance, June 30, 2018	51,642	$516	$507,391	$189,861	$(23,710)	$674,058
Exercise of stock options	125	1	4,294	—	—	4,295
Shares repurchased	(182)	(2)	14,213	(14,211)	—	—
Issuance of restricted stock, net of cancellations	40	1	—	—	—	1
Share-based compensation expense	—	—	4,582	—	—	4,582
Net income	—	—	—	18,726	—	18,726
Other comprehensive loss	—	—	—	—	(323)	(323)
Balance, September 29, 2018	51,625	$516	$530,480	$194,376	$(24,033)	$701,339
Employee stock purchase plan	22	—	1,474	—	—	1,474
Exercise of stock options	66	1	2,320	—	—	2,321
Shares repurchased	(771)	(7)	(7,924)	(72,069)	—	(80,000)
Issuance of restricted stock, net of cancellations	51	—	(1)	—	—	(1)
Share-based compensation expense	—	—	4,782	—	—	4,782
Net income	—	—	—	18,277	—	18,277
Other comprehensive loss	—	—	—	—	(5,063)	(5,063)
Balance, December 29, 2018	50,993	$510	$531,131	$140,584	$(29,096)	$643,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net income	$58,902	$34,184
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	81,524	79,637
Impairment of assets	50,597	21,170
Share-based compensation expense	15,055	12,743
Deferred tax benefit	(4,747)	12,330
Provision for losses on accounts receivable and inventory	(2,246)	3,220
Gain on sale of assets	(8,083)	—
Other non-cash operating activities	1,945	1,038
Change in operating assets and liabilities:
Change in accounts receivable	13,807	(19,752)
Change in inventories	(68,251)	(11,624)
Change in other assets and other liabilities	(9,102)	(231)
Change in accounts payable and accrued expenses	(17,590)	5,928
Net cash provided by operating activities	111,811	138,643
Cash Flows from Investing Activities:
Capital expenditures	(38,112)	(105,245)
Proceeds from divestiture	9,808	—
Proceeds from sale of property, plant and equipment	16,263	2,314
Net cash used in investing activities	(12,041)	(102,931)
Cash Flows from Financing Activities:
Net increase in short-term loans	30,000	—
Term loan borrowings	—	347,780
Repayment of term loan borrowings	(8,750)	(258,103)
Share repurchases	(175,000)	(160,000)
Proceeds from employee stock purchase plan	3,368	3,254
Proceeds from exercise of stock options	7,712	9,446
Other	90	—
Net cash used in financing activities	(142,580)	(57,623)
Effect of exchange rates on cash and cash equivalents	(124)	(3,387)
Net Change in Cash and Cash Equivalents	(42,934)	(25,298)
Cash and Cash Equivalents at Beginning of Period	169,351	180,169
Cash and Cash Equivalents at End of Period	$126,417	$154,871
Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,739	$9,492
Income taxes paid	$9,888	$6,233
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$10,705	$12,100
Right-of-use assets and lease incentive acquired	$41,826	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Certain immaterial reclassifications have been made to prior years' amounts to conform to the current year's presentation. Operating results for the nine months ended December 28, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2020 or any other interim period. The Company has assessed its ability to continue as a going concern. As of December 28, 2019, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 30, 2019.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required for the three and nine months ended December 28, 2019 and are disclosed in Note 17, Subsequent Event.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and nine months ended December 28, 2019, the Company incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $6.8 million.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three and nine months ended December 28, 2019, the Company incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program. During the three and nine months ended December 29, 2018, the Company incurred $1.9 million and $7.3 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $57.0 million.

The following table summarizes the activity for restructuring reserves for the nine months ended December 28, 2019, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 Program and Prior Programs
Balance at March 30, 2019	$—	$7,479
Costs incurred, net of reversals	1,409	1,520
Payments	(966)	(6,440)
Non-cash adjustments	—	(147)
Balance at December 28, 2019	$443	$2,412

As of December 28, 2019, the Company had a restructuring liability of $2.9 million, of which $2.4 million is payable within the next twelve months.

The following presents the restructuring costs by line item within our accompanying condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of goods sold	$2	$—	$444	$—
Research and development	139	56	708	112
Selling, general and administrative expenses	476	(750)	1,777	(1,131)
	$617	$(694)	$2,929	$(1,019)

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

The tables below present restructuring and turnaround costs by the Company's three reportable segments as well as the Company's other corporate restructuring and turnaround costs:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Plasma	$4	$47	$552	$(36)
Blood Center	18	6	154	51
Hospital	58	132	295	(91)
Corporate	537	(879)	1,928	(943)
Total	$617	$(694)	$2,929	$(1,019)

Turnaround costs	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Plasma	$108	$80	$187	$123
Blood Center	293	182	293	182
Hospital	—	(68)	—	(207)
Corporate	6,780	2,254	10,173	8,142
Total	$7,181	$2,448	$10,653	$8,240

Total restructuring and turnaround costs	$7,798	$1,754	$13,582	$7,221

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
For the three and nine months ended December 28, 2019, the Company reported an income tax provision of $7.9 million and $6.3 million, respectively, representing an effective tax rate of 21.0% and 9.6%, respectively. The effective tax rate for the three and nine months ended December 28, 2019 includes discrete tax benefits recognized from excess stock compensation deductions of $3.1 million and $12.4 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union liquid solutions operation in the first quarter of fiscal 2020. Refer to Note 4, Divestiture, for additional details related to the divestiture of the Union liquid solutions operation.
For the three and nine months ended December 29, 2018, the Company reported an income tax provision of $7.2 million and $17.6 million, representing an effective tax rate of 28.2% and 34.0%, respectively. The tax rate for the three and nine months ended December 29, 2018 includes a discrete stock compensation windfall benefit of $1.8 million and $5.8 million, respectively. The effective tax rate for the nine months ended December 29, 2018 was higher than the U.S. statutory tax rate primarily due to an asset impairment of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against its deferred tax assets in the impacted jurisdiction.
6. EARNINGS PER SHARE (“EPS”)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Basic EPS
Net income	$29,895	$18,277	$58,902	$34,184
Weighted average shares	50,630	51,401	50,810	51,708
Basic income per share	$0.59	$0.36	$1.16	$0.66
Diluted EPS
Net income	$29,895	$18,277	$58,902	$34,184
Basic weighted average shares	50,630	51,401	50,810	51,708
Net effect of common stock equivalents	1,008	1,421	1,185	1,476
Diluted weighted average shares	51,638	52,822	51,995	53,184
Diluted income per share	$0.58	$0.35	$1.13	$0.64

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For both the three and nine months ended December 28, 2019, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million anti-dilutive shares. For the three and nine months ended December 29, 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million and 0.1 million anti-dilutive shares, respectively.

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

In October 2019, the Company completed an additional $50.0 million repurchase of its common stock pursuant to an ASR entered into with Morgan Stanley & Co. LLC ("Morgan Stanley") in September 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

In December 2019, the Company entered into an ASR with Bank of America, N.A. ("Bank of America") to repurchase $50.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in December 2019, the Company paid Bank of America $50.0 million in cash and received an initial delivery of 0.3 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on December 11, 2019 of $117.55. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On January 23, 2020, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $114.73.

As of December 28, 2019, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325 million.

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

As of December 28, 2019, the Company had $22.1 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 56% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of December 28, 2019 and March 30, 2019, the Company had contract assets of $8.0 million and $5.6 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the condensed consolidated balance sheets.

As of December 28, 2019 and March 30, 2019, the Company had contract liabilities of $17.4 million and $20.3 million, respectively. During the three and nine months ended December 28, 2019, the Company recognized $3.1 million and $16.5 million, respectively, of revenue that was included in the above March 30, 2019 contract liability balance. Contract liabilities are classified as other liabilities and other long-term liabilities on the condensed consolidated balance sheets.

8. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 28, 2019	March 30, 2019
Raw materials	$73,834	$69,420
Work-in-process	11,628	12,610
Finished goods	168,705	112,307
Total inventories	$254,167	$194,337

9. PROPERTY, PLANT AND EQUIPMENT

In December 2018, the Company entered into a lease for office space in Boston, MA to serve as its new corporate headquarters and replace its prior corporate headquarters located in Braintree, MA. As a result of this lease agreement, the Company received a lease incentive in the form of property, plant and equipment totaling $5.6 million which was recorded upon commencement of the lease term in October 2019. Refer to Note 11, Leases, for additional information regarding this lease.

During the second quarter of fiscal 2020, the Company sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allowed the Company to leaseback the facility on a rent-free basis through December 31, 2019 until the completion of its relocation to Boston, MA, which occurred during the third quarter of fiscal 2020. As a result of this transaction, the Company received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million.

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

The following represents our goodwill balance by new global reportable segment. The prior period information has been restated to conform to the current presentation:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2019	$28,828	$37,319	$144,672	$210,819
Currency translation	—	50	193	243
Carrying amount as of December 28, 2019	$28,828	$37,369	$144,865	$211,062

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

During the third quarter of fiscal 2020, the Company entered into a lease for office space in Boston, MA to serve as its new corporate headquarters and completed the relocation to this new office from its previous corporate headquarters located in Braintree, MA. The lease term associated with the new corporate headquarters extends through June 30, 2032 and includes two five year renewal options. During the third quarter of fiscal 2020, the Company recorded a right-of-use asset of $36.2 million and corresponding liabilities of $41.8 million upon commencement of the lease term in October 2019. In addition, the Company recorded $5.6 million of property, plant and equipment as a result of a lease incentive received associated with this lease agreement.

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	December 28, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$54,158
Liabilities
Operating lease liabilities in Other current liabilities	$5,947
Operating lease liabilities in Other long-term liabilities	$54,446

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

December 28, 2019
Weighted average remaining lease term	10.1 Years
Weighted average discount rate	4.00%

During the three and nine months ended December 28, 2019 the Company's operating lease cost was $3.8 million and $8.4 million, respectively.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	Three Months Ended December 28, 2019	Nine Months Ended December 28, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$1,326	$5,160

The following table presents the maturities of our operating lease liabilities as of December 28, 2019:

Fiscal Year (In thousands)	Operating Leases
2020 (excluding the first nine months of 2020)	$1,528
2021	9,484
2022	8,322
2023	7,422
2024	5,678
Thereafter	40,962
Total future minimum operating lease payments	73,396
Less: imputed interest	(13,003)
Present value of operating lease liabilities	$60,393

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

12. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At December 28, 2019, $328.1 million was outstanding under the Term Loan with an effective interest rate of 3.0% and $45.0 million was outstanding on the Revolving Credit Facility. The Company also has $25.4 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 28, 2019.

The Company has required scheduled principal payments of $4.4 million during the remainder of fiscal 2020, $21.9 million during fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million thereafter.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of December 28, 2019.

13. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 28, 2019, 35.4% and 35.3%, respectively, of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of December 28, 2019 and March 30, 2019 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $23.1 million as of December 28, 2019 and $81.5 million as of March 30, 2019. At December 28, 2019, a gain of $1.2 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 28, 2019 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $87.4 million as of December 28, 2019 and $37.4 million as of March 30, 2019.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $328.1 million of indebtedness. For the nine months ended December 28, 2019, a loss of $4.5 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income and comprehensive income for the nine months ended December 28, 2019:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$1,224	$401	Net revenues, COGS and SG&A	$481	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(244)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(4,506)	$(828)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 28, 2019 or March 30, 2019. As of December 28, 2019, no deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 28, 2019, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its condensed consolidated balance sheets as of December 28, 2019 and March 30, 2019:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		December 28, 2019	March 30, 2019
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$487	$1,208
Non-designated foreign currency hedge contracts	Other current assets	155	69
		$642	$1,277
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$11	$145
Non-designated foreign currency hedge contracts	Other current liabilities	481	—
Designated interest rate swaps	Other current liabilities	8,476	5,203
		$8,968	$5,348

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 28, 2019 and March 30, 2019.

	As of December 28, 2019
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$30,281	$—	$30,281
Designated foreign currency hedge contracts	—	487	487
Non-designated foreign currency hedge contracts	—	155	155
	$30,281	$642	$30,923
Liabilities
Designated foreign currency hedge contracts	$—	$11	$11
Non-designated foreign currency hedge contracts	—	481	481
Designated interest rate swaps	—	8,476	8,476
	$—	$8,968	$8,968

	As of March 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds	$36,980	$—	$36,980
Designated foreign currency hedge contracts	—	1,208	1,208
Non-designated foreign currency hedge contracts	—	69	69
	$36,980	$1,277	$38,257
Liabilities
Designated foreign currency hedge contracts	$—	$145	$145
Designated interest rate swaps	—	5,203	5,203
	$—	$5,348	$5,348

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

Litigation and Related Matters

Product Recall

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of December 28, 2019, the Company has recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. Substantially all outstanding claims have been paid as of December 28, 2019.
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

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net revenues
Plasma	$120,997	$112,738	$348,141	$318,878
Blood Center	85,314	84,775	246,977	248,106
Hospital	50,753	47,410	147,602	140,686
Net revenues by business unit	257,064	244,923	742,720	707,670
Service (1)	5,197	4,875	15,339	13,937
Effect of exchange rates	(3,291)	(2,442)	(8,072)	(3,323)
Net revenues	$258,970	$247,356	$749,987	$718,284
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Segment operating income
Plasma	$59,343	$47,133	$169,844	$133,661
Blood Center	42,197	41,478	121,124	121,005
Hospital	20,593	18,163	60,360	56,006
Segment operating income	122,133	106,774	351,328	310,672
Corporate expenses (1)	(63,080)	(66,229)	(188,363)	(196,178)
Effect of exchange rates	2,521	2,133	7,791	7,782
Impairment of assets and other related charges	—	—	(51,220)	(21,170)
Deal amortization	(5,772)	(6,131)	(17,681)	(18,667)
PCS2 accelerated depreciation and related costs	(6,649)	(4,822)	(18,708)	(13,203)
Gain on sale of assets	—	—	8,083	—
Restructuring and turnaround costs	(7,798)	(1,791)	(13,582)	(7,258)
European Medical Device Regulation costs	(448)	—	(1,005)	—
Legal Charges	—	(1,614)	701	(2,289)
Operating income	$40,907	$28,320	$77,344	$59,689
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

Net revenues by product line are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Plasma products and services	$141,231	$131,823	$406,825	$373,078
Blood Center products and services	66,126	67,155	191,648	199,881
Hospital products and services	51,613	48,378	151,514	145,325
Net revenues	$258,970	$247,356	$749,987	$718,284
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
United States	$167,238	$157,457	$485,493	$452,523
Japan	19,268	17,734	55,111	52,295
Europe	40,984	40,977	115,811	119,075
Asia	29,436	29,166	88,269	89,136
Other	2,044	2,022	5,303	5,255
Net revenues	$258,970	$247,356	$749,987	$718,284

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
Other comprehensive loss before reclassifications(1)	(470)	—	(3,282)	(3,752)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	427	427
Net current period other comprehensive loss	(470)	—	(2,855)	(3,325)
Balance as of December 28, 2019	$(25,983)	$(527)	$(7,195)	$(33,705)

(1) Presented net of income taxes, the amounts of which are insignificant.

17. SUBSEQUENT EVENT

On January 13, 2020, the Company purchased the technology underlying the TEG® 6s Hemostasis Analyzer System from Cora Healthcare, Inc. and CoraMed Technologies, LLC (the "Cora Parties"). In connection with this transaction, the Company acquired ownership of intellectual property previously licensed from the Cora Parties on an exclusive basis in the field of hospitals and hospital laboratories. This acquisition will allow the Company to pursue site of care opportunities beyond the hospital setting. The intangible asset acquired as a result of this transaction will be recorded during the fourth quarter of fiscal 2020 in the Company's Hospital business unit.

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

Recent Developments

Acquisition

On January 13, 2020, we purchased the technology underlying the TEG® 6s Hemostasis Analyzer System from Cora Healthcare, Inc. and CoraMed Technologies, LLC (the "Cora Parties"). In connection with this transaction, we acquired ownership of intellectual property previously licensed from the Cora Parties on an exclusive basis in the field of hospitals and hospital laboratories. This acquisition will allow us to pursue site of care opportunities beyond the hospital setting.

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

In October 2019, the Company completed an additional $50.0 million repurchase of its common stock pursuant to an ASR entered into with Morgan Stanley & Co. LLC ("Morgan Stanley") in September 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

In December 2019, the Company entered into an ASR with Bank of America, N.A. ("Bank of America") to repurchase $50.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in December 2019, the Company paid Bank of America $50.0 million in cash and received an initial delivery of 0.3 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on December 11, 2019 of $117.55. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On January 23, 2020, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $114.73.

As of December 28, 2019, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325 million.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During the three and nine months ended December 28, 2019, we incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program.

Relocation of Corporate Headquarters

In December 2018, we entered into a lease for office space in Boston, MA to serve as our new corporate headquarters and replace our prior corporate headquarters located in Braintree, MA. During the second quarter of fiscal 2020, we sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allowed the Company to leaseback that facility on a rent-free basis through December 31, 2019 until the completion of its relocation to Boston, MA, which occurred during the third quarter of fiscal 2020. As a result of this transaction, we received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million.

Change in Reportable Segments

Effective March 31, 2019, we completed the transition of our operating structure to three global business units - Plasma, Blood Center and Hospital - and accordingly reorganized our operating and reporting structure to align with our three global business units. This new segment structure has been realigned in accordance with the respective markets to accurately reflect the ongoing performance of each business and excludes service. The discussion of our results of operations that follows has been revised to reflect our new reportable segments.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)
Net revenues	$258,970	$247,356	4.7%	$749,987	$718,284	4.4%
Gross profit	$128,050	$111,175	15.2%	$370,956	$306,326	21.1%
% of net revenues	49.4%	44.9%		49.5%	42.6%
Operating expenses	$87,143	$82,855	5.2%	$293,612	$246,637	19.0%
Operating income	$40,907	$28,320	44.4%	$77,344	$59,689	29.6%
% of net revenues	15.8%	11.4%		10.3%	8.3%
Interest and other expense, net	$(3,078)	$(2,858)	7.7%	$(12,152)	$(7,875)	54.3%
Income before provision for income taxes	$37,829	$25,462	48.6%	$65,192	$51,814	25.8%
Provision for income taxes	$7,934	$7,185	10.4%	$6,290	$17,630	(64.3)%
% of pre-tax income	21.0%	28.2%		9.6%	34.0%
Net income	$29,895	$18,277	63.6%	$58,902	$34,184	72.3%
% of net revenues	11.5%	7.4%		7.9%	4.8%
Net income per share - basic	$0.59	$0.36	63.9%	$1.16	$0.66	75.8%
Net income per share - diluted	$0.58	$0.35	65.7%	$1.13	$0.64	76.6%

Net revenues increased 4.7% and 4.4% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, net revenues increased 5.0% and 5.1% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Revenue increases in Plasma and Hospital primarily drove the overall increase in revenue during the three and nine months ended December 28, 2019.

Operating income increased for the three and nine months ended December 28, 2019, as compared with the same periods of fiscal 2019, primarily due to favorable pricing, product mix and incremental savings from both the 2020 Program and the Complexity Reduction Initiative (the "2018 Program"). The gain recognized on the sale of real estate and other assets associated with the Braintree corporate headquarters also contributed to the increase during the nine months ended December 28, 2019. Impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL partially offset increases in operating income during the nine months ended December 28, 2019.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 28, 2019	December 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
United States	$167,238	$157,457	6.2%	—%	6.2%
International	91,732	89,899	2.0%	(0.9)%	2.9%
Net revenues	$258,970	$247,356	4.7%	(0.3)%	5.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
United States	$485,493	$452,523	7.3%	—%	7.3%
International	264,494	265,761	(0.5)%	(2.5)%	2.0%
Net revenues	$749,987	$718,284	4.4%	(0.7)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S., Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 35.4% and 35.3% of total net revenues for the three and nine months ended December 28, 2019, respectively, as compared with 36.3% and 37.0% for the three and nine months ended December 29, 2018, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 28, 2019	December 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$120,420	$112,659	6.9%	(0.4)%	7.3%
Blood Center	83,411	82,846	0.7%	0.1%	0.6%
Hospital (2)	50,266	47,233	6.4%	(0.7)%	7.1%
Service	4,873	4,618	5.5%	(1.1)%	6.6%
Net revenues	$258,970	$247,356	4.7%	(0.3)%	5.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $24.7 million and $20.8 million for the three months ended December 28, 2019 and December 29, 2018, respectively. Hemostasis Management revenue increased 18.6% in the third quarter of fiscal 2020 as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 19.8% in the third quarter of fiscal 2020 as compared with the same period of fiscal 2019.

	Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$346,767	$318,824	8.8%	(0.4)%	9.2%
Blood Center	241,196	243,938	(1.1)%	(0.6)%	(0.5)%
Hospital (2)	147,665	142,195	3.8%	(1.1)%	4.9%
Service	14,359	13,327	7.7%	(2.4)%	10.1%
Net revenues	$749,987	$718,284	4.4%	(0.7)%	5.1%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $73.9 million and $64.0 million for the nine months ended December 28, 2019 and December 29, 2018, respectively. Hemostasis Management revenue increased 15.4% in the first nine months of fiscal 2020 as compared with the same period of fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 17.2% in the first nine months of fiscal 2020 as compared with the same period of fiscal 2019.

Plasma

Plasma revenue increased 6.9% and 8.8% during the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Plasma revenue increased 7.3% and 9.2% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the United States during the three and nine months ended December 28, 2019. Favorable NexSys PCS pricing and increases in sales of software, partially offset by declines in plasma liquid solutions, also contributed to the overall increase during the three and nine months ended December 28, 2019.

On May 21, 2019, we transferred to CSL substantially all of the tangible assets held by Haemonetics relating to the manufacture of anti-coagulant and saline at our Union, South Carolina facility. We will continue to supply liquid solutions to our customers on an as needed basis using contract manufacturers, however, we expect declines in our plasma liquids revenue beginning in the fourth quarter of fiscal 2020 as we continue to exit this business.

Blood Center

Blood Center revenue increased 0.7% and decreased 1.1% during the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Blood Center revenue increased 0.6% and decreased 0.5% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase during the three months ended December 28, 2019 was primarily driven by increased sales of apheresis products, partially offset by declines in software revenue and whole blood disposables. The decrease during the nine months ended December 28, 2019 was primarily driven by declines in whole blood disposables and software revenue, partially offset by increases in apheresis products. The favorable impact of the apheresis business during the three and nine months ended December 28, 2019 was primarily driven by order timing, the benefit of which is expected to reverse in the fourth quarter and to be further compounded by additional declines as certain customers convert to alternative sources of supply. The expected impact of the loss of this apheresis business is an incremental revenue decline of approximately $2 million dollars in the fourth quarter of fiscal 2020 as compared with the fourth quarter of the prior year and $17 million in fiscal 2021 as compared with fiscal 2020.

Hospital

Hospital revenue increased 6.4% and 3.8% during the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, Hospital revenue increased 7.1% and 4.9% during the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase for both the three and nine months ended December 28, 2019 was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the United States. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The increase during the three and nine months ended December 28, 2019 was partially offset by declines due to the discontinuance of sales of our OrthoPAT products effective March 31, 2019.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)
Gross profit	$128,050	$111,175	15.2%	$370,956	$306,326	21.1%
% of net revenues	49.4%	44.9%		49.5%	42.6%

Gross profit increased 15.2% and 21.1% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, gross profit increased 15.4% and 22.3% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase in gross profit margin during the three and nine months ended December 28, 2019 was primarily due to favorable pricing driven by the annualization of NexSys PCS device conversions, mix and incremental savings from the 2020 Program. The absence of impairment charges that were incurred in the prior year period also contributed to the increase during the nine months ended December 28, 2019.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)	December 28, 2019	December 29, 2018	% Increase/ (Decrease)
Research and development	$7,000	$8,978	(22.0)%	$21,909	$26,967	(18.8)%
% of net revenues	2.7%	3.6%		2.9%	3.8%
Selling, general and administrative	$78,267	$73,877	5.9%	$221,106	$219,670	0.7%
% of net revenues	30.2%	29.9%		29.5%	30.6%
Impairment of assets	$1,876	$—	100.0%	$50,597	$—	100.0%
% of net revenues	0.7%	—%		6.7%	—%
Total operating expenses	$87,143	$82,855	5.2%	$293,612	$246,637	19.0%
% of net revenues	33.6%	33.5%		39.1%	34.3%

Research and Development

Research and development expenses decreased 22.0% and 18.8% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, research and development expenses decreased 22.0% and 18.7% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. The decrease during the three and nine months ended December 28, 2019 was primarily driven by investments made in clinical programs in the prior year period in order to support FDA clearance for the use of TEG 6s in adult trauma settings, which was received in May 2019.

Selling, General and Administrative

Selling, general and administrative expenses increased 5.9% and 0.7% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. Without the effect of foreign exchange, selling, general, and administrative expenses increased 6.5% and 1.5% for the three and nine months ended December 28, 2019, respectively, as compared with the same periods of fiscal 2019. The increase during the three and nine months ended December 28, 2019 was primarily due to an increase in restructuring and turnaround costs, an increase in investments and increases in both share-based compensation and variable compensation expense. These increases were partially offset by incremental savings from both the 2020 Program and the 2018 Program in the current year periods. Additionally, the gain recognized on the sale of assets associated with the Braintree corporate headquarters contributed to the partial offset during the nine months ended December 28, 2019.

Impairment of assets

We recognized impairment charges of $1.9 million and $50.6 million for the three and nine months ended December 28, 2019, respectively. The impairment charges during the nine months ended December 28, 2019 were primarily due to the transfer to CSL of substantially all of our tangible assets related to the manufacture of anti-coagulant and saline at our Union, South Carolina facility to CSL. Refer to Note 4, Divestiture, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to this agreement. During the three months ended December 28, 2019 we recorded other asset impairments totaling $1.9 million.

Interest and Other Expense, Net

Interest expense from our $350.0 million term loan and $350.0 million revolving loan entered into on June 15, 2018, which constitutes the majority of expense, decreased by $0.3 million during the three months ended December 29, 2019 due to higher term loan borrowings in the prior year period, partially offset by a decrease in the effective interest rate. Interest expense increased by $1.4 million during the nine months ended December 28, 2019 due to an increase in the revolving credit facility balance, partially offset by the decrease in the effective interest rate. The effective interest rate on total debt outstanding as of December 28, 2019 was 3.0%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.
For the three and nine months ended December 28, 2019, we reported an income tax provision of $7.9 million and $6.3 million, respectively, representing an effective tax rate of 21.0% and 9.6%, respectively. The effective tax rate for the three and nine months ended December 28, 2019 includes discrete tax benefits recognized from excess stock compensation deductions of $3.1 million and $12.4 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union liquid solutions operation in the first quarter of fiscal 2020. Refer to Note 4, Divestiture, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to this divestiture.
For the three and nine months ended December 29, 2018, we reported an income tax provision of $7.2 million and $17.6 million, representing an effective tax rate of 28.2% and 34.0%, respectively. The tax rate for the three and nine months ended December 29, 2018 includes a discrete stock compensation windfall benefit of $1.8 million and $5.8 million, respectively. The effective tax rate for the nine months ended December 29, 2018 was higher than the U.S. statutory tax rate primarily due to an asset impairment of $21.2 million recorded in pretax income for which no tax benefit was recognized as a result of the valuation allowance maintained against its deferred tax assets in the impacted jurisdiction.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 28, 2019	March 30, 2019
Cash & cash equivalents	$126,417	$169,351
Working capital	$325,883	$340,362
Current ratio	2.3	2.4
Net debt(1)	$(245,287)	$(180,769)
Days sales outstanding (DSO)	59	67
Inventory turnover	1.9	2.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and nine months ended December 28, 2019, the Company incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program.

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

As of December 28, 2019, we had $126.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan. Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At December 28, 2019, $328.1 million was outstanding under the Term Loan with an effective interest rate of 3.0% and $45.0 million was outstanding on the Revolving Credit Facility. We also had $25.4 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of December 28, 2019.

We have scheduled principal payments of $4.4 million required during the remainder of fiscal 2020. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 28, 2019.

Cash Flows

	Nine Months Ended
(In thousands)	December 28, 2019	December 29, 2018	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$111,811	$138,643	$(26,832)
Investing activities	(12,041)	(102,931)	90,890
Financing activities	(142,580)	(57,623)	(84,957)
Effect of exchange rate changes on cash and cash equivalents(1)	(124)	(3,387)	3,263
Net change in cash and cash equivalents	$(42,934)	$(25,298)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $26.8 million during the nine months ended December 28, 2019, as compared with the nine months ended December 29, 2018. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase in inventory build to support the launch of the NexSys PCS devices, a decrease in accounts payable and accrued payroll and the impact of net income, as adjusted for depreciation, amortization and other non-cash charges. The working capital outflow was partially offset by a decrease in accounts receivable due to the timing of collections.

Net cash used in investing activities decreased by $90.9 million during the nine months ended December 28, 2019, as compared with the nine months ended December 29, 2018. The decrease in cash used in investing activities was primarily the result of a decrease in capital expenditures in the current year period due to spend related to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business in the prior year period. Proceeds received related to the divestiture of our plasma liquid solutions operations and sale of real estate and other assets associated with the Braintree corporate headquarters in the current period also contributed to the decrease in cash used in investing activities during the nine months ended December 28, 2019.

Net cash used in financing activities increased by $85.0 million during the nine months ended December 28, 2019, as compared with the nine months ended December 29, 2018, primarily due to lower borrowings, net of payments, on our Credit Facilities and by increased share repurchases in the current period.

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

Foreign Exchange

During the three and nine months ended December 28, 2019, 35.4% and 35.3%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Standards to be Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASC Update No. 2016-13 is intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. ASC Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, and is applicable to us in fiscal 2021. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740). The new guidance will improve consistent application of and simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. ASC Update No. 2019-12 is effective for annual periods beginning after December 15, 2020, and is applicable to us in fiscal 2022. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $9.7 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $10.8 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of December 28, 2019 was $328.1 million with an interest rate of 3.0% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $1.0 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 28, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2019.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 842, effective March 31, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting during the three and nine months ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

Item 2. Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the third quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
September 29, 2019 - October 26, 2019	70,720	(2)	70,720
October 27, 2019 - November 23, 2019
November 24, 2019 - December 28, 2019	340,425	(3)	340,425
Total	411,145			$325,000,000

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

(2) In October 2019, the Company completed a $50.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Morgan Stanley & Co. LLC ("Morgan Stanley") in September 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37.

(3) In December 2019, the Company entered into an ASR with Bank of America, N.A. ("Bank of America") to repurchase $50.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in December 2019, the Company paid Bank of America $50.0 million in cash and received an initial delivery of 0.3 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on December 11, 2019 of $117.55. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. On January 23, 2020, the ASR was completed and an additional 0.1 million shares were delivered upon settlement. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $114.73.

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

101**
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 28, 2019, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

HAEMONETICS CORPORATION
February 4, 2020	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 4, 2020	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)