Form 10-K
period 2020-03-28
HAEMONETICS CORP
filed 2020-05-20
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts		04-2882273
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
125 Summer Street,		02110
Boston,	Massachusetts	(Zip Code)
(Address of principal executive offices)
(781)	848-7100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $.01 par value per share	HAE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☑     No ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.   Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $6,235,150,197 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 18, 2020 was 50,386,681.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on July 21, 2020 are incorporated by reference in Part III of this report.

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

Haemonetics develops and markets a wide range of devices and solutions to serve our customers. Our Plasma business unit provides plasma collection devices and disposables and plasma donor management software that enable the collection of plasma used by biopharmaceutical companies to make life saving pharmaceuticals. Our Blood Center business unit offers blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software that make blood donation more efficient and track life giving blood components. Our Hospital Business unit, which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring the coagulation of blood that enable healthcare providers to better manage their patients’ bleeding risk, as well as surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software that facilitate blood transfusions and cell processing.

Market and Products

Product Lines

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including by reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts. Financial information concerning these segments is provided in Note 18 to our audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

The following describes our principal products in each of our segments.

•	Plasma

Our Plasma business offers automated plasma collection and donor management software systems that improve the plasma centers’ yield, efficiency, quality, safety and overall plasma donor experience. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.
Plasma Collection Market for Fractionation — Human plasma is collected for two purposes. First, it is used for transfusions in patients, such as trauma victims who need to compensate for extreme blood loss, and second, it is processed into pharmaceuticals that aid in the treatment of immune diseases and coagulation disorders.

Plasma for transfusion is almost exclusively collected by blood centers as part of their broader mission to supply blood components. Plasma that is fractionated and manufactured into pharmaceuticals - frequently referred to as "source plasma" - is mainly collected by vertically integrated biopharmaceutical companies who operate their own collection centers and recruit donors specifically for source plasma donation. The markets for transfusion plasma and source plasma have different participants, product requirements and growth profiles. We serve the market for transfusion plasma through our Blood Center products.

One of the distinguishing features of the source plasma market is the method of collection. There are three primary ways to collect plasma. The first is to collect it from whole blood donations. When whole blood is processed, plasma can be separated at the same time as red cells and platelets and stored for future use. The second is as part of an apheresis procedure that also collects another blood component. These two methods are mainly used by blood centers to collect plasma for transfusions. The third method is a dedicated apheresis procedure that only collects plasma and returns the other blood components to the donor. This third method is mainly used for source plasma collection.

Our Plasma business unit focuses on the collection of source plasma by pharmaceutical manufacturers using apheresis devices that collect plasma and software solutions that support the efficient operation of dedicated source plasma collection centers. Our Blood Center business unit supports the collection of plasma for blood collectors, such as the American Red Cross, using both whole blood and multi-component apheresis collection devices and software solutions that support efficient operation of these types of centers.

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

Demand for source plasma has continued to grow as an expanding end user market for plasma-derived biopharmaceuticals. In particular, therapies that require a significant quantity of plasma to create has fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. The U.S. has regulations that are significantly more favorable relative to other markets for plasma collectors. The frequency with which a donor may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all optimal in the U.S., leading to approximately 80% of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought changes to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation and remuneration but achievements have been limited and no changes are foreseen in the prevalence of U.S. collections.
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

Today, the vast majority of plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® and PCS2® plasmapheresis equipment, related disposables and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure quality and compliance business process support, react quickly to business changes and implement opportunities to reduce costs.

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

We have entered into long-term commercial contracts and are continuing the rollout and support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.

Our Plasma business unit represented 46.4%, 44.1% and 40.2% of our total revenue in fiscal 2020, 2019 and 2018, respectively.

•	Blood Center
Our Blood Center business offers a range of solutions that improve donor collection centers' ability to acquire blood, filter blood and separate blood components. We continue to look for solutions to improve donor safety and control costs through the existing product portfolio. Our products and technologies help donor collection centers optimize blood collection capabilities and donor processing management.
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
While overall we expect total demand for blood to remain stable to slightly declining, demand in individual markets can vary greatly. The development in mature markets of more minimally invasive procedures with lower associated blood loss, as well as hospitals' improved blood management techniques and protocols have more than offset the increasing demand for blood from aging populations. Emerging markets are seeing demand growth with expanded healthcare coverage and greater access to more advanced medical treatments.
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

•
Our SafeTrace® and El-Dorado Donor® donation and blood unit management systems span blood center operations and automate and track operations from the recruitment of the blood donor to the disposition of the blood product.

•	Our Hemasphere® software solution provides support for more efficient blood drive planning and Donor Doc® and e-Donor® software help to improve donor recruitment and retention.
Our Blood Center business unit represented 32.1%, 34.1% and 37.8% of our total revenue in fiscal 2020, 2019 and 2018, respectively.

•	Hospital
Hospitals are called upon to provide the highest standard of patient care while at the same time reduce operating costs. Haemonetics' Hospital business has three product lines - Hemostasis Management, Cell Salvage and Transfusion Management - that help decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

Hemostasis Management
Hemostasis Management Market — Hemostasis refers to a patient's ability to form and maintain blood clots. The clinical management of hemostasis requires that physicians have the most complete information to make decisions on how to best maintain a patient’s coagulation equilibrium between hemorrhage (bleeding) and thrombosis (clotting). Hemostasis is a critical challenge in various medical procedures, including cardiovascular surgery, organ transplantation, trauma, post-partum hemorrhage and percutaneous coronary intervention. By understanding a patient’s hemostasis status, clinicians can better plan for the patient’s care pathway. For example, they may decide whether to start or discontinue the use of certain drugs or determine the need for a transfusion and which specific blood components would be most effective in minimizing blood loss and reducing clotting risk. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary blood product transfusions, reduced adverse transfusion reactions and shorter intensive care unit and hospital stays.
Hemostasis Management Products — Our portfolio of hemostasis diagnostic systems enables clinicians to assess holistically the coagulation status of a patient at the point-of-care or laboratory setting. We have three device platforms that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG® 5000 hemostasis analyzer system, the TEG 6s hemostasis analyzer system, and the ClotPro® hemostasis analyzer system (acquired in April 2020).

Each hemostasis diagnostic system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG 5000 and TEG 6S analyzers throughout the hospital, providing clinicians remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. During fiscal 2020, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The ClotPro system received CE mark clearance in March 2019 and is currently available in select European and Asia Pacific markets.
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

Transfusion Management Products — Our Transfusion Management solutions are designed to help provide safety, traceability and compliance from the hospital blood bank to the patient bedside and enable consistent care across the hospital network. Our SafeTrace Tx® transfusion management software is considered the system of record for all hospital blood bank and transfusion service information. BloodTrack® blood management software is a modular suite of blood management and bedside transfusion solutions that combines software with hardware components and acts as an extension of the hospital’s blood bank information system. The software is designed to work with blood storage devices, including the BloodTrack HaemoBank®.
Our Hospital business unit represented 19.6%, 19.9% and 19.8% of our total revenue in fiscal 2020, 2019 and 2018, respectively.
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
In fiscal 2020, research and development resources were allocated to support innovation across our portfolio, including investments in clinical programs for our Hemostasis Management product line. A key element of our strategy in the U.S. for our Hemostasis Management product line has been to invest in clinical trials to support expanded FDA labeling including a trauma indication for our TEG 6s. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. In November 2019, we announced global commercial availability for the four-channel TEG 6s PlateletMapping® ADP & AA assay cartridge, which is used by clinicians to assess a patient’s bleeding and thrombotic risk due to inhibition of platelet function caused by anticoagulants such as aspirin.
In December 2019, we also announced the North America commercial availability for the next generation of SafeTrace Tx Transfusion Management Software. This software version features significant improvements to the user experience and workflow efficiency.
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
We hold numerous patents in the United States and have applied for numerous additional U.S. patents relating to our products and related technologies. We also own or have applied for corresponding patents in selected foreign countries. These patents cover certain elements of our products and processes, including protocols employed in our equipment and aspects of certain of our disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license to others. Certain patents may also be defensive in that they are directed to technologies not currently embodied in our current products. We also license patent rights from third parties that cover technologies that we use or plan to use in our business.
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
In the automated plasma collection market, we principally compete with Fresenius' Fenwal Aurora and Aurora Xi product lines on the basis of speed, plasma yield per donation, quality, reliability, ease of use, services and technical features of the collection systems and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including European and South American countries. In the field of plasma related software, MAK Systems is the primary competitor along with applications developed internally by our customers.

•	Blood Center
Most donations worldwide are traditional manual whole blood collections and approximately 30% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo.

Our MCS automated component blood collections, which represents approximately 65% of the Blood Center portfolio, not only compete against the traditional manual whole blood collection market (particularly in red cells) but also compete with products from Terumo and Fresenius. Technology is the key differentiator in automated component blood collections, as measured by the time to collect more than one unit of a specific targeted blood component. While not all donors are eligible to donate more than one unit, it continues to become more prevalent in markets with a significant number of eligible donors. Therefore, both Haemonetics and our competitors continue to experience downward pressure on collection through single platelet collection procedures.

In Blood Center software, MAK Technologies is a competitor along with systems developed internally by our customers. Our software portfolio is predominately a U.S. based business.

•	Hospital
Hemostasis Management

Our hemostasis analyzer systems are used primarily in surgical applications. Competition includes routine coagulation tests, such as prothrombin time, partial thromboplastin time and platelet count marketed by various manufacturers, such as Instrumentation Laboratory, Diagnostica Stago SAS and Sysmex. The TEG analyzer competes with these routine laboratory tests based on its ability to provide a more complete picture of a patient's hemostasis at a single point in time and to measure the clinically relevant platelet function for an individual patient.

In addition, TEG and ClotPro systems compete more directly with other advanced blood test systems, including ROTEM® analyzers, the VerifyNow® System and HemoSonics Quantra™. ROTEM and VerifyNow instruments are marketed by Instrumentation Laboratory, a subsidiary of Werfen. HemoSonics is owned and offered by Diagnostica Stago. There are also additional technologies being explored to assess viscoelasticity and other characteristics that can provide insights into the coagulation status of a patient.
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

Significant Customers
In fiscal 2020, 2019 and 2018, our ten largest customers accounted for approximately 54%, 52% and 45% of our net revenues, respectively. In fiscal 2020, 2019 and 2018, two of our Plasma customers, CSL Plasma Inc. ("CSL") and Grifols, each were greater than 10% of total net revenues and in total accounted for approximately 27%, 27% and 26% of our net revenues, respectively. Additionally, one of our customers accounted for greater than 10% of our Blood Center segment’s net revenues in fiscal 2020, 2019 and 2018.
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

Medical Device Regulation

Premarket Requirements - U.S.
Unless an exemption applies, all medical devices introduced to the U.S. market are required by the FDA, as a condition of marketing, to secure either clearance of a 510(k) pre-market notification, de novo authorization, or approval of premarket approval application, or PMA. The FDA classifies medical devices into one of three classes. Devices deemed to pose a low or moderate risk are placed in class I or II, which requires the manufacturer to submit to the FDA a 510(k) premarket notification requesting clearance for commercial distribution, unless the device type is exempt from this requirement. Devices deemed by the FDA to pose the greatest risk or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring submission and approval of a PMA or risk-based classification through the de novo process. The 510(k) clearance, de novo authorization, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.
To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs, or a device that has been the subject of a de novo authorization. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take longer, depending on the extent of the FDA's requests for additional information and the amount of time a sponsor takes to fulfill them. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval.
Another procedure for obtaining marketing authorization for a medical device is the de novo authorization process. The de novo process is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. Once a de novo application is reviewed and authorized by the FDA, it results in the device having a Class I or II status and future devices from the company or a competitor may use the device as a 510(k) predicate.
A PMA must be submitted if a device cannot be cleared through the 510(k) clearance process or authorized as a class II device through the de novo process. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) and de novo processes. To date, we have no PMA approved products and do not have any class III products on our product pipeline.
Postmarket Requirements - U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include, among others:

•
The FDA's Quality System Regulation, or QSR, which requires manufacturers, including third party device manufacturers, to follow quality assurance procedures during all aspects of the manufacturing process;

•	Labeling regulations including unique device identification;

•	Clearance of a 510(k) for certain product modifications;

•
Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	Medical device correction and removal (recall) reporting regulations

Additionally, we and the manufacturing facilities of our suppliers are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other applicable regulations described above. The FDA can issue warning letters or untitled letters, seek a court order detaining or seizing certain devices, seek an injunctions, suspend regulatory clearance or approvals, ban certain medical devices, order repair, replacement or refund of those devices and require notification of health professionals and others with regard to medical devices that present risks of substantial harm to the public health. The FDA may also initiate action for criminal prosecution of such violations.

Requirements Outside the U.S.
The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. These regulations will be significantly modified in the next couple of years. For example, in May 2017, the EU Medical Devices Regulation (Regulation 2017/745) was adopted. The EU Medical Devices Regulation, or EU MDR, repeals and replaces the EU Medical Devices Directive. The EU MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the European Economic Area for medical devices and ensure a high level of safety and health while supporting innovation. Manufacturers of currently approved medical devices will have until May 2021 to meet the requirements of the EU MDR, which reflects the EU’s decision in April 2020 to postpone the implementation date one year due to the impact of COVID-19. Once applicable, the new regulations will among other things:

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

The corresponding regulation for in vitro diagnostics, the EU In Vitro Diagnostic Devices Regulation (Regulation 2017/746), or EU IVDR, becomes applicable in May 2022. In the meantime, the current EU In Vitro Diagnostic Directive continues to apply.

Drug Regulation

Development and Approval
Under the Federal Food, Drug and Cosmetic Act, FDA approval of a new drug application, or NDA, is generally required before any new drug can be marketed in the U.S. Under the Public Health Service Act, or PHSA, FDA licensure of a biologics license application, or BLA, is required before a biologic can be marketed in the U.S. NDAs and BLAs require extensive studies and submission of a large amount of data by the applicant.
A generic version of an approved drug is approved by means of an abbreviated new drug application, or ANDA, by which the sponsor demonstrates that the proposed product is the same as the approved, brand-name drug, which is referred to as the “reference listed drug,” or RLD. Generally, an ANDA must contain data and information showing that the proposed generic product and RLD have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, are intended for the same uses and are bioequivalent. This more limited data set is in lieu of independently demonstrating the proposed product’s safety and effectiveness, which are inferred from the fact that the product is the same as the RLD, which the FDA previously found to be safe and effective.
We currently hold NDAs and ANDAs for liquid solutions (including anticoagulants, intravenous saline and a red blood cell storage solution), which we sell with our blood component and whole blood collection systems.

Post-Approval Regulation
After the FDA permits a drug to enter commercial distribution, numerous regulatory requirements continue to apply. These include the FDA's current Good Manufacturing Practices, which include a series of requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, and laboratory controls and records and reports. The FDA has also established labeling regulations, advertising and promotion requirements and restrictions; regulations regarding conducting recalls of product and requirements relating to the reporting of adverse events.
Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity, such as warning letters, and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug or biological products.
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

Conflict Minerals

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of "Conflict Minerals" mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold and their derivatives. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There may be material additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products as well as costs of possible changes to products processes, or sources of supply as a consequence of such verification activities.

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
Employees
As of March 28, 2020, we employed the full-time equivalent of 3,004 persons.
Availability of Reports and Other Information
All of our corporate governance materials, including the Principles of Corporate Governance, Code of Conduct and the charters of the Audit, Compensation, Governance and Compliance and Technology Committees are published on the Investor Relations section of our website at www.haemonetics.com. On this web site the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file documents electronically.

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impacts of the COVID-19 pandemic; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impact of planned acquisitions or dispositions; market position and expenditures.

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

•
The effect of the ongoing COVID-19 pandemic, or outbreaks of communicable diseases, on our business, financial conditions and results of operations, which may be heightened if the pandemic and various government responses to it continue for an extended period of time;

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

•	Our ability to develop new products or enhancements on commercially acceptable terms or at all;

•	Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Operational Excellence Program;

•
The potential that the expected strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the EU MDR and the associated timing and cost of product approval, and

•
Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

•	Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•	Our ability to retain and attract key personnel;

•	Costs and risks associated with product liability and other litigation claims;

•	Our ability to meet our existing debt obligations and raise additional capital when desire on terms reasonably acceptable to us;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses, and resulting margins;

•	The impact of changes in U.S. and international tax laws;

•	Market conditions impacting our stock price and/or share repurchase program, and the possibility that our share repurchase program may be delayed, suspended or discontinued; and

•	Our ability to protect intellectual property and the outcome of patent litigation.

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

The ongoing COVID-19 pandemic, or outbreaks of communicable diseases, could have a material adverse impact on our business, financial condition, cash flows and results of operations, which may be heightened if the pandemic and various government responses to it continue for an extended period of time.

The COVID-19 outbreak has significantly impacted economic activity and markets around the world. If the pandemic continues and conditions worsen, we could suffer a material adverse effect on our business, financial condition, cash flows and results of operations in numerous ways, including, but not limited to, those outlined below:

•
Product Demand. As a result of COVID-19, we have experienced in the fourth quarter of fiscal 2020, and expect to experience more significantly in fiscal 2021, decreased demand for our products and increased volatility in demand for our products. For example, lower collection volumes at source plasma collection centers due to COVID-19 factors, including stay-at-home and other government orders designed to slow the spread of COVID-19, donor safety concerns, and reduced donor collection capacity due to shutdowns and social distancing requirements, have adversely affected and likely will continue to adversely affect demand for our Plasma disposable products. Additionally, reductions in elective surgeries and trauma cases, restrictions on vendor access at customer sites and the reallocation of hospital resources to address critical intensive care needs during the COVID-19 pandemic have adversely affected and will likely continue to adversely affect demand for our Hospital products, particularly our Cell Saver and TEG devices. We also have experienced, and may continue to experience, in certain markets rapid and unpredictable changes in demand for some of our Blood Center disposable products as blood collectors seek to replenish their blood product inventories and safety stocks. Such changes could impact our ability to meet demand on a timely basis or could result in potential reductions in demand in future periods if the supply of blood held by our customers significantly exceeds the demand for blood from hospitals due to declines of elective surgeries and trauma cases. Finally, we may experience delays in our clinical trials as a result of COVID-19 that may result in delays for new or expanded authorizations for our products, which could adversely affect our development and commercialization plans for our products.

•
Manufacturing, Supply Chain and Distribution System Disruption. COVID-19 and its associated economic disruptions could have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking and financial difficulties experienced by our third-party manufacturers and suppliers. Although we have not experienced significant manufacturing or supply chain difficulties to date as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

•
Potential Liquidity and Credit Impacts. While we have significant sources of cash and liquidity and access to committed credit lines, we may be adversely impacted by delays in payments of outstanding receivables if our customers experience financial difficulties or are unable to borrow money to fund their operations, which may adversely impact their ability to pay for our products on a timely basis, if at all, which in turn would adversely affect our financial condition. Moreover, conditions in the financial and credit markets could increase the cost of and our accessibility to capital. If we need to access capital, there can be no assurance that financing may be available on attractive terms, if at all.

These and other impacts of COVID-19 may also have the effect of heightening many of the other risks described in the Risk Factors section of this Annual Report on Form 10-K. We believe the magnitude of the adverse impact of these factors on our business, financial condition, cash flows and results of operations will be primarily driven by: the severity and duration of the COVID-19 pandemic; the timing, scope and effectiveness of governmental responses to the COVID-19 pandemic and associated economic disruptions; general confidence about personal health and safety; and the COVID-19 pandemic’s impact on U.S. and international healthcare systems, the U.S. economy and the worldwide economy.

If our business strategy does not yield the expected results or we fail to implement the necessary changes to our operations, we could see material adverse effects on our business, financial condition or results of operations.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line and evaluating opportunities to exit unfavorable customer contracts.

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

In fiscal 2020, our two largest Plasma customers each accounted for more than 10% of our net revenues and our ten largest customers accounted for approximately 54% of our net revenues. If any of our largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, including material decreases in demand for plasma or development of alternative processes, we could experience an adverse effect on our results of operations or financial condition.

Three of our largest Plasma customers have contracts that are subject to renewal before the end of fiscal 2022. In the event that we do not extend our current contracts or enter into new contracts with these customers on acceptable terms, our revenues and operating income could be negatively impacted in a manner that could have a material adverse effect on our results of operations or financial condition.

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

We have focused heavily on the development and commercialization of our NexSys platform, comprised of both the NexSys PCS plasmapheresis system and NexLynk DMS software. Since the commercial launch of our NexSys platform in fiscal 2019, we have entered into long-term customer contracts providing for conversion to NexSys. However, if additional customers do not adopt NexSys or they do and we are unable to procure sufficient NexySys PCS devices from our contract manufacturers to meet demand or receive a price that provides an inadequate return on our investment, or if such customer adoption does not occur within the expected timeframe, we may not realize the full intended benefits of our investment.

We are increasingly dependent on information technology systems and subject to privacy and security laws and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We increasingly rely on information technology systems, including cloud-based computing, to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and connect to our systems for maintenance and other purposes or are actively managed by Haemonetics on behalf of specific customers. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive and, like other large multi-national companies, we have experienced cyber incidents in the past and may experience them in the future. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. Although prior cyber incidents have not had a material effect on our business and we have invested and continue to invest in the protection of personal information and proprietary or confidential information, there can be no assurance that our efforts will prevent cyber attacks, intrusions, breakdowns or other incidents or ensure compliance with all applicable securities and privacy laws, regulations, standard standards. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act, or CCPA, and the European Union’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent European Union data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

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

If our vendor is unable to adequately protect our data or information is lost, if our ability to deliver our services is interrupted (including as a result of significant outbreaks of disease, including the ongoing COVID-19 pandemic, natural disasters, strikes, terrorism attacks or other adverse events in the countries in which the vendor operates), if our vendor's fees are higher than expected, or if our vendor makes mistakes in the execution of operations support, then our business and operating results may be negatively affected.

A significant portion of our revenue derives from the sale of blood collection supplies. Declines in the number of blood collection procedures have adversely impacted our business and future declines may have an adverse effect on our business, financial condition and results of operations.

The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2020 due to sustained declines in transfusion rates caused by hospitals' improved blood management techniques and protocols. In response to this trend, U.S. blood center collection groups prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.

Consolidation of healthcare providers and blood collectors has increased demand for price concessions and caused the exclusion of suppliers from significant market segments, which could have an adverse effect on our business, financial condition and results of operations.

Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs are causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses.

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

We manufacture certain key disposables at single locations with limited alternate facilities. If an event occurs that results in the closure of or damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers, notably JMS Co. Ltd., Kawasumi Laboratories, Leica Biosystems Melbourne Pty. Ltd., Sanmina Corporation and Sparton Medical Systems Colorado LLC, who have their own complex supply chains. Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications, could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S., Puerto Rico and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S., Puerto Rico and Mexico to the rest of the world.

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

The composition of the plastic we purchase is also important. Today, we purchase plastics that contain phthalates, which are used to make plastic malleable. Should plastics with phthalates become unavailable due to regulatory changes, we may be required to obtain regulatory approvals from the FDA and foreign authorities for a number of products.

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

We may not realize the benefits we expect from our Operational Excellence Program.

In July 2019, our Board of Directors approved a new Operational Excellence Program, also referred to in this report as the 2020 Program, and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. While cost savings from the 2020 Program to date have been consistent with our expectations, it is possible that events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur, including as a direct or indirect result of the COVID-19 pandemic, that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Our inability to realize all of the anticipated benefits from the 2020 Program could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

As a medical device manufacturer we operate in a highly regulated industry, and non-compliance with applicable laws or regulations could adversely affect our financial condition and results of operations.

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

Additionally, the European Union regulatory bodies have adopted the EU MDR and the EU IVDR, each of which impose stricter requirements than prior European Union directives with respect to the marketing and sale of medical devices, including in the area of clinical data requirements, evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2021 to meet the requirements of the EU MDR and until May 2022 to meet the EU IVDR. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the European Union and other regions that tie their product registrations to the EU requirements.

If we or our suppliers fail to comply with ongoing regulatory requirements, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA's Quality System Regulation or current Good Manufacturing Practices requirements (depending on the products at issue).

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

We do business in over 85 countries and have distributors in approximately 70 of these countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.

If there are sanctions or restrictions on the flow of capital that prevent product importation or receipt of payments in Russia or China, our business could be adversely affected.

Our international operations are governed by the U.S. Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws in other countries. Generally, these laws prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business. Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings. While we have an active compliance program and various other safeguards to discourage impermissible practices, we have distributors in approximately 70 countries, several of which are considered high risk for corruption. As a result, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants. Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
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

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and R&D positions. Our ability to recruit and retain such talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. In December 2019, we relocated our corporate headquarters to a leased office space in Boston, Massachusetts. Although we believe our move to Boston will help us to attract and retain key talent and provide a dynamic space to engage our employees, competition for top talent in the healthcare market, and the increased cost or commuting time for current employees relocating or traveling to Boston could impact our ability to realize the intended results of the move.

We have also effected organizational and strategic changes in the last several years, including our Complexity Reduction Initiative, which have resulted in workforce reductions. If we fail to effectively manage our ongoing organizational and strategic changes in a manner that allows us to retain and attract talent, our financial condition, results of operations and reputation, as well as our ability to successfully attract, motivate and retain key employees, could be harmed. Additionally, to the extent our senior management or other key employees are impacted by the COVID-19 pandemic and are not available to perform their job duties, we could experiences delays in, or the suspension of, important strategic and commercial objectives.

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

On June 15, 2018, we entered into a five-year credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). As of March 28, 2020, we had $323.8 million of debt outstanding under the Term Loan and $60.0 million outstanding under the Revolving Credit Facility. In April 2020, we borrowed an additional $150 million under our Revolving Credit Facility. The obligations to pay interest and repay the borrowed amounts may restrict our ability to adjust to adverse economic conditions and our ability to fund working capital, capital expenditures, acquisitions or other general corporate requirements. The interest rate on borrowings under our Credit Facilities is variable and subject to change based on market forces. Fluctuations in interest rates could adversely affect our profitability and cash flows.

In addition, as a global corporation, we have significant cash reserves held in foreign countries. Some of these balances may not be immediately available to repay our debt.

Our Credit Facilities contain financial covenants that require us to maintain specified financial ratios and make interest and principal payments. As of March 28, 2020, we were in compliance with the covenants pursuant to our Credit Facilities, and we currently forecast that we will be in compliance with our credit facility covenants through the period ending April 3, 2021. If the impact of COVID-19 is more severe than currently forecasted this may impact our ability to comply with our Credit Facility covenants, and it not certain that we would be able to renegotiate the terms of our Credit Facility in order to provide relief related to the applicable covenants. If in the future we are unable to satisfy our Credit Facility covenants, and then were unable to renegotiate the terms thereof, we could be required to repay any borrowed amounts on short notice.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2020, our international revenues accounted for 34.6% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. For example, in 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act, and we expect the U.S. Treasury to issue future notices and regulations under the Act. Certain provisions of the Act and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations. The result of the upcoming U.S. presidential and congressional elections may result in additional U.S. tax law changes that could have a material impact on our future effective tax rate.

Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development, or OECD, have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the European Commission and individual countries are examining changes to how taxing rights should be allocated among countries in light of the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.

Our share price has been volatile and may fluctuate, and accordingly, the value of an investment in our common stock may also fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and trading volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due to factors described under this Item 1A. Risk Factors, as well as economic and geopolitical conditions in general and to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our shareholders. Because the market price of our common stock fluctuates significantly, shareholders may not be able sell their shares at attractive prices.

Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On May 7, 2019, we announced that our Board of Directors authorized the repurchase of up to $500 million of our outstanding common stock over the next two years. Under the share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by us and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of its common stock under the program. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Refer to Note 7, Earnings per Share, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our global headquarters is located in Boston, Massachusetts. During fiscal 2020, we sold our principal office in Braintree, Massachusetts and completed our relocation to a 62,000 square foot leased office space in Boston, Massachusetts.

As of March 28, 2020, our principal manufacturing centers were located in Pennsylvania, Utah and California within the U.S., as well as internationally in Puerto Rico, Mexico and Malaysia. Our products are distributed worldwide from primary distributor centers in Tennessee and Switzerland. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of March 28, 2020 (in approximate square feet):

	Owned	Leased	Total
U.S.	165,385	626,998	792,383
International	135,000	727,818	862,818
Total	300,385	1,354,816	1,655,201

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 16, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Haemonetics' common stock is listed on the New York Stock Exchange ("NYSE") under the symbol HAE.

Holders

There were 120 holders of record of the Company’s common stock as of March 28, 2020.

Dividends

The Company has never paid cash dividends on shares of its common stock and does not expect to pay cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the fourth quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
December 29, 2019 - January 25, 2020	95,373	(2)	95,373
January 26, 2020 - February 22, 2020
February 23, 2020 - March 28, 2020
Total	95,373			$325,000,000

(1) In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of the Company’s common stock from time to time, based on market conditions, over the next two years. Under the Company's share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.

(2) In January 2020, the Company completed a $50.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement entered into with Bank of America, N.A. in December 2019. The total number of shares repurchased under the accelerated share repurchase agreement was 0.4 million at an average price per share upon final settlement of $114.73.

ITEM 6. SELECTED FINANCIAL DATA
Haemonetics Corporation Five-Year Review

(In thousands, except per share and employee data)	2020	2019	2018	2017	2016
Summary of Operations:
Net revenues	$988,479	$967,579	$903,923	$886,116	$908,832
Cost of goods sold	503,966	550,043	492,015	507,622	502,918
Gross profit	484,513	417,536	411,908	378,494	405,914
Operating expenses:
Research and development	30,883	35,714	39,228	37,556	44,965
Selling, general and administrative	299,680	298,277	316,523	301,726	317,223
Impairment of assets	50,599	—	—	58,593	92,395
Contingent consideration income	—	—	—	—	(4,727)
Total operating expenses	381,162	333,991	355,751	397,875	449,856
Operating income (loss)	103,351	83,545	56,157	(19,381)	(43,942)
Gain on divestiture	—	—	8,000	—	—
Interest and other expense, net	(16,199)	(9,912)	(4,525)	(8,095)	(9,474)
Income (loss) before provision (benefit) for income taxes	87,152	73,633	59,632	(27,476)	(53,416)
Provision (benefit) for income taxes	10,626	18,614	14,060	(1,208)	2,163
Net income (loss)	$76,526	$55,019	$45,572	$(26,268)	$(55,579)
Income (loss) per share:
Basic	$1.51	$1.07	$0.86	$(0.51)	$(1.09)
Diluted	$1.48	$1.04	$0.85	$(0.51)	$(1.09)
Weighted average number of shares	50,692	51,533	52,755	51,524	50,910
Weighted average number of shares and common stock equivalent shares	51,815	52,942	53,501	51,524	50,910

	2020	2019	2018	2017	2016
Financial and Statistical Data:
Working capital	$328,817	$340,362	$136,474	$298,850	$302,535
Current ratio	2.2	2.4	1.4	2.4	2.6
Property, plant and equipment, net	$253,399	$343,979	$332,156	$323,862	$337,634
Capital expenditures	$48,758	$118,961	$74,799	$76,135	$102,405
Depreciation and amortization	$110,289	$109,418	$89,247	$89,733	$89,911
Total assets	$1,267,110	$1,274,767	$1,237,339	$1,238,709	$1,319,128
Total debt	$382,493	$350,120	$253,682	$314,647	$408,000
Stockholders’ equity	$587,109	$667,868	$752,429	$739,610	$721,565
Debt as a % of stockholders’ equity	65.1%	52.4%	33.7%	42.5%	56.5%
Employees	3,004	3,216	3,136	3,107	3,225

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software. "Hospital", which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

COVID-19

We are closely managing the impacts of the COVID-19 pandemic on our business results of operations and financial condition. As a result of the timing of the pandemic relative to our fiscal year end, we experienced only limited effects of COVID-19 in fiscal 2020. While the duration and implications remain uncertain, we believe our business operations will experience a higher impact from COVID-19 in fiscal 2021. The extent of such impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.
Our immediate response to the COVID-19 pandemic has been to focus on business continuity and the safety of our employees. This includes prioritizing employee safety with remote work and travel restrictions, and limiting exposure for our manufacturing and customer facing employees, including field service and sales teams, to ensure supplies and services for our customers.
We have been able to continue to supply our products to our customers worldwide and all of our manufacturing facilities continue to operate. While we currently do not anticipate any material interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact on our future ability to manufacture our products or to have our products reach all markets.
We are also focused on preserving cash and have implemented a number of actions to help us protect cash flow and allocate capital such as reducing non-essential spending, delaying certain compensation-related items, inventory management, reviewing capital projects and the associated costs, and restricting travel. In April 2020, we borrowed an additional $150.0 million under our revolving credit facility, increasing our cash on hand to approximately $300 million. Refer to Liquidity and Capital Resources within our Management's Discussion and Analysis for additional information regarding our cash position and liquidity.
We believe that demand for our products is resilient, even within an environment of constrained spending. While we believe that our product segments are beginning to shift to recovery, with markets in Asia and parts of the U.S. and Europe reopening, the recovery could be protracted and disrupted by additional resurgences and lockdowns. For additional information regarding the expected impacts to our business units and the various risks posed by the COVID-19 pandemic, refer to Results of Operations within Management's Discussion and Analysis and Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Acquisitions

On April 1, 2020, we acquired all of the outstanding equity of enicor GmbH, the manufacturer of ClotPro®, a new generation whole blood coagulation testing system. The acquisition of this innovative viscoelastic diagnostic device further augments our portfolio of hemostasis analyzers within our Hospital business unit.

On January 13, 2020, we purchased the technology underlying the TEG® 6s Hemostasis Analyzer System from Cora Healthcare, Inc. and CoraMed Technologies, LLC (the "Cora Parties") for $35.0 million. In connection with this transaction, we acquired ownership of intellectual property previously licensed from the Cora Parties on an exclusive basis in the field of hospitals and hospital laboratories. This acquisition will allow us to pursue site of care opportunities beyond the hospital setting.

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

Share Repurchase Programs

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. In July 2019, we completed a $75.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A. ("Citibank") in June 2019. The total number of shares repurchased under the ASR was 0.6 million at an average price per share upon final settlement of $116.33. In October 2019, we completed a $50.0 million repurchase of our common stock pursuant to an ASR entered into with Morgan Stanley & Co. LLC ("Morgan Stanley") in September 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37. In January 2020, we completed an additional $50.0 million repurchase of our common stock pursuant to an ASR entered into with Bank of America, N.A. ("Bank of America") in December 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $114.73.

As of March 28, 2020, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During the fiscal year ended March 28, 2020, we incurred $11.9 million of restructuring and turnaround costs under this program.

Relocation of Corporate Headquarters

In December 2018, we entered into a lease for office space in Boston, MA to serve as our new corporate headquarters and replace our prior corporate headquarters located in Braintree, MA. During the second quarter of fiscal 2020, we sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allowed the Company to leaseback that facility on a rent-free basis through December 31, 2019 until the completion of our relocation to Boston, MA, which occurred during the third quarter of fiscal 2020. As a result of this transaction, we received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million.

Change in Reportable Segments

Effective March 31, 2019, we completed the transition of our operating structure to three global business units - Plasma, Blood Center and Hospital - and accordingly reorganized our operating and reporting structure to align with our three global business units. This new segment structure has been realigned in accordance with the respective markets to accurately reflect the ongoing performance of each business and excludes revenue for service, maintenance and parts related to the applicable business unit. The discussion of our results of operations that follows has been revised to reflect our new reportable segments.

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

•
Newly approved indications for auto-immune diseases treated with plasma-derived therapies, the growing understanding and diagnosis of these diseases, longer lifespans and a growing aging patient population increase the demand for plasma.

•	Geographical expansion of biopharmaceuticals also increases demand for plasma.

Demand for our plasma products in fiscal 2020 continued to grow in North America as collection volumes benefited from an expanding end user market for plasma-derived biopharmaceuticals with U.S. produced plasma meeting the vast majority of plasma volume demand worldwide. As a result, our Plasma business’ revenues are primarily from the U.S.

Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate the majority of source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. With these factors, we do not expect meaningful new entries or diversification. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where 80% of the world's source plasma is collected and only a few customers provide the majority of our Plasma revenue.

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

Within the Blood Center market, we have seen three trends that have negatively impacted growth of the overall marketplace despite the overall increase in aging populations. Overall, we continue to expect a decline in this business in the low to mid single-digits.

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

Haemonetics’ TEG® and ClotPro hemostasis analyzer systems are advanced diagnostic tools that provide a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the standard of care in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.

Geographically, TEG systems have achieved the highest market penetration in North America, Europe and China. However, there are considerable growth opportunities in these as well as other markets, as TEG systems become more established as the standard of care around the world. Our ClotPro system is currently available in select European and Asian markets and is not available for use or sale in the U.S.

Cell Salvage Market - In recent years, more efficient blood use and less invasive surgeries have reduced demand for autotransfusion in these procedures and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth. Orthopedic procedures have seen similar changes with improved blood management practices, including the use of tranexamic acid to treat and prevent postoperative bleeding, significantly reducing the number of transfusions and autotransfusion. Geographically, the Cell Saver® has achieved the highest market penetration in North America, Europe and Japan. However, there are considerable growth opportunities in certain Asia Pacific and other emerging markets as addressable procedure volumes grow and the use of autotransfusion is becoming accepted as a standard of care.

Transfusion Management Market - Revenues from BloodTrack® have increased in the U.S. and Europe in recent years as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx®'s leading market share in the U.S. remains steady with potential opportunity to expand internationally.

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2020	2019	2018	% Increase/(Decrease) 20 vs. 19	% Increase/(Decrease) 19 vs. 18
Net revenues	$988,479	$967,579	$903,923	2.2%	7.0%
Gross profit	$484,513	$417,536	$411,908	16.0%	1.4%
% of net revenues	49.0%	43.2%	45.6%
Operating expenses	$381,162	$333,991	$355,751	14.1%	(6.1)%
Operating income	$103,351	$83,545	$56,157	23.7%	48.8%
% of net revenues	10.5%	8.6%	6.2%
Gain on divestiture	$—	$—	$8,000	—%	(100.0)%
Interest and other expense, net	$(16,199)	$(9,912)	$(4,525)	63.4%	n/m
Income before taxes	$87,152	$73,633	$59,632	18.4%	23.5%
Tax expense	$10,626	$18,614	$14,060	(42.9)%	32.4%
% of pre-tax income	12.2%	25.3%	23.6%
Net income	$76,526	$55,019	$45,572	39.1%	20.7%
% of net revenues	7.7%	5.7%	5.0%
Net income per share - basic	$1.51	$1.07	$0.86	41.1%	24.4%
Net income per share - diluted	$1.48	$1.04	$0.85	42.3%	22.4%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal 2020, 2019 and 2018 include 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2020 increased 2.2% compared with fiscal 2019. Without the effects of foreign exchange, net revenues increased 2.8% compared with fiscal 2019. Revenue increases in Plasma and Hospital primarily drove the overall increase in revenue during the fiscal year ended March 28, 2020. This increase was partially offset by declines in our Blood Center business unit.

Net revenues for fiscal 2019 increased 7.0% compared with fiscal 2018 both with and without the effects of foreign exchange, as revenue increases in Plasma and Hospital were partially offset by declines in our Blood Center business unit.

Operating income increased during fiscal 2020 as compared with fiscal 2019, primarily due to favorable pricing, product mix and incremental savings from both the 2020 Program and the Complexity Reduction Initiative (the "2018 Program"). The gain recognized on the sale of real estate and other assets associated with the Braintree corporate headquarters also contributed to the increase. Impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL partially offset these increases during fiscal 2020.

Operating income increased during fiscal 2019 as compared with fiscal 2018, primarily due to increased revenue volumes, favorable price and product mix, lower restructuring and turnaround costs and annualized savings as a result of the prior year restructuring initiatives. This increase was partially offset by asset impairments, accelerated depreciation related to PCS2® devices, higher freight, fuel and carrier fees and increased investments within our Plasma and Hospital business units.

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

RESULTS OF OPERATIONS
Net Revenues by Geography

	Fiscal Year			Fiscal 2020 versus 2019			Fiscal 2019 versus 2018
(In thousands)	2020	2019	2018	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
United States	$646,204	$606,845	$548,731	6.5%	—%	6.5%	10.6%	—%	10.6%
International	342,275	360,734	355,192	(5.1)%	(1.9)%	(3.2)%	1.6%	—%	1.6%
Net revenues	$988,479	$967,579	$903,923	2.2%	(0.6)%	2.8%	7.0%	—%	7.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

International Operations and the Impact of Foreign Exchange
Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 85 countries around the world through a combination of our direct sales force and independent distributors and agents.
The percentage of revenue generated in our principle operating regions is summarized below:

	Fiscal Year
	2020	2019	2018
United States	65.4%	62.7%	60.7%
Japan	7.2%	7.2%	7.5%
Europe	15.5%	17.0%	18.2%
Asia	11.1%	12.3%	12.7%
Other	0.8%	0.8%	0.9%
Total	100.0%	100.0%	100.0%
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
Net Revenues by Business Unit

	Fiscal Year			Fiscal 2020 versus 2019			Fiscal 2019 versus 2018
(In thousands)	2020	2019	2018	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
Plasma	$458,681	$426,650	$363,099	7.5%	(0.4)%	7.9%	17.5%	—%	17.5%
Blood Center	317,761	329,727	341,736	(3.6)%	(0.7)%	(2.9)%	(3.5)%	(0.1)%	(3.4)%
Hospital (2)	193,437	192,270	179,269	0.6%	(1.4)%	2.0%	7.3%	0.2%	7.1%
Service	18,600	18,932	19,819	(1.8)%	(1.4)%	(0.4)%	(4.5)%	(1.3)%	(3.2)%
Net revenues	$988,479	$967,579	$903,923	2.2%	(0.6)%	2.8%	7.0%	—%	7.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

(2) Hospital revenue includes Hemostasis Management revenue of $95.7 million, $85.7 million and $73.7 million for fiscal years 2020, 2019 and 2018, respectively. Hemostasis Management revenue increased 11.7% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 13.5% during fiscal 2020 as compared with fiscal 2019. Hemostasis Management revenue increased 16.2% during fiscal 2019 as compared with fiscal 2018. Without the effect of foreign exchange, Hemostasis Management revenue increased 16.3% during fiscal 2019 as compared with fiscal 2018.

Plasma
Plasma revenue increased 7.5% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Plasma revenue increased 7.9% during fiscal 2020. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the U.S., favorable NexSys PCS pricing and increases in sales of software. This increase was partially offset by declines in plasma liquid solutions during fiscal 2020 due to certain strategic exits within our plasma liquid solutions business, including the divestiture of our Union, South Carolina facility during fiscal 2020. We expect continued declines in our plasma liquid solutions revenue in connection with these strategic exits. However, we will continue to supply liquid solutions to our customers on an as needed basis using contract manufacturers.
Due to the timing of COVID-19 relative to our fiscal year end, our Plasma business unit experienced limited effects from the pandemic in fiscal 2020. We anticipate higher impacts from COVID-19 on our fiscal 2021 Plasma results as factors like stay-at-home orders, transportation restrictions and donor safety concerns, combined with reduced collection capacity due to shutdowns and social distancing requirements, will continue to impact our revenue throughout the COVID-19 pandemic and recovery. We believe these challenges will begin to subside when we see some easing of these containment measures. Despite the current challenges, we continue to believe that the Plasma business unit has growth potential as recessionary pressures have historically contributed to greater donor availability and growth in the long-term global demand for plasma-derived pharmaceuticals is expected to continue.
Plasma revenue increased 17.5% during fiscal 2019 as compared with fiscal 2018. There was no foreign exchange impact on Plasma revenue during fiscal 2019. This revenue growth was primarily driven by an increase in volume of plasma disposables due to continued strong performance in the U.S. and favorable NexSys PCS pricing during fiscal 2019. Increases in sales of liquid solutions also contributed to the growth during fiscal 2019.
Blood Center
Blood Center revenue decreased 3.6% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Blood Center revenue decreased 2.9% during fiscal 2020. This decrease was primarily driven by declines in whole blood disposables and software revenue. Apheresis also contributed to the overall decline as certain customers converted to alternative sources of supply. The expected impact of the loss of this apheresis business is an incremental revenue decline of $17 million in fiscal 2021.

Our Blood Center business unit experienced limited effects from the COVID-19 pandemic in fiscal 2020 due to the timing of the pandemic relative to our fiscal year end. During fiscal 2020, the impact of COVID-19 on the Blood Center business unit was limited as an initial decline in donations was followed by a rapid increase in demand, as blood collectors sought to replenish their blood product inventories and safety stocks. During fiscal 2021, there may be a greater impact on Blood Center revenue caused by an imbalance in the supply and demand for blood products. However, we expect that the demand for blood will normalize with procedure volumes.
Blood Center revenue decreased 3.5% during fiscal 2019 as compared with fiscal 2018.Without the effect of foreign exchange, Blood Center revenue decreased 3.4% during fiscal 2019. This decrease was primarily driven by lower whole blood revenue due to continued market declines, the strategic exit of certain contracts, products and markets, including unfavorable order timing associated with these exits, as well as product recalls. Declines in software revenue in the U.S and platelet revenue driven by the continued shift toward double dose collection techniques in Japan also contributed to the decrease.
Hospital
Hospital revenue increased 0.6% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Hospital revenue increased 2.0% during fiscal 2020. This increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. In May 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. In January 2020, we purchased the technology underlying the TEG 6s system which will allow us to pursue site of care opportunities beyond the hospital setting. In addition, on April 1, 2020, we acquired enicor GmbH, the manufacturer of ClotPro®, a new generation whole blood coagulation testing system which further augmented our portfolio of diagnostic devices.
The revenue increase during fiscal 2020 was partially offset by declines due to the discontinuance of sales of our OrthoPAT products effective March 31, 2019 and the impact of COVID-19, primarily in China, due to declines of elective surgeries, a reduction of trauma cases, restricted vendor access at customer sites and the reallocation of hospital resources to critical intensive care needs. We expect a continued negative impact on our Hospital business unit throughout the COVID-19 pandemic and recovery. However, we believe the end-market for our product portfolio is inherently strong and demand for our hospital products will normalize as hospitals address the backlog of elective procedures coupled with the return of non-elective procedures to pre-pandemic levels.

Hospital revenue increased 7.3% during fiscal 2019 as compared with fiscal 2018. Without the effect of foreign exchange, Hospital revenue increased 7.1% during fiscal 2019. This increase was primarily attributable to the growth of disposables associated with TEG® diagnostic systems, principally in the U.S. and China. The increase during fiscal 2019 was partially offset by the continued decline in OrthoPAT® revenue.
Gross Profit

	Fiscal Year
(In thousands)	2020	2019	2018	% Increase/(Decrease) 20 vs. 19	% Increase/(Decrease) 19 vs. 18
Gross profit	$484,513	$417,536	$411,908	16.0%	1.4%
% of net revenues	49.0%	43.2%	45.6%
Gross profit increased 16.0% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, gross profit increased 17.1% during fiscal 2020. The increase in the gross profit margin during fiscal 2020 was primarily due to favorable pricing driven by the annualization of NexSys PCS device conversions, incremental savings from both the 2020 Program and the complexity reduction initiative, product mix, and the absence of impairment charges that were incurred in the prior year.
Gross profit increased 1.4% during fiscal 2019 as compared with fiscal 2018. Without the effects of foreign exchange, gross profit increased 0.5% during fiscal 2019. Gross profit margin percentage decreased by 240 basis points for fiscal 2019 as compared with fiscal 2018. The decrease in the gross profit margin during fiscal 2019 was primarily due to increased depreciation expense primarily due to Plasma devices and asset impairments. This decrease was partially offset by favorable price and volume mix as well as savings as a result of the prior year restructuring initiative.
Operating Expenses

	Fiscal Year
(In thousands)	2020	2019	2018	% Increase/(Decrease) 20 vs. 19	% Increase/(Decrease) 19 vs. 18
Research and development	$30,883	$35,714	$39,228	(13.5)%	(9.0)%
% of net revenues	3.1%	3.7%	4.3%
Selling, general and administrative	$299,680	$298,277	$316,523	0.5%	(5.8)%
% of net revenues	30.3%	30.8%	35.0%
Impairment of assets	$50,599	$—	$—	100.0%	—%
% of net revenues	5.1%	—%	—%
Total operating expenses	$381,162	$333,991	$355,751	14.1%	(6.1)%
% of net revenues	38.6%	34.5%	39.4%
Research and Development
Research and development expenses decreased 13.5% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, research and development expenses decreased 13.4% during fiscal 2020. The decrease in fiscal 2020 was primarily driven by investments made in clinical programs in the prior year period in order to support FDA clearance for the use of TEG 6s in adult trauma settings, which was received in May 2019.
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
Selling, General and Administrative
Selling, general and administrative expenses increased 0.5% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, selling, general and administrative expenses increased 1.4% during fiscal 2020. The increase in fiscal 2020 was primarily due to an increase in investments, share-based compensation expense, restructuring and turnaround costs and PCS2 related costs. This increase was partially offset by the gain recognized on the sale of assets associated with the Braintree corporate headquarters and incremental savings from both the 2020 Program and the 2018 Program.

Selling, general and administrative expenses decreased 5.8% during fiscal 2019 as compared with fiscal 2018. Without the effects of foreign exchange, selling, general and administrative expenses decreased 5.6% during fiscal 2019. The decrease in fiscal 2019 was primarily the result of lower restructuring and turnaround costs and annualized savings from restructuring initiatives. This decrease was partially offset by increased investments within our Plasma and Hospital business units, higher freight, fuel and carrier fees and an increase in variable compensation and share-based compensation expense.
Impairment of Assets
We recognized impairment charges of $50.6 million during fiscal 2020 primarily as a result of the transfer to CSL of substantially all of our tangible assets related to the manufacture of anti-coagulant and saline at our Union, South Carolina facility. Refer to Note 5, Divestiture, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information pertaining to this agreement.
Interest and Other Expense, Net

Interest and other expenses increased 63.4% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, interest and other expenses increased 68.3% during fiscal 2020. The increase is primarily driven by a reduction in capitalized interest, realized losses on interest rate swaps due to declining rates, and an increase in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan. The effective interest rate on total debt outstanding for the fiscal year ended March 28, 2020 was 2.9%.
Interest expense increased $4.9 million during fiscal 2019 as compared with fiscal 2018 due to an increase in the Term Loan balance as well as an increase in the effective interest rate.
Income Taxes

	Fiscal Year
	2020	2019	2018	% Increase/(Decrease) 20 vs. 19	% Increase/(Decrease) 19 vs. 18
Reported income tax rate	12.2%	25.3%	23.6%	(13.1)%	1.7%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of March 28, 2020, we maintain a valuation allowance against certain U.S. deferred tax assets that are not more-likely-than-not realizable and have a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended March 28, 2020, we recorded an income tax provision of $10.6 million on our worldwide pre-tax income of $87.2 million, resulting in a reported tax rate of 12.2%. Our effective tax rate for the year ended March 28, 2020 is lower than our effective tax rates of 25.3% and 23.6% for the years ended March 30, 2019 and March 31, 2018, respectively. Our decrease in tax rate for fiscal 2020, as compared with fiscal 2019, is primarily the result of tax benefits associated with windfall stock compensation deductions and favorable changes in the jurisdictional mix of earnings partially offset by the impact of changes in valuation allowance, tax reserves and increased nondeductible executive compensation. The rate was higher than the fiscal 2018 tax rate due to the impact of U.S. tax reform provisions that became effective in fiscal 2019, including global intangible low taxed income and nondeductible executive compensation, partially offset by windfall tax benefits on stock compensation deductions.

Income Tax Acts

Beginning in fiscal 2019, we incorporated the certain provisions of the Tax Cuts and Jobs Act (the "Act") in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse Tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. For fiscal 2020, the GILTI provisions have the most significant impact. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has made the accounting policy election to recognize GILTI as a period expense.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions are not expected to have a significant impact on the Company’s financial results.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	March 28, 2020	March 30, 2019
Cash and cash equivalents	$137,311	$169,351
Working capital	$328,817	$340,362
Current ratio	2.2	2.4
Net debt position(1)	$(245,182)	$(180,769)
Days sales outstanding (DSO)	62	67
Inventory turnover	1.7	2.5
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the fiscal year ended March 28, 2020, we incurred $11.9 million of restructuring and turnaround costs under this program.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, restructuring and turnaround initiatives, capital expenditures, including investments in our manufacturing facilities and production of NexSys PCS devices, share repurchases and cash payments under the loan agreement.

As of March 28, 2020, we had $137.3 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan. Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants, all of which we were in compliance with as of March 28, 2020. As of March 28, 2020, $323.8 million was outstanding under the Term Loan and $60.0 million was outstanding on the Revolving Credit Facility, both, with an effective interest rate of 2.9%. We also had $25.6 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of March 28, 2020. During fiscal 2020, we paid $13.1 million in scheduled principal repayments for the Term Loan. We have scheduled principal repayments of $323.8 million required through fiscal 2024. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of March 28, 2020.

We continue to manage the ongoing impacts of the COVID-19 pandemic. While the duration and impacts of the pandemic remain uncertain, we are focused on preserving cash and have implemented a number of actions to help us protect cash flow and allocate capital such as reducing non-essential spending, delaying certain compensation-related items, inventory management, reviewing capital projects and the associated costs, and restricting travel. In April 2020, we borrowed an additional $150.0 million under the Revolving Credit Facility, increasing our cash on hand to approximately $300 million. Our leverage ratio remains low subsequent to the incremental $150.0 million of borrowings, and we have an additional $131.7 million of undrawn capacity remaining under the revolving credit line.

Cash Flow Overview

	Fiscal Year
(In thousands)	2020	2019	2018	% Increase/(Decrease) 20 vs. 19	% Increase/(Decrease) 19 vs. 18
Net cash provided by (used in):
Operating activities	$158,217	$159,281	$220,350	$(1,064)	$(61,069)
Investing activities	(57,176)	(116,148)	(63,041)	(58,972)	53,107
Financing activities	(131,208)	(50,628)	(120,643)	80,580	(70,015)
Effect of exchange rate changes on cash and cash equivalents(1)	(1,873)	(3,323)	3,939	1,450	(7,262)
Net (decrease) increase in cash and cash equivalents	$(32,040)	$(10,818)	$40,605
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $158.2 million during fiscal 2020, a decrease of $1.1 million as compared with fiscal 2019. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven by an increase in inventory build to support the launch of the NexSys PCS devices and decreases in accounts payable and accrued payroll. Net income, as adjusted for depreciation, amortization and other non-cash charges and a decrease in accounts receivable due to the timing of collections partially offset the decrease in operating activities.

Net cash provided by operating activities was $159.3 million during fiscal 2019, a decrease of $61.1 million as compared with fiscal 2018. The decrease in cash provided by operating activities was primarily due to a working capital outflow driven largely by an increase accounts receivable due to higher revenue growth and collections timing, an increase in inventory and prepaid expenses to support the launch of the NexSys PCS device and decreases in accrued payroll due to severance payments associated with the 2018 Program. Net income, as adjusted for depreciation, amortization and other non-cash charges, partially offset the decrease in operating activities.

Investing Activities

Net cash used in investing activities was $57.2 million during fiscal 2020, a decrease of $59.0 million as compared with fiscal 2019. The decrease in cash used in investing activities was primarily the result of a decrease in capital expenditures in the current year period due to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business unit in the prior year period. Proceeds received related to the divestiture of our plasma liquid solutions operations and sale of real estate and other assets associated with the Braintree corporate headquarters in the current period also contributed to the decrease in cash used in investing activities. This decrease was partially offset by the acquisition of the technology underlying the TEG 6s system during fiscal 2020.

Net cash used in investing activities was $116.1 million during fiscal 2019, an increase of $53.1 million as compared with fiscal 2018. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures in fiscal 2019 due to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business unit and proceeds received related to the divestiture of our SEBRA product line in fiscal 2018.

Financing Activities

Net cash used in financing activities was $131.2 million during fiscal 2020, an increase of $80.6 million as compared with fiscal 2019. The increase was primarily due to lower borrowings, net of payments, on our Credit Facilities and increased share repurchases in the current period.

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

Contractual Obligations

A summary of our contractual and commercial commitments as of March 28, 2020 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$383,912	$81,919	$231,967	$70,026	$—
Interest payments (1)	19,158	8,736	6,546	3,876	—
Operating leases	72,160	9,637	15,920	11,208	35,395
Purchase commitments(2)	113,717	113,717	—	—	—
Expected retirement plan benefit payments	14,033	1,372	2,837	2,573	7,251
Total contractual obligations	$602,980	$215,381	$257,270	$87,683	$42,646

(1) Interest payments reflect the contractual interest payments on our outstanding debt and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of March 28, 2020. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
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

Concentration of Credit Risk

While approximately 54% of our revenue during fiscal 2020 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

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

Legal Proceedings

In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 16, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange

During fiscal 2020, 34.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

Since our foreign currency denominated Yen, Euro, Yuan and Australian Dollar sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro, Yuan or Australian Dollar, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro, Yuan or Australian Dollar, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars Mexican Pesos and Malaysian Ringgit, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates.

The accounting policies identified as critical are as follows:

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. See Note 2, Summary of Significant Accounting Policies and Note 8, Revenue, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.
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

We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. See Note 2, Summary of Significant Accounting Policies and Note 11, Goodwill & Intangible Assets, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

Income Taxes

The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 6, Income Taxes, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information and discussion of our income tax provision and balances.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $13.8 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. dollar would result in a $15.6 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended March 28, 2020 was $383.8 million with an interest rate of 2.9% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $1.0 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective March 31, 2019 due to adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue effective April 1, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill
Description of the Matter
As discussed in Note 11 to the consolidated financial statements, the Company had approximately $211 million of goodwill allocated among its three reporting units as of March 28, 2020. The Company performs its annual quantitative impairment analysis as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist, utilizing a discounted cash flow income approach in order to value reporting units for the test.

Auditing the annual goodwill impairment test was especially complex and judgmental due to the significant estimation required in determining the fair values of the reporting units. In particular, the fair value estimates involve judgmental assumptions including discount rates, terminal values, and the amount and timing of expected future cash flows, which are all affected by expectations about future market or economic conditions and reporting unit specific risk factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair values.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing fair value methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry trends, historical financial results of the reporting unit, and other relevant factors. We considered the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

Income taxes - valuation allowance
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company had gross deferred tax assets on temporary differences of approximately $55 million offset by an approximately $14 million valuation allowance as of March 28, 2020. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, both positive and negative, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s analysis of the realizability of its deferred tax assets was especially challenging and complex in relation to estimating projections of future taxable income that involved significant judgment and assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s analysis of the realizability of deferred tax assets. This included controls over management’s projections of future taxable income.

To test the Company’s analysis of the realizability of deferred tax assets and the resultant valuation allowance, we performed audit procedures with the assistance of tax professionals that included, among others, evaluating the analyses used by management to consider the four sources of taxable income. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also considered the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Boston, Massachusetts
May 20, 2020

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net revenues	$988,479	$967,579	$903,923
Cost of goods sold	503,966	550,043	492,015
Gross profit	484,513	417,536	411,908
Operating expenses:
Research and development	30,883	35,714	39,228
Selling, general and administrative	299,680	298,277	316,523
Impairment of assets	50,599	—	—
Total operating expenses	381,162	333,991	355,751
Operating income	103,351	83,545	56,157
Gain on divestiture	—	—	8,000
Interest and other expense, net	(16,199)	(9,912)	(4,525)
Income before provision for income taxes	87,152	73,633	59,632
Provision for income taxes	10,626	18,614	14,060
Net income	$76,526	$55,019	$45,572

Net income per share - basic	$1.51	$1.07	$0.86
Net income per share - diluted	$1.48	$1.04	$0.85

Weighted average shares outstanding
Basic	50,692	51,533	52,755
Diluted	51,815	52,942	53,501
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net income	$76,526	$55,019	$45,572

Other comprehensive income:
Impact of defined benefit plans, net of tax	318	(204)	1,949
Foreign currency translation adjustment, net of tax	(5,587)	(9,108)	13,430
Unrealized loss on cash flow hedges, net of tax	(10,111)	(1,877)	(2,796)
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	625	(200)	1,299
Other comprehensive (loss) income	(14,755)	(11,389)	13,882
Comprehensive income	$61,771	$43,630	$59,454
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 28, 2020	March 30, 2019

ASSETS
Current assets:
Cash and cash equivalents	$137,311	$169,351
Accounts receivable, less allowance of $3,824 at March 28, 2020 and $3,937 at March 30, 2019	165,207	185,027
Inventories, net	270,276	194,337
Prepaid expenses and other current assets	30,845	27,406
Total current assets	603,639	576,121
Property, plant and equipment, net	253,399	343,979
Intangible assets, less accumulated amortization of $296,942 at March 28, 2020 and $263,479 at March 30, 2019	133,106	127,693
Goodwill	210,652	210,819
Deferred tax asset	3,930	4,359
Other long-term assets	62,384	11,796
Total assets	$1,267,110	$1,274,767
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$76,980	$27,666
Accounts payable	50,730	63,361
Accrued payroll and related costs	49,471	53,200
Other current liabilities	97,641	91,532
Total current liabilities	274,822	235,759
Long-term debt, net of current maturities	305,513	322,454
Deferred tax liability	10,562	19,906
Other long-term liabilities	89,104	28,780
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,322,930 shares at March 28, 2020 and 51,019,918 shares at March 30, 2019	503	510
Additional paid-in capital	553,229	536,320
Retained earnings	78,512	161,418
Accumulated other comprehensive loss	(45,135)	(30,380)
Total stockholders’ equity	587,109	667,868
Total liabilities and stockholders’ equity	$1,267,110	$1,274,767
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2017	52,255	$523	$482,044	$289,916	$(32,873)	$739,610
Employee stock purchase plan	102	1	3,245	—	—	3,246
Exercise of stock options	1,014	11	37,083	—	—	37,094
Shares repurchased	(1,162)	(12)	(31,442)	(68,546)	—	(100,000)
Issuance of restricted stock, net of cancellations	134	—	—	—	—	—
Share-based compensation expense	—	—	13,025	—	—	13,025
Net income	—	—	—	45,572	—	45,572
Other comprehensive income	—	—	—	—	13,882	13,882
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	67	1	3,253	—	—	3,254
Exercise of stock options	287	3	10,188	—	—	10,191
Shares repurchased	(1,841)	(18)	1,737	(161,719)	—	(160,000)
Issuance of restricted stock, net of cancellations	164	1	(1)	—	—	—
Share-based compensation expense	—	—	17,188	—	—	17,188
Cumulative effect of change in accounting standards	—	—	—	1,176	—	1,176
Net income	—	—	—	55,019	—	55,019
Other comprehensive loss	—	—	—	—	(11,389)	(11,389)
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	45	1	3,368	—	—	3,369
Exercise of stock options	232	2	8,645	—	—	8,647
Shares repurchased	(1,483)	(15)	(15,553)	(159,432)	—	(175,000)
Issuance of restricted stock, net of cancellations	509	5	(5)	—	—	—
Share-based compensation expense	—	—	20,454	—	—	20,454
Net income	—	—	—	76,526	—	76,526
Other comprehensive loss	—	—	—	—	(14,755)	(14,755)
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net income	$76,526	$55,019	$45,572
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	110,289	109,418	89,247
Impairment of assets	50,599	21,170	2,673
Share-based compensation expense	20,454	17,188	13,025
Gain on divestiture	(8,083)	—	(8,000)
Deferred tax (benefit) provision	(6,958)	13,351	(5,828)
Unrealized (gain) loss from hedging activities	813	(24)	(649)
Provision for losses on accounts receivable	373	2,111	208
Other non-cash operating activities	(1,234)	3,798	4,123
Change in operating assets and liabilities:
Change in accounts receivable	18,863	(38,064)	5,087
Change in inventories	(84,721)	(39,322)	14,385
Change in prepaid income taxes	1,480	(3,594)	1,436
Change in other assets and other liabilities	(2,876)	494	17,670
Change in accounts payable and accrued expenses	(17,308)	17,736	41,401
Net cash provided by operating activities	158,217	159,281	220,350
Cash Flows from Investing Activities:
Capital expenditures	(48,758)	(118,961)	(74,799)
Proceeds from divestiture	9,808	—	9,000
Proceeds from sale of property, plant and equipment	16,774	2,813	2,758
Acquisition	(35,000)	—	—
Net cash used in investing activities	(57,176)	(116,148)	(63,041)
Cash Flows from Financing Activities:
Term loan borrowings	—	347,780	—
Repayment of term loan borrowings	(13,125)	(266,853)	(61,654)
Net increase in short-term loans	45,000	15,000	671
Proceeds from employee stock purchase plan	3,369	3,254	3,246
Proceeds from exercise of stock options	8,647	10,191	37,094
Share repurchases	(175,000)	(160,000)	(100,000)
Other financing activities	(99)	—	—
Net cash used in financing activities	(131,208)	(50,628)	(120,643)
Effect of exchange rates on cash and cash equivalents	(1,873)	(3,323)	3,939
Net Change in Cash and Cash Equivalents	(32,040)	(10,818)	40,605
Cash and Cash Equivalents at Beginning of Year	169,351	180,169	139,564
Cash and Cash Equivalents at End of Year	$137,311	$169,351	$180,169
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,545	$13,116	$7,663
Income taxes paid	$11,507	$8,205	$9,083
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$14,479	$16,345	$8,963
Tenant improvement allowances excluded from capital expenditures	$5,660	$—	$—
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

Haemonetics develops and markets a wide range of devices and solutions to serve its customers. The Plasma business unit provides plasma collection devices and disposables and plasma donor management software that enable the collection of plasma used by biopharmaceutical companies to make life saving pharmaceuticals. The Blood Center business unit offers blood collection and processing devices and disposables for red cells, platelets and whole blood as well as related donor management software that make blood donations more efficient and track life giving blood components. The Hospital Business unit, which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring the coagulation of blood that enable healthcare providers to better manage their patients’ bleeding risk, as well as surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software that facilitate blood transfusions and cell processing.

The accompanying consolidated financial statements present separately the Company's consolidated financial position, results of operations, cash flows and changes in shareholders’ equity. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. The Company has assessed its ability to continue as a going concern. As of March 28, 2020, Haemonetics has concluded that substantial doubt about its ability to continue as a going concern does not exist.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 13, Notes Payable and Long-Term Debt, for information pertaining to a $150.0 million draw down on the Company's revolving credit facility that was made after the balance sheet date but prior to the issuance of the financial statements. Additionally, on April 1, 2020, the Company acquired all outstanding shares of enicor GmbH. Refer to Note 4, Acquisitions, for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics' fiscal year ends on the Saturday closest to the last day of March. Fiscal 2020, 2019 and 2018 include 52 weeks with each quarter having 13 weeks.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses, including those resulting from intercompany transactions, are charged directly to earnings and included in other expense, net on the consolidated statements of income. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss on the consolidated balance sheet.

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 28, 2020, cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.

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

The Company's installed base of devices includes devices owned by the Company and devices sold to the customer. The asset on its balance sheet classified as Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally, the customer has the right to use it for a period of time as long as they meet the conditions the Company has established, which among other things, generally include one or more of the following:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•Purchase and consumption of a certain level of disposable products
•Payment of monthly rental fees
•An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, the Company reviews Haemonetics equipment and the related useful lives of such equipment at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews, the Company estimates the future amount and timing of demand for disposables used with these devices, from which it generate revenues. The Company also considers product life cycle in its evaluation of useful life and recoverability. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of the Company's devices and its reported operating results.

Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Maintenance and repairs are generally expensed to operations as incurred. When the repair or maintenance costs significantly extend the life of the asset, these costs may be capitalized. When equipment and improvements are sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in the consolidated statements of income.

Leases

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

Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. Haemonetics' reporting units for purposes of assessing goodwill impairment were historically based primarily on geography. Effective as of March 31, 2019, the Company completed the transition of its operating structure to three global business units and accordingly has reorganized its reporting structure to align with its three global business units and the information that will be regularly reviewed by the Company's chief operating decision maker. Following the reorganization, the Company's reportable segments are as follows: Plasma, Blood Center, and Hospital.

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

The Company uses the income approach, specifically the discounted cash flow method, to derive the fair value of each of its reporting units in preparing its goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful in preparing its goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to its accounting for goodwill, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company's discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company's discounted cash flow analysis and reflects the Company's best estimates for stable, perpetual growth of its reporting units. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows. The Company corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test.

During the fourth quarter of fiscal 2020, 2019 and 2018, the Company performed its annual goodwill impairment test under the guidelines of ASC Update No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2020, 2019 and 2018 annual test date.

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

If the Company determines the estimate of an intangible asset's remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life. During fiscal 2020, 2019 and 2018 the Company did not incur any intangible asset impairments.

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

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2020, 2019 and 2018. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 28, 2020	March 30, 2019
VAT liabilities	$3,279	$3,995
Forward contracts and interest rate swaps	8,870	5,348
Deferred revenue	28,843	27,279
Accrued taxes	13,292	8,451
Lease liability	7,306	—
All other	36,051	46,459
Total	$97,641	$91,532

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 28, 2020	March 30, 2019
Unfunded pension liability	13,083	13,766
Interest rate swaps	9,475	—
Unrecognized tax benefit	3,437	2,895
Transition tax liability	5,374	6,305
Lease liability	52,014	—
All other	5,721	5,814
Total	$89,104	$28,780

Research and Development Expenses

All research and development costs are expensed as incurred.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $4.3 million, $4.5 million and $3.1 million in fiscal 2020, 2019 and 2018, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses.

Income Taxes

The income tax provision is calculated for all jurisdictions in which the Company operates. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of the Company's deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 6, Income Taxes, for further information and discussion of the Company's income tax provision and balances.

The Company files income tax returns in all jurisdictions in which it operates. The Company records a liability for uncertain tax positions taken or expected to be taken in income tax returns. The Company's financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts. The Company records a liability for the portion of unrecognized tax benefits claimed that it has determined are not more-likely-than-not realizable. These tax reserves have been established based on management's assessment as to the potential exposure attributable to the Company's uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company's consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $2.9 million, $2.3 million and $0.2 million in fiscal 2020, 2019 and 2018, respectively.

On a quarterly basis, the Company assesses whether the cash flow hedges are highly effective in offsetting changes in the cash flow of the hedged item. The Company manages the credit risk of its counterparties by dealing only with institutions that it considers financially sound and considers the risk of non-performance to be remote. Additionally, the Company's interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company's objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

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

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included primarily in selling, general and administrative costs in its consolidated statement of income. Additionally, costs directly related to the Company's active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statement of income. See Note 3, Restructuring, for further information and discussion of its restructuring plans.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2020, 2019 and 2018, the Company's ten largest customers accounted for approximately 54%, 52% and 45% of net revenues, respectively. In fiscal 2020, 2019 and 2018, two Plasma customers, CSL Plasma Inc. ("CSL") and Grifols S.A. ("Grifols"), each were greater than 10% of total net revenue and in total accounted for approximately 27%, 27% and 26% of net revenues, respectively. Additionally, one customer accounted for greater than 10% of the Blood Center segment’s net revenues in fiscal 2020, 2019 and 2018.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During fiscal 2020, the Company incurred $11.9 million of restructuring and turnaround costs under this program.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During fiscal 2020, 2019 and 2018 the Company incurred $7.9 million, $13.7 million and $36.6 million of restructuring and turnaround costs under this program, respectively. Total cumulative charges under this program are $58.2 million as of March 28, 2020. The 2018 Program is substantially complete.

During fiscal 2017, the Company launched a restructuring program (the "2017 Program") designed to reposition its organization and improve its cost structure. The Company did not incur any charges under this program during fiscal 2020 and 2019. During fiscal 2018, the Company incurred $7.2 million of restructuring and turnaround charges under this program, respectively. The 2017 Program is substantially complete.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for restructuring reserves related to the 2020 Program and the 2018 and Prior Programs for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 and Prior Programs	Total
Balance at April 1, 2017	$—	$7,468	$7,468
Costs incurred, net of reversals	—	30,529	30,529
Payments	—	(8,260)	(8,260)
Non-cash adjustments	—	(1,202)	(1,202)
Balance at March 31, 2018	$—	$28,535	$28,535
Costs incurred, net of reversals	—	395	395
Payments	—	(21,392)	(21,392)
Non-cash adjustments	—	(59)	(59)
Balance at March 30, 2019	$—	$7,479	$7,479
Costs incurred, net of reversals	2,234	1,357	3,591
Payments	(1,098)	(7,177)	(8,275)
Non-cash adjustments	—	(147)	(147)
Balance at March 28, 2020	$1,136	$1,512	$2,648

The following presents the restructuring costs by line item during fiscal 2020, 2019 and 2018 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2020	2019	2018
Cost of goods sold	$1,082	$—	$1
Research and development	532	741	4,671
Selling, general and administrative expenses	1,977	(346)	25,857
Total	$3,591	$395	$30,529

As of March 28, 2020, the Company had a restructuring liability of $2.6 million, of which approximately $2.2 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $16.3 million, $13.2 million and $13.6 million in fiscal 2020, 2019 and 2018, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as turnaround costs. These costs consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The following presents the turnaround costs by line item during fiscal 2020, 2019 and 2018 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2020	2019	2018
Cost of goods sold	$2,227	$1,305	$716
Research and development	354	—	4
Selling, general and administrative expenses	13,706	11,923	12,876
Total	$16,287	$13,228	$13,596

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs
(In thousands)	2020	2019	2018
Plasma	$544	$(67)	$3,649
Blood Center	(5)	164	3,838
Hospital	845	828	3,853
Corporate	2,207	(530)	19,189
Total	$3,591	$395	$30,529

Turnaround costs
(In thousands)	2020	2019	2018
Plasma	$820	$174	$973
Blood Center	320	145	35
Hospital	—	(270)	(30)
Corporate	15,147	13,179	12,618
Total	$16,287	$13,228	$13,596

Total restructuring and turnaround	$19,878	$13,623	$44,125

4. ACQUISITIONS

On April 1, 2020, the Company acquired all of the outstanding equity of enicor GmbH, the manufacturer of ClotPro®, a new generation whole blood coagulation testing system. The acquisition of this innovative viscoelastic diagnostic device further augments the Company's portfolio of hemostasis analyzers within the Hospital business unit. The purchase accounting for this acquisition will be completed in fiscal 2021.

On January 13, 2020, the Company purchased the technology underlying the TEG® 6s Hemostasis Analyzer System from Cora Healthcare, Inc. and CoraMed Technologies, LLC (the "Cora Parties") for $35.0 million. In connection with this transaction, which did not meet the definition of a business, the Company acquired ownership of intellectual property previously licensed from the Cora Parties on an exclusive basis in the field of hospitals and hospital laboratories. This acquisition will allow the Company to pursue site of care opportunities beyond the hospital setting. The intangible asset acquired as a result of this transaction was recorded in the Company's Hospital business unit.

5. DIVESTITURE

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

In connection with the Company's and CSL's entry into the May 13, 2019 agreement for the Asset Transfer, the Company recognized a pre-tax impairment charge of $48.7 million in the first quarter of fiscal 2020, primarily related to the carrying

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge will not result in any future cash expenditures. Goodwill associated with the disposal was immaterial.

6. INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

(In thousands)	2020	2019	2018
Domestic	$5,344	$26,665	$3,534
Foreign	81,808	46,968	56,098
Total	$87,152	$73,633	$59,632

The income tax provision from continuing operations contains the following components:

(In thousands)	2020	2019	2018
Current
Federal	$3,834	$(4,165)	$9,927
State	1,054	844	1,024
Foreign	12,467	8,584	8,937
Total current	$17,355	$5,263	$19,888
Deferred
Federal	(8,257)	12,220	(5,350)
State	280	463	344
Foreign	1,248	668	(822)
Total deferred	$(6,729)	$13,351	$(5,828)
Total	$10,626	$18,614	$14,060

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

Beginning in fiscal 2019, the Company incorporated certain provisions of the Tax Cuts and Jobs Act (the "Act") in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse Tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. For fiscal 2020, the GILTI provisions have the most significant impact to the Company. Under the new law, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

Interpretive guidance on the accounting for GILTI states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has made the accounting policy election to recognize GILTI as a period expense.

The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions are not expected to have a significant impact on the Company’s financial results.

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

Tax affected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 28, 2020	March 30, 2019
Deferred tax assets:
Depreciation	$1,922	$2,277
Amortization of intangibles	1,156	1,091
Inventory	2,904	3,541
Accruals, reserves and other deferred tax assets	17,345	15,802
Net operating loss carry-forward	4,953	4,931
Stock based compensation	3,634	3,728
Operating lease liabilities	14,115	—
Tax credit carry-forward, net	5,159	4,176
Capitalized research expenses	3,820	—
Gross deferred tax assets	55,008	35,546
Less valuation allowance	(14,587)	(11,322)
Total deferred tax assets (after valuation allowance)	40,421	24,224
Deferred tax liabilities:
Depreciation	(15,840)	(23,102)
Amortization of goodwill and intangibles	(15,450)	(13,959)
Unremitted earnings	(654)	(801)
Operating lease assets	(12,743)	—
Other deferred tax liabilities	(2,366)	(1,909)
Total deferred tax liabilities	(47,053)	(39,771)
Net deferred tax liabilities	$(6,632)	$(15,547)

The valuation allowance increased by $3.3 million during fiscal 2020, primarily as a result of net operating losses and tax credits generated in jurisdictions in which the Company has concluded that its deferred tax assets are not more-likely-than-not realizable. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. In addition, the Company has concluded that it cannot rely on future taxable income in certain risk bearing principal jurisdictions due uncertainty surrounding future taxable income (including as a result of the effects of Covid-19). The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 28, 2020 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and can only be used as a source of income to benefit other indefinite lived assets.

As of March 28, 2020, the Company maintains a valuation allowance against certain U.S. deferred tax assets that are not more-likely-than-not realizable and maintains a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

As of March 28, 2020, the Company has no U.S. federal net operating loss carryforwards. The Company has U.S. state net operating losses of $35.6 million of which $30.3 million will begin to expire in fiscal 2021 and $5.3 million can be carried

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward indefinitely. The Company has federal and state tax research credits of $1.3 million and $4.9 million, respectively, which will begin to expire in fiscal 2039 and fiscal 2025, respectively.

The Company's net operating loss and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period April 2, 2011 through December 31, 2017. The study concluded that there were no limitations on the Company’s net operating losses and tax credit carryforwards as of December 31, 2017. The Company does not believe it has had an ownership change through March 28, 2020. Subsequent ownership changes may further affect the limitation in future years.

As of March 28, 2020, the Company has foreign net operating losses of approximately $14.6 million that are available to reduce future income of which $5.5 million will begin to expire in fiscal 2034 and $9.1 million can be carried forward indefinitely.

As of March 28, 2020, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has provided $0.4 million of net foreign withholding taxes on approximately $178.3 million of unremitted earnings that are not indefinitely reinvested. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $242.0 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The income tax provision from continuing operations differs from tax provision computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2020		2019		2018
Tax at federal statutory rate	$18,302	21.0%	$15,463	21.0%	$18,807	31.5%
Difference between U.S. and foreign tax	(6,688)	(7.7)%	(1,423)	(1.9)%	(9,264)	(15.5)%
State income taxes net of federal benefit	(342)	(0.4)%	902	1.2%	29	—%
Change in uncertain tax positions	785	0.9%	267	0.4%	1,095	1.8%
Global intangible low taxed income	5,431	6.2%	5,954	8.1%	—	—%
Unremitted earnings	40	—%	527	0.7%	(791)	(1.3)%
Deferred statutory rate changes	1,091	1.3%	1,183	1.6%	(3,193)	(5.4)%
Non-deductible executive compensation	2,423	2.8%	1,588	2.2%	221	0.4%
Non-deductible other	1,050	1.2%	462	0.6%	22	—%
Stock compensation benefits	(12,133)	(13.9)%	(5,382)	(7.3)%	(2,544)	(4.3)%
Research credits	(2,085)	(2.4)%	(768)	(1.0)%	(763)	(1.3)%
One-time transition tax from tax reform	—	—%	26	—%	25,798	43.3%
Valuation allowance	2,939	3.4%	(184)	(0.3)%	(15,541)	(25.9)%
Other, net	(187)	(0.2)%	(1)	—%	184	0.3%
Income tax provision (benefit)	$10,626	12.2%	$18,614	25.3%	$14,060	23.6%

The Company recorded an income tax provision of $10.6 million, representing an effective tax rate of 12.2%. The effective tax rate is lower than the U.S. statutory rate of 21.0% primarily as a result of the impact of tax benefits of stock compensation windfall deductions; research credits generated and jurisdictional mix of earnings, partially offset by the impact of GILTI, non-deductible executive compensation, tax reserves and changes in valuation allowance. The Company has recorded an immaterial tax expense related to unremitted foreign earnings that are not considered permanently reinvested.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 28, 2020, the Company had $4.6 million of unrecognized tax benefits, of which $4.0 million would impact the effective tax rate, if recognized. As of March 30, 2019, the Company had $4.7 million of unrecognized tax benefits, of which $3.9 million would impact the effective tax rate, if recognized. At March 31, 2018, the Company had $4.5 million of unrecognized tax benefits, of which $3.8 million would impact the effective tax rate, if recognized.

During the fiscal year ended March 28, 2020, the Company's unrecognized tax benefits were decreased by an immaterial amount, primarily relating to uncertain tax positions established against foreign tax provisions and various federal and state tax credits offset by the settlement of prior exposures.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018:

(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Beginning Balance	$4,657	$4,450	$3,370
Additions for tax positions of current year	180	282	289
Additions for tax positions of prior years	880	—	1,203
Reductions of tax positions	(539)	(52)	(252)
Settlements of tax positions	(558)	—	—
Closure of statute of limitations	—	(23)	(160)
Ending Balance	$4,620	$4,657	$4,450

As of March 28, 2020, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $1.4 million in the next twelve months, as a result of closure of various statutes of limitations and potential settlements with tax authorities.

The Company's historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.4 million, $0.2 million, and $0.2 million of gross interest and penalties were accrued at March 28, 2020, March 30, 2019, and March 31, 2018, respectively, and are not included in the amounts above. Additionally, $0.3 million of accrued interest and penalties was included in income tax expense for the year ended March 28, 2020. Such amounts were immaterial during the fiscal years ended March 30, 2019 and March 31, 2018.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2016 and foreign income tax examinations for years before fiscal 2015. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2020	2019	2018
Basic EPS
Net income	$76,526	$55,019	$45,572
Weighted average shares	50,692	51,533	52,755
Basic income per share	$1.51	$1.07	$0.86
Diluted EPS
Net income	$76,526	$55,019	$45,572
Basic weighted average shares	50,692	51,533	52,755
Net effect of common stock equivalents	1,123	1,409	746
Diluted weighted average shares	51,815	52,942	53,501
Diluted income per share	$1.48	$1.04	$0.85

Basic earnings per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method. For fiscal 2020, 2019 and 2018, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million, 0.2 million and 0.4 million anti-dilutive shares, respectively.

Share Repurchase Plan

In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. In July 2019, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement ("ASR") entered into with Citibank N.A. ("Citibank") in June 2019. The total number of shares repurchased under the ASR was 0.6 million at an average price per share upon final settlement of $116.33. In October 2019, the Company completed a $50.0 million repurchase of its common stock pursuant to an ASR entered into with Morgan Stanley & Co. LLC ("Morgan Stanley") in September 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $124.37. In January 2020, the Company completed an additional $50.0 million repurchase of its common stock pursuant to an ASR entered into with Bank of America, N.A. ("Bank of America") in December 2019. The total number of shares repurchased under the ASR was 0.4 million at an average price per share upon final settlement of $114.73. As of March 28, 2020, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million.

8. REVENUE

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 28, 2020, the Company had $22.8 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 60% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of March 28, 2020 and March 30, 2019, the Company had contract assets of $5.0 million and $5.6 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of March 28, 2020 and March 30, 2019, the Company had contract liabilities of $20.8 million and $20.3 million, respectively. During fiscal 2020, the Company recognized $17.7 million of revenue that was included in the above March 30, 2019 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

9. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 28, 2020	March 31, 2019
Raw materials	$76,867	$69,420
Work-in-process	11,021	12,610
Finished goods	182,388	112,307
Total Inventories	$270,276	$194,337

10. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	March 28, 2020	March 30, 2019
Land	$4,779	$7,337
Building and building improvements	101,296	118,821
Plant equipment and machinery	242,286	301,297
Office equipment and information technology	113,600	132,783
Haemonetics equipment	370,473	372,984
Total	832,434	933,222
Less: accumulated depreciation and amortization	(579,035)	(589,243)
Property, plant and equipment, net	$253,399	$343,979

Depreciation expense was $76.6 million, $76.8 million and $57.7 million in fiscal 2020, 2019 and 2018, respectively. There was $0.5 million of asset impairments included in depreciation expense during fiscal 2020 and no asset impairments included in depreciation expense during fiscal 2019. Fiscal 2018 included $0.3 million of additional depreciation expense due to asset impairments.

In December 2018, the Company entered into a lease for office space in Boston, MA to serve as its new corporate headquarters and replace its prior corporate headquarters located in Braintree, MA. As a result of this lease agreement, the Company received a lease incentive in the form of property, plant and equipment totaling $5.6 million which was recorded upon commencement of the lease term in October 2019. Refer to Note 12, Leases, for additional information regarding this lease.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2020, the Company sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters and entered into a lease with the buyer that allowed the Company to leaseback the facility on a rent-free basis through December 31, 2019 until the completion of its relocation to Boston, MA, which occurred during the third quarter of fiscal 2020. As a result of this transaction, the Company received net cash proceeds of $15.0 million and non-cash consideration of $0.9 million related to a free rent period ending in December 2019. The transaction resulted in a net gain of $8.1 million.

During the first quarter of fiscal 2020, the Company recognized a pre-tax impairment charge of $48.7 million relating to the Asset Transfer between the Company and CSL on May 13, 2019. This impairment is related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge will not result in any future cash expenditures. For additional information regarding the transaction, refer to Note 5 - Divestiture.

During fiscal 2020, the Company impaired an additional $1.9 million of property, plant and equipment as a result of the Company's corporate headquarter move and a review of underperforming assets, resulting in total impairment charges of $50.6 million during fiscal 2020. Substantially all of these impairments were included within selling, general and administrative costs on the consolidated statements of income and primarily impacted the Plasma reporting segment. During fiscal 2019 and 2018, the Company impaired $21.2 million and $2.2 million of property, plant and equipment, respectively.

During fiscal 2019, the Company recorded impairment charges of $21.2 million, which consisted of $19.8 million of charges related to the discontinued use of the HDC filter media manufacturing line and $1.4 million of charges related to non-core and underperforming assets. These impairments were included within cost of goods sold on the condensed consolidated statements of income and impacted the Blood Center reporting segment.

Additionally, in the second quarter of fiscal 2019, the Company changed the estimated useful lives of PCS®2 devices included within Haemonetics Equipment, as these will be replaced by NexSys PCS® devices. During fiscal 2020 and 2019, the Company incurred $18.1 million and $18.0 million, respectively, of accelerated depreciation expense related to this change in estimate. As of March 28, 2020, the majority of PCS2 devices are fully depreciated.

11. GOODWILL AND INTANGIBLE ASSETS

Effective as of March 31, 2019, the Company revised the composition of its reportable segments to align with its three global business units, Plasma, Blood Center and Hospital. Refer to Note 18, Segment and Enterprise-Wide Information, for additional information regarding the change in the Company's reportable segments.

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

The following represents the Company's goodwill balance by new global reportable segment for fiscal 2020 and 2019. The prior period information has been restated to conform to the current presentation:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 31, 2018	$28,979	$36,782	$145,634	$211,395
Currency translation	—	(116)	(460)	(576)
Carrying amount as of March 30, 2019	28,979	36,666	145,174	210,819
Currency translation	—	(34)	(133)	(167)
Carrying amount as of March 28, 2020	$28,979	$36,632	$145,041	$210,652

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of the Company's goodwill impairment test performed in the fourth quarter of fiscal 2020, 2019 and 2018 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2020, 2019 and 2018 annual test dates.

The gross carrying amount of intangible assets and the related accumulated amortization as of March 28, 2020 and March 30, 2019 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 28, 2020
Amortizable:
Patents	$9,878	$8,653	$1,225
Capitalized software	76,740	43,022	33,718
Other developed technology	138,283	81,822	56,461
Customer contracts and related relationships	193,797	158,890	34,907
Trade names	5,141	4,555	586
Total	$423,839	$296,942	$126,897
Non-amortizable:
In-process software development	$2,563
In-process patents	3,646
Total	$6,209

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2019
Amortizable:
Patents	$9,635	$8,444	$1,191
Capitalized software	66,631	34,737	31,894
Other developed technology	103,321	73,271	30,050
Customer contracts and related relationships	194,793	142,747	52,046
Trade names	5,169	4,280	889
Total	$379,549	$263,479	$116,070
Non-amortizable:
In-process software development	$8,740
In-process patents	2,883
Total	$11,623

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years. The changes to the net carrying value of the Company's intangible assets from March 30, 2019 to March 28, 2020 reflect the impact of amortization expense, partially offset by the investment in capitalized software.

Aggregate amortization expense for amortized intangible assets for fiscal 2020, 2019, and 2018 was $34.2 million, $32.6 million and $31.9 million, respectively. There were no intangible asset impairments during fiscal 2020, 2019, and 2018.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2021	$27,604
Fiscal 2022	$26,892
Fiscal 2023	$12,098
Fiscal 2024	$9,350
Fiscal 2025	$4,966

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

The Company capitalized $3.9 million and $3.5 million in software development costs for ongoing initiatives during fiscal 2020 and 2019, respectively. At March 28, 2020 and March 30, 2019, the Company had a total of $79.3 million and $75.4 million of software costs capitalized, of which $2.6 million and $8.7 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives.

12. LEASES

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	March 28, 2020
Assets
Operating lease right-of-use assets in Other long-term assets	$52,236
Liabilities
Operating lease liabilities in Other current liabilities	$7,306
Operating lease liabilities in Other long-term liabilities	$52,014

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

March 28, 2020
Weighted average remaining lease term	10.0 Years
Weighted average discount rate	3.97%

During the fiscal year ended March 28, 2020 the Company's operating lease cost was $8.3 million.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	March 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$6,780

The following table presents the maturities of our operating lease liabilities as of March 28, 2020:

Fiscal Year (In thousands)	Operating Leases
2021	$9,637
2022	8,421
2023	7,499
2024	5,693
2025	5,515
Thereafter	35,395
Total future minimum operating lease payments	72,160
Less: imputed interest	(12,840)
Present value of operating lease liabilities	$59,320

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	March 28, 2020	March 30, 2019
Term loan, net of financing fees	$322,330	$334,859
Other borrowings	60,163	15,261
Less current portion	(76,980)	(27,666)
Long-term debt	$305,513	$322,454

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. At March 28, 2020, $323.8 million was outstanding under the Term Loan and $60.0 million was outstanding on the Revolving Credit Facility, both with an effective interest rate of 2.9%. In April 2020, the Company borrowed an additional $150.0 million on the Revolving Credit Facility. The Company also had $25.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of March 28, 2020.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 28, 2020, the Company was in compliance with the covenants.

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

Debt Issuance Costs and Interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of March 28, 2020, the $323.8 million term loan balance was netted down by the $1.4 million of remaining debt discount, resulting in a net note payable of $322.3 million.

Interest expense was $13.5 million, $12.6 million and $7.7 million for fiscal 2020, 2019 and 2018, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. As of both March 28, 2020 and March 30, 2019, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The aggregate amount of debt maturing during the next five fiscal years and thereafter are as follows:

Fiscal year (In thousands)
2021	$81,919
2022	17,545
2023	214,422
2024	70,026
2025	—
Thereafter	—

14. DERIVATIVES AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended March 28, 2020, 34.6% of the Company's sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of March 28, 2020 and March 30, 2019 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $93.8 million as of March 28, 2020 and $81.5 million as of March 30, 2019. At March 28, 2020, gains of $0.1 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of March 28, 2020 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $98.0 million as of March 28, 2020 and $37.4 million as of March 30, 2019.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For fiscal 2020, the Company recorded a loss of $8.9 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended March 28, 2020.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$90	$700	Net revenues, COGS and SG&A	$545	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$3,306	Interest and other expense, net
Designated interest rate swaps, net of tax	$(10,201)	$(1,325)	Interest and other expense, net

The Company did not have fair value hedges or net investment hedges outstanding as of March 28, 2020 or March 30, 2019. As of March 28, 2020, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 28, 2020, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of March 28, 2020 and March 30, 2019:

(In thousands)	Location in Balance Sheet	As of March 28, 2020	As of March 30, 2019
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$839	$1,208
Non-designated foreign currency hedge contracts	Other current assets	377	69
		$1,216	$1,277
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,854	$145
Non-designated foreign currency hedge contracts	Other current liabilities	1,435	—
Designated interest rate swaps	Other current liabilities	5,581	5,203
Designated interest rate swaps	Other long-term liabilities	9,475	—
		$18,345	$5,348

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 28, 2020 and March 30, 2019.

	As of March 28, 2020
(In thousands)	Level 1	Level 2	Total
Assets
Money market funds	$44,564	$—	$44,564
Designated foreign currency hedge contracts	—	839	$839
Non-designated foreign currency hedge contracts	—	377	$377
	$44,564	$1,216	$45,780
Liabilities
Designated foreign currency hedge contracts	$—	$1,854	$1,854
Non-designated foreign currency hedge contracts	—	1,435	$1,435
Designated interest rate swaps	—	15,056	$15,056
	$—	$18,345	$18,345

	As of March 30, 2019
	Level 1	Level 2	Total
Assets
Money market funds	$36,980	$—	$36,980
Designated foreign currency hedge contracts	—	1,208	$1,208
Non-designated foreign currency hedge contracts	—	69	$69
	$36,980	$1,277	$38,257
Liabilities
Designated foreign currency hedge contracts	$—	$145	$145
Non-designated foreign currency hedge contracts	$—	$5,203	$5,203
	$—	$5,348	$5,348

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 13, Notes Payable and Long-Term Debt.

15. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the "401k Plan") that is a 401(k) plan that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company's matching contributions amounted to approximately $4.7 million, $5.0 million and $5.5 million in fiscal 2020, 2019 and 2018, respectively. Upon Board approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2020, 2019, or 2018.

Some of the Company's subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.6 million, $0.6 million and $0.7 million in fiscal 2020, 2019 and 2018, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Some of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2020	2019	2018
Service cost	$1,829	$1,893	$2,651
Interest cost on benefit obligation	301	340	293
Expected return on plan assets	(178)	(208)	(215)
Actuarial loss	129	132	186
Amortization of unrecognized prior service cost	(98)	(86)	(121)
Plan settlements and curtailments	(239)	(82)	(445)
Totals	$1,744	$1,989	$2,349

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 28, 2020	March 30, 2019
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(30,637)	$(30,476)
Service cost	(1,829)	(1,893)
Interest cost	(301)	(340)
Benefits paid	530	902
Actuarial gain	285	(367)
Employee and plan participants contribution	(3,447)	(1,815)
Plan settlements and curtailments	6,612	3,069
Foreign currency changes	417	283
Benefit obligation, end of year	$(28,370)	$(30,637)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$16,287	$16,322
Company contributions	1,585	1,329
Benefits paid	(433)	(795)
Gain on plan assets	349	265
Employee and plan participants contribution	3,549	1,801
Plan settlements	(6,610)	(2,916)
Foreign currency changes	560	281
Fair value of plan assets, end of year	$15,287	$16,287
Funded Status*	$(13,083)	$(14,350)
Unrecognized net actuarial loss	1,867	2,245
Unrecognized prior service cost	(837)	(714)
Net amount recognized	$(12,053)	$(12,819)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $6.3 million and $6.1 million at March 28, 2020 and March 30, 2019, respectively. The total liability for this plan, which is included in the table above, was $9.2 million and $9.4 million as of March 28, 2020 and March 30, 2019, respectively.

The accumulated benefit obligation for all plans was $27.9 million and $28.6 million for fiscal 2020 and 2019, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 28, 2020 and March 30, 2019.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company's accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of April 1, 2017	$(2,272)
Actuarial loss	1,922
Prior service cost	(125)
Plan settlements and curtailments	152
Balance as of March 31, 2018	$(323)
Actuarial loss	(51)
Prior service cost	(80)
Plan settlements and curtailments	(73)
Balance as of March 30, 2019	$(527)
Actuarial loss	614
Prior service cost	(87)
Plan settlements and curtailments	(209)
Balance as of March 28, 2020	$(209)

The Company expects to amortize $0.3 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2021.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2020	2019	2018
Discount rate	0.82%	0.97%	1.07%
Rate of increased salary levels	1.74%	1.78%	1.73%
Expected long-term rate of return on assets	0.31%	0.75%	0.90%

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

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company's defined benefit pension plan at fair value as of March 28, 2020. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 14, Derivatives and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at March 28, 2020. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(In thousands)
Fiscal 2021	$1,372
Fiscal 2022	1,526
Fiscal 2023	1,311
Fiscal 2024	1,366
Fiscal 2025	1,207
Fiscal 2026-2030	7,251
$14,033

The Company's contributions for fiscal 2021 are expected to be consistent with the current year.

16. COMMITMENTS AND CONTINGENCIES

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
Product Recalls

In August 2018, the Company issued a voluntary recall of certain whole blood collection kits sold to its Blood Center customers in the U.S. The recall resulted from some collection sets' filters failing to adequately remove leukocytes from collected blood. As a result of the recall, the Company's Blood Center customers may have conducted tests to confirm that the collected blood was adequately leukoreduced, sold the collected blood labeled as non-leukoreduced at a lower price or discarded the collected blood. As of March 28, 2020, the Company has recorded cumulative charges of $1.9 million associated with this recall which consists of $0.1 million of charges associated with customer returns and inventory reserves and $1.8 million of charges associated with customer claims. Substantially all outstanding claims have been paid as of March 28, 2020.
17. CAPITAL STOCK

Stock Plans

On July 25, 2019 (the "Effective Date"), the Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (the “2019 Equity Plan”) was approved and became effective. The 2019 Equity Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units (including performance-based restricted stock units) and other awards to the Company's key employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. The 2019 Equity Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which consists of three independent members of the Company's Board of Directors, and is the successor to the Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, as amended (the "2005 Equity Plan").

Upon the Effective Date, no further awards were granted under the 2005 Equity Plan; however, each outstanding award under the 2005 Equity Plan will remain outstanding under that plan and continue to be governed under its terms and any applicable award agreement. The maximum number of shares available for award under 2019 Equity Plan is 5,759,433, which consists of 2,700,000 shares of common stock authorized for issuance under the 2019 Equity Plan plus 3,059,433 shares of common stock reserved for issuance under the 2005 Equity Plan that remained available for grant under the 2005 Plan as of the Effective Date. Under the 2019 Equity Plan, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant as of March 28, 2020 were 5,891,063.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

(In thousands)	2020	2019	2018
Selling, general and administrative expenses	$18,022	$12,878	$9,960
Research and development	1,210	2,972	2,114
Cost of goods sold	1,222	1,338	951
	$20,454	$17,188	$13,025

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

A summary of stock option activity for the fiscal year ended March 28, 2020 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 30, 2019	1,013,403	$48.55	4.48	$40,902
Granted	207,892	98.72
Exercised	(244,274)	42.21
Forfeited/Canceled	(58,033)	66.73
Outstanding at March 28, 2020	918,988	$60.43	4.30	$37,471

Exercisable at March 28, 2020	354,968	$40.46	3.15	$21,499

Vested or expected to vest at March 28, 2020	836,674	$57.93	3.88	$36,170

The total intrinsic value of options exercised was $18.1 million, $19.4 million and $15.4 million during fiscal 2020, 2019 and 2018, respectively.

As of March 28, 2020, there was $8.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions utilized for option grants during the periods presented are as follows:

	2020	2019	2018
Volatility	28.2%	26.1%	24.2%
Expected life (years)	4.9	4.9	4.8
Risk-free interest rate	2.5%	2.8%	1.7%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$28.25	$26.67	$10.25

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

A summary of RSU activity for the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2019	309,222	$57.07
Granted	105,943	102.32
Vested	(118,830)	54.58
Forfeited	(28,118)	63.91
Unvested at March 28, 2020	268,217	$75.34

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2020	2019	2018
Grant-date fair value per RSU	$102.32	$94.55	$41.87
Fair value of RSUs vested	$54.58	$40.04	$33.03

As of March 28, 2020, there was $14.3 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.4 years.

Performance Share Units

The grant date fair value of Performance Share Units ("PSUs"), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. PSUs granted in fiscal 2020 have a comparison group consisting of the Standard and Poor's ("S&P") Mid Cap 400 Index while PSUs granted in fiscal 2019 and 2018 have a comparison group consisting of the S&P Small Cap 600 and the S&P Mid Cap 400 indices. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the its comparison group. As a result, the Company may issue up to 586,222 shares related to outstanding performance based awards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of PSU activity for the fiscal year ended March 28, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2019	448,656	$54.22
Granted(1)	262,758	146.93
Vested(2)	(389,806)	34.78
Forfeited	(28,497)	75.68
Unvested at March 28, 2020	293,111	$95.17

(1) Includes 172,879 shares issued for awards vested during fiscal 2020 based on achievement of performance metrics.
(2) Includes the vesting of 336,152 shares that were earned for awards granted in fiscal 2017 for various performance periods ending during fiscal 2020, based on actual relative total shareholder return of 200%. Also includes the vesting of 53,654 shares that were earned in connection with the fiscal 2018 and 2017 internal metrics awards granted to the Company's chief executive officer for the performance period ended March 30, 2019 that were certified by the Committee in May 2019 at 144.31% and 80.05%, respectively.

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2020	2019	2018
Expected stock price volatility	28.64%	27.07%	26.11%
Peer group stock price volatility	29.77%	34.98%	34.13%
Correlation of returns	50.30%	47.57%	49.51%

The weighted-average grant-date fair value of PSUs granted and total fair value of PSUs vested are as follows:

	2020	2019	2017
Grant-date fair value per PSU	$146.93	$115.64	$46.49
Fair value of PSUs vested	$34.78	$29.20	$—

As of March 28, 2020, there was $15.2 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2020	2019	2018
Volatility	34.7%	30.0%	22.6%
Expected life (months)	6	6	6
Risk-free interest rate	2.0%	2.3%	1.2%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $27.11, $21.51 and $9.66 during fiscal 2020, 2019 and 2018, respectively.

18. SEGMENT AND ENTERPRISE-WIDE INFORMATION

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

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, accelerated depreciation, costs related to compliance with the European Union Medical Device Regulation, gains and losses on asset dispositions, certain transaction costs and legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

(In thousands)	2020	2019	2018
Net revenues
Plasma	$460,637	$426,781	$363,254
Blood Center	325,661	335,557	347,373
Hospital	194,604	190,821	178,116
Net revenues by business unit	980,902	953,159	888,743
Service (1)	19,830	19,906	20,574
Effect of exchange rates	(12,253)	(5,486)	(5,394)
Net revenues	$988,479	$967,579	$903,923
(1) Reflects revenue for service, maintenance and parts.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2020	2019	2018
Segment operating income
Plasma	$225,351	$180,300	$146,986
Blood Center	159,802	163,628	170,172
Hospital	80,669	76,338	67,258
Segment operating income	465,822	420,266	384,416
Corporate expenses (1)	(255,727)	(263,603)	(257,229)
Effect of exchange rates	7,920	8,367	4,060
Impairment of assets and other related charges (2)	(51,220)	(21,170)	(1,941)
Deal amortization	(25,746)	(24,803)	(26,013)
PCS2 accelerated depreciation and related costs	(24,530)	(19,126)	—
Restructuring and turnaround costs	(19,878)	(13,660)	(44,125)
European Medical Device Regulation costs	(1,506)	—	—
Other (3)	133	(2,726)	(3,011)
Gain on sale of assets (4)	8,083	—	—
Operating income	$103,351	$83,545	$56,157
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.
(2) Includes a $1.9 million adjustment to fiscal 2020 Plasma revenue due to an accelerated charge incurred as a result of the divestiture of the Union, South Carolina liquid solutions operation.
(3) Includes transaction costs and costs related to the resolution of customer damages associated with product recalls.
(4) Reflects gain on the sale of the Company's Braintree corporate headquarters.

(In thousands)	2020	2019	2018
Depreciation and amortization
Plasma	$38,429	$38,074	$47,985
Blood Center	8,513	9,623	11,439
Hospital	63,347	61,721	29,823
Total depreciation and amortization (excluding impairment charges)	$110,289	$109,418	$89,247

(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Long-lived assets(1)
Plasma	$141,903	$192,628	$186,007
Blood Center	93,758	127,272	122,898
Hospital	17,738	24,079	23,251
Total long-lived assets	$253,399	$343,979	$332,156
(1) Long-lived assets are comprised of property, plant and equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by principle operating regions is presented below:

(In thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Long-lived assets(1)
United States	$186,488	$269,849	$236,603
Japan	2,037	1,726	1,511
Europe	10,143	11,200	13,696
Asia	29,175	30,930	36,431
Other	25,556	30,274	43,915
Total long-lived assets	$253,399	$343,979	$332,156
(1) Long-lived assets are comprised of property, plant and equipment.

(In thousands)	2020	2019	2018
United States	$646,204	$606,845	$548,731
Japan	72,218	69,908	67,319
Europe	153,347	164,504	164,226
Asia	109,295	118,700	115,127
Other	7,415	7,622	8,520
Net revenues	$988,479	$967,579	$903,923

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

Net revenues by product line are as follows:

(In thousands)	2020	2019	2018
Plasma products and services	537,231	501,837	435,956
Blood Center products and services	252,829	269,203	284,902
Hospital products and services	198,419	196,539	183,065
Net revenues	$988,479	$967,579	$903,923

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended March 28, 2020 and March 30, 2019:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance, March 31, 2018	$(16,405)	$(323)	$(2,263)	$(18,991)
Other comprehensive loss before reclassifications	(9,108)	(139)	(1,877)	(11,124)
Amounts reclassified from accumulated other comprehensive loss(1)	—	(65)	(200)	(265)
Net current period other comprehensive loss	(9,108)	(204)	(2,077)	(11,389)
Balance, March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
Other comprehensive (loss) income before reclassifications	(5,587)	524	(10,111)	(15,174)
Amounts reclassified from accumulated other comprehensive loss(1)	—	(206)	625	419
Net current period other comprehensive (loss) income	(5,587)	318	(9,486)	(14,755)
Balance, March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
(1) Presented net of income taxes, the amounts of which are insignificant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)	Three months ended
Fiscal 2020	June 29, 2019	September 28, 2019	December 28, 2019	March 28, 2020
Net revenues	$238,451	$252,566	$258,970	$238,492
Gross profit	$115,906	$127,000	$128,050	$113,557
Operating (loss) income	$(13,302)	$49,739	$40,907	$26,007
Net (loss) income	$(8,479)	$37,486	$29,895	$17,624
Per share data:
Net (loss) income:
Basic	$(0.17)	$0.74	$0.59	$0.35
Diluted	$(0.17)	$0.72	$0.58	$0.34

(In thousands, except per share data)	Three months ended
Fiscal 2019	June 30, 2018	September 29, 2018	December 29, 2018	March 30, 2019
Net revenues	$229,347	$241,581	$247,356	$249,295
Gross profit	$83,244	$111,907	$111,175	$111,210
Operating income	$5,293	$26,076	$28,320	$23,856
Net (loss) income	$(2,819)	$18,726	$18,277	$20,835
Per share data:
Net (loss) income:
Basic	$(0.05)	$0.36	$0.36	$0.41
Diluted	$(0.05)	$0.35	$0.35	$0.40

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 28, 2020. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management believes that its internal controls over financial reporting were effective as of March 28, 2020.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated May 20, 2020 expressed an unqualified opinion thereon.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ Ernst & Young LLP
Boston, Massachusetts
May 20, 2020

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

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization
3A
Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).

3B	By-Laws of the Company, as amended through July 25, 2019 (filed as Exhibit 3.3 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4B*	Description of Common Stock

3. Material Contracts
10A†
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 25, 2014 and incorporated herein by reference).

10B†	Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).
10C†
Form of Non-Qualified Stock Option Award Agreement under 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).

10D†
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference).

10E†
Form of Non-Qualified Stock Option Award Agreement under the 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10F†
Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).

10G†
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2005 Long-Term Incentive Compensation Plan (fiscal 2019) (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10H†
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).

10I†
Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference).

10J†
Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (adopted fiscal 2019) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10K†
Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).

10L†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2017) (filed as Exhibit 10AN to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10M†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2018) (filed as Exhibit 10AO to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10N†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2019) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10O†
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10AV to the Company's Form 10-K for the year ended March 30, 2019 and incorporated herein by reference).

10P†
Form of Performance Share Unit Award Agreement Under 2019 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).

10Q†
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference).

10R†
Amended and Restated Non-Qualified Deferred Compensation Plan as amended and restated on July 24, 2013 (filed as Exhibit 10.2 to the Company's Form 8-K dated July 26, 2013 and incorporated herein by reference).

10S†	Employment Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).
10T†
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10U†
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 8-K dated 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).

10V†
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10W†
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).

10X†
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company's Form 8-K dated April 29, 2019 and incorporated herein by reference).

10Y
Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).

10Z‡
Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 29, 2018 and incorporated herein by reference).

10AA
Lease dated August 26, 2019 by and between the Company and HRP Wood Road, LLC (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).

10AB
Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10-K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).

10AC
First Amendment to lease dated July 17, 1990, made as of April 30, 1991 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).

10AD
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

10AF
Fourth Amendment to lease dated July 17, 1990, made as of March 12, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10E to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AG
Fifth Amendment to lease dated July 17, 1990, made as of October 1, 2008 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10F to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AH
Sixth Amendment to lease dated July 17, 1990 made as of January 8, 2010 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10G to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AI
Seventh Amendment to lease dated July 17, 1990, made as of March 31, 2011 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10H to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AJ
Eighth Amendment to lease dated July 17, 1990, made as of February 26, 2013 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10I to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AK
Ninth Amendment to lease dated July 17, 1990, made as of March 12, 2014 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AL
Tenth Amendment to lease dated July 17, 1990, made as of May 31, 2017 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AM
Eleventh Amendment to lease dated July 17, 1990, made as of March 2, 2018 between Buncher Company and the Company for the property in Pittsburgh, Pennsylvania (filed as Exhibit 10L to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AN
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

10AO
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

10AP
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

10AQ
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

10AR
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

10AS
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

10AT
Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AU
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

10AV
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

10AW
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

10AX
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

10AY
Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).

10AZ
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

101**
The following materials from Haemonetics Corporation on Form 10-K for the year ended March 28, 2020, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed or furnished with this report.
†	Agreement, plan, or arrangement related to the compensation of officers or directors.
‡	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date : May 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 20, 2020
Christopher A. Simon	(Principal Executive Officer)

/s/ William Burke	Executive Vice President, Chief Financial Officer	May 20, 2020
William Burke	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 20, 2020
Dan Goldstein	(Principal Accounting Officer)

/s/ Robert Abernathy	Director	May 20, 2020
Robert Abernathy

/s/ Catherine Burzik	Director	May 20, 2020
Catherine Burzik

/s/ Michael J. Coyle	Director	May 20, 2020
Michael J. Coyle

/s/ Charles Dockendorff	Director	May 20, 2020
Charles Dockendorff

/s/ Ronald Gelbman	Director	May 20, 2020
Ronald Gelbman

/s/ Mark Kroll	Director	May 20, 2020
Mark Kroll

/s/ Claire Pomeroy	Director	May 20, 2020
Claire Pomeroy

/s/ Richard Meelia	Director	May 20, 2020
Richard Meelia

/s/ Ellen Zane	Director	May 20, 2020
Ellen Zane

SCHEDULE II
HAEMONETICS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Fiscal Year	Charged to Costs and Expenses	Write-Offs (Net of Recoveries)	Balance at End of Fiscal Year
For Year Ended March 28, 2020
Allowance for Doubtful Accounts	$3,937	$373	$486	$3,824
For Year Ended March 30, 2019
Allowance for Doubtful Accounts	$2,111	$2,111	$285	$3,937
For Year Ended March 31, 2018
Allowance for Doubtful Accounts	$2,184	$208	$281	$2,111