Form 10-Q
period 2020-06-27
HAEMONETICS CORP
filed 2020-08-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts		04-2882273
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

125 Summer Street
Boston,	Massachusetts	02110
(Address of principal executive offices)		(Zip Code)
(781) 848-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $.01 par value per share	HAE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of July 31, 2020: 50,699,118

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenues	$195,577	$238,451
Cost of goods sold	105,547	122,545
Gross profit	90,030	115,906
Operating expenses:
Research and development	7,750	7,487
Selling, general and administrative	69,537	73,000
Impairment of assets	1,028	48,721
Total operating expenses	78,315	129,208
Operating income (loss)	11,715	(13,302)
Interest and other expense, net	(3,735)	(4,423)
Income (loss) before provision for income taxes	7,980	(17,725)
Benefit for income taxes	(2,547)	(9,246)
Net income (loss)	$10,527	$(8,479)

Net income (loss) per share - basic	$0.21	$(0.17)
Net income (loss) per share - diluted	$0.21	$(0.17)

Weighted average shares outstanding
Basic	50,418	51,010
Diluted	51,247	51,010

Comprehensive income (loss)	$11,956	$(12,097)
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	June 27, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$275,725	$137,311
Accounts receivable, less allowance of $3,446 at June 27, 2020 and $3,824 at March 28, 2020	141,094	165,207
Inventories, net	294,510	270,276
Prepaid expenses and other current assets	48,081	30,845
Total current assets	759,410	603,639
Property, plant and equipment, net	242,969	253,399
Intangible assets, less accumulated amortization of $299,039 at June 27, 2020 and $296,942 at March 28, 2020	137,520	133,106
Goodwill	217,298	210,652
Deferred tax asset	4,088	3,930
Other long-term assets	71,888	62,384
Total assets	$1,433,173	$1,267,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$231,364	$76,980
Accounts payable	48,459	50,730
Accrued payroll and related costs	36,409	49,471
Other liabilities	91,595	97,641
Total current liabilities	407,827	274,822
Long-term debt, net of current maturities	296,893	305,513
Deferred tax liability	13,116	10,562
Other long-term liabilities	106,768	89,104
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,671,442 shares at June 27, 2020 and 50,322,930 shares at March 28, 2020	507	503
Additional paid-in capital	562,729	553,229
Retained earnings	89,039	78,512
Accumulated other comprehensive loss	(43,706)	(45,135)
Total stockholders’ equity	608,569	587,109
Total liabilities and stockholders’ equity	$1,433,173	$1,267,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net income (loss)	$10,527	$(8,479)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	20,724	27,437
Impairment of assets	1,028	48,721
Share-based compensation expense	6,167	4,730
Deferred tax benefit	(501)	(5,309)
Provision for losses on accounts receivable and inventory	1,193	(1,378)
Other non-cash operating activities	66	50
Change in operating assets and liabilities:
Change in accounts receivable	25,067	22,518
Change in inventories	(24,557)	(37,414)
Change in prepaid income taxes	(3,544)	(3,228)
Change in other assets and other liabilities	865	(8,208)
Change in accounts payable and accrued expenses	(25,223)	(36,812)
Net cash provided by operating activities	11,812	2,628
Cash Flows from Investing Activities:
Capital expenditures	(7,696)	(8,249)
Acquisition	(16,606)	—
Proceeds from divestiture	—	9,808
Proceeds from sale of property, plant and equipment	406	302
Net cash (used in) provided by investing activities	(23,896)	1,861
Cash Flows from Financing Activities:
Net increase in short-term loans	150,000	90,000
Repayment of term loan borrowings	(4,375)	(4,375)
Share repurchases	—	(75,000)
Proceeds from employee stock purchase plan	2,144	1,830
Proceeds from exercise of stock options	1,193	3,635
Other	(11)	—
Net cash provided by financing activities	148,951	16,090
Effect of exchange rates on cash and cash equivalents	1,547	304
Net Change in Cash and Cash Equivalents	138,414	20,883
Cash and Cash Equivalents at Beginning of Period	137,311	169,351
Cash and Cash Equivalents at End of Period	$275,725	$190,234
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,780	$3,535
Income taxes paid	$2,063	$3,078
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$2,364	$2,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 27, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2021 or any other interim period. The Company has assessed its ability to continue as a going concern. As of June 27, 2020, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 28, 2020.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 5, Divestitures and to Note 11, Notes Payable and Long-Term Debt, for information pertaining to three divestitures and a payment on the Company's revolving credit facility, respectively, that occurred subsequent to June 27, 2020. There were no other material recognized or unrecognized subsequent events as of or for the three months ended June 27, 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASC Update No. 2016-13 is intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The Company adopted ASC Update No. 2016-13 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance aligns the accounting implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting for internal-use software licenses. The Company adopted ASC Update No. 2018-15 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three months ended June 27, 2020, the Company incurred $3.5 million of restructuring and turnaround costs under this program. Total cumulative charges under this program are $15.4 million. There were no restructuring and turnaround costs incurred during the three months ended June 29, 2019 under this program.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three months ended June 27, 2020 and June 29, 2019, the Company incurred $0.5 million and $2.0 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $58.7 million. The 2018 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and the 2018 and Prior Programs for the three months ended June 27, 2020, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 and Prior Programs	Total
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,166	(101)	1,065
Payments	(541)	(633)	(1,174)
Balance at June 27, 2020	$1,761	$778	$2,539

The following presents the restructuring costs by line item within our accompanying unaudited condensed consolidated statements of income (loss) and comprehensive income (loss):

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Cost of goods sold	$503	$159
Research and development	319	14
Selling, general and administrative expenses	243	796
	$1,065	$969

As of June 27, 2020, the Company had a restructuring liability of $2.5 million, of which $2.1 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, the Company also incurred costs of $2.9 million that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as turnaround costs. These costs consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the 2020 Program and operational performance improvement initiatives.

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Plasma	$568	$153
Blood Center	154	42
Hospital	129	203
Corporate	214	571
Total	$1,065	$969

Turnaround costs	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Plasma	$—	$48
Blood Center	16	—
Hospital	9	—
Corporate	2,910	1,010
Total	$2,935	$1,058

Total restructuring and turnaround costs	$4,000	$2,027

4. ACQUISITION

On April 1, 2020, the Company acquired all of the outstanding equity of enicor GmbH ("enicor"), the manufacturer of ClotPro®, a new generation whole blood coagulation testing system that is currently available in select European and Asia Pacific markets, for total consideration of $20.5 million, which consisted of upfront payments of $16.6 million and the fair value of contingent consideration of $3.9 million. The contingent consideration, which could total a maximum of $4.5 million, consists of payments related to the achievement of certain revenue and regulatory milestones. The acquisition of this viscoelastic diagnostic device augments the Company's portfolio of hemostasis analyzers within the Hospital business unit.

Purchase Price Allocation

The Company accounted for the acquisition of enicor GmbH as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of June 27, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for enicor completed during the first three months of fiscal 2021:

(In thousands)	June 27, 2020

Inventory	$634
Other current assets	685
Property, plant and equipment	289
Intangible assets	14,090
Goodwill	8,153
Total assets acquired	$23,851
Other current liabilities	289
Contingent consideration (current)	504
Contingent consideration (non-current)	3,416
Deferred tax liability	3,036
Total liabilities assumed	$7,245
Net assets acquired	$16,606

The Company determined the identifiable intangible assets were completed technology, customer relationships and trademark. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 20%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The benefits of adding a viscoelastic diagnostic device to the Company’s portfolio of hemostasis analyzers within the Hospital business unit contributed to an acquisition price in excess of the fair value of net assets acquired for enicor, which resulted in the establishment of goodwill. In addition, the benefits of lower cost manufacturing and complementary sales channels also contributed to the establishment of goodwill for this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period
Completed technology	$13,441	10
Customer relationships	347	10
Trademark	302	10
Total	$14,090	10

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated the acquisition was $0.2 million for three months ended June 27, 2020.

Unaudited Pro Forma Financial Information

enicor had an immaterial impact to the Company's net sales and net income for the period post acquisition through June 27, 2020. The unaudited estimated pro forma impact of the results of the acquisition of enicor as if it was consummated on March 29, 2020 are immaterial.

5. DIVESTITURES

Subsequent to the first quarter, which ended on June 27, 2020, the Company completed or announced the following divestitures.

Fajardo, Puerto Rico Manufacturing Operations

On June 29, 2020, the Company sold its Fajardo, Puerto Rico, manufacturing operations to GVS, S.p.A ("GVS"), a leading provider of advanced filtration solutions for critical applications for $15.5 million ($8.1 million, net of cash transferred). Under the terms of the agreement, Haemonetics retained all intellectual property rights to its proprietary blood filters currently manufactured at its Fajardo facility and GVS acquired certain assets consisting primarily of property, plant and equipment, inventory and cash and has assumed certain related liabilities. In connection with this transaction, the Company and GVS also entered into a long-term supply and development agreement that, among other things, grants GVS exclusive rights to manufacture and supply the blood filters currently produced at the Fajardo facility for Haemonetics. The Company also agreed to provide certain transition services to GVS, generally for a period of up to three months depending on the nature of the service.

As a result of this transaction, Haemonetics recognized a pre-tax impairment charge of $1.0 million in the first quarter of fiscal 2021, as the carrying value of the assets and liabilities in the asset transfer exceeded the net of the $15.5 million of cash proceeds and the expected costs to sell of $1.5 million. As of June 27, 2020, $7.6 million of assets, consisting of the property, plant and equipment included in the transaction and goodwill, were treated as assets held for sale and reclassified to other current assets.

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group ("GPI") for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments). In addition to the cash received upon closing, the Company could receive up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The Company also agreed to provide certain transition services to GPI, generally for a period of one to nine months depending on the nature of the service. As of June 27, 2020, the intellectual property and certain other related assets, including goodwill, associated with the transferred assets totaling $2.3 million were treated as assets held for sale and reclassified to other current assets.

Inlog Holdings France

On July 23, 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital ("Abénex"), a private equity firm based in France. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. This transaction is expected to close in the second quarter of fiscal 2021, subject to Abénex's receipt of financing and the satisfaction of other customary closing conditions.

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.
For the three months ended June 27, 2020, the Company reported an income tax benefit of $2.5 million, representing an effective tax rate benefit of 31.9%. The effective tax rate for the three months ended June 27, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $4.0 million. The effective tax rates were also impacted by the jurisdictional mix of earnings. During the three months ended June 27, 2020, the Company transferred certain intangible assets amongst its wholly-owned subsidiaries prior to the divestiture of its Fajardo, Puerto Rico manufacturing operations. The tax expense on the intercompany sale and the establishment of deferred tax assets (including the associated valuation allowance impacts) were included in the computation of the annual effective tax rate.

For the three months ended June 29, 2019, the Company reported an income tax benefit of $9.2 million, representing an effective tax rate of 52.2%. The effective tax rate for the three months ended June 29, 2019 was higher than the U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, as well as the impact of the divestiture of the Union liquid solutions operation recorded in pretax income which resulted in a worldwide pretax loss for the quarter. The tax rate for the three months ended June 29, 2019 benefited from a discrete stock compensation windfall benefit of $4.9 million.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 27, 2020	June 29, 2019
Basic EPS
Net income (loss)	$10,527	$(8,479)
Weighted average shares	50,418	51,010
Basic income (loss) per share	$0.21	$(0.17)
Diluted EPS
Net income (loss)	$10,527	$(8,479)
Basic weighted average shares	50,418	51,010
Net effect of common stock equivalents	829	—
Diluted weighted average shares	51,247	51,010
Diluted income (loss) per share	$0.21	$(0.17)

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three months ended June 27, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million anti-dilutive shares. For the three months ended June 29, 2019, the Company recognized a net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as its inclusion would have an anti-dilutive effect.

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

As of June 27, 2020, the Company had $21.9 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 62% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of June 27, 2020 and March 28, 2020, the Company had contract assets of $6.1 million and $5.0 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the condensed consolidated balance sheets.

As of June 27, 2020 and March 28, 2020, the Company had contract liabilities of $21.5 million and $20.8 million, respectively. During the three months ended June 27, 2020, the Company recognized $8.9 million of revenue that was included in the above March 28, 2020 contract liability balance. Contract liabilities are classified as other liabilities and other long-term liabilities on the condensed consolidated balance sheets.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	June 27, 2020	March 28, 2020
Raw materials	$76,224	$76,867
Work-in-process	11,351	11,021
Finished goods	206,935	182,388
Total inventories	$294,510	$270,276

10. LEASES

Lessee Activity

During the first quarter of fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. The Company's current manufacturing operations in Leetsdale, PA will be relocated. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During the first quarter of fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement.

11. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At June 27, 2020, $319.4 million was outstanding under the Term Loan with an effective interest rate of 1.4% and $210.0 million was outstanding on the Revolving Credit Facility. On July 15, 2020, subsequent to the balance sheet date, the Company reduced its borrowings on the Revolving Credit Facility by $60.0 million. The Company also has $26.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 27, 2020.

The Company has required scheduled principal payments of $17.5 million during the remainder of fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of June 27, 2020.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended June 27, 2020, 43.2% of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of June 27, 2020 and March 28, 2020 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $67.5 million as of June 27, 2020 and $93.8 million as of March 28, 2020. At June 27, 2020, a gain of $1.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of June 27, 2020 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $131.7 million as of June 27, 2020 and $98.0 million as of March 28, 2020.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the three months ended June 27, 2020, a loss of $2.1 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

Trade Receivables

In the ordinary course of business, the Company grants trade credit to its customers on normal credit terms. In an effort to reduce its credit risk, the Company (i) establishes credit limits for all customers, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables, and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

The Company's allowance for credit losses is maintained for trade accounts receivable based on the expected collectability, the historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. Effective March 29, 2020, the Company adopted Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. For example, potential adverse changes to customer liquidity from new macroeconomic events such as the COVID-19 pandemic must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns as a result of the pandemic.

The following is a rollfoward of the allowance for credit losses:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Beginning balance	$3,824	$3,937
Credit loss expense	(259)	(299)
Write-offs	(119)	(14)
Ending balance	$3,446	$3,624

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended June 27, 2020:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Designated foreign currency hedge contracts, net of tax	$1,883	$(129)	Net revenues, COGS and SG&A	$(248)	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(1,842)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(3,131)	$(1,013)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of June 27, 2020 or March 28, 2020. As of June 27, 2020, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 27, 2020, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its condensed consolidated balance sheets as of June 27, 2020 and March 28, 2020:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		June 27, 2020	March 28, 2020
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$227	$839
Non-designated foreign currency hedge contracts	Other current assets	164	$377
		$391	$1,216
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,073	$1,854
Non-designated foreign currency hedge contracts	Other current liabilities	68	1,435
Designated interest rate swaps	Other current liabilities	5,875	5,581
Designated interest rate swaps	Other long-term liabilities	9,243	9,475
		$16,259	$18,345

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 27, 2020 and March 28, 2020.

	As of June 27, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$171,313	$—	$—	$171,313
Designated foreign currency hedge contracts	—	227	—	227
Non-designated foreign currency hedge contracts	—	164	—	164
	$171,313	$391	$—	$171,704
Liabilities
Designated foreign currency hedge contracts	$—	$1,073	$—	$1,073
Non-designated foreign currency hedge contracts	—	68	—	68
Designated interest rate swaps	—	15,118	—	15,118
Contingent consideration	—	—	3,920	3,920
	$—	$16,259	$3,920	$20,179

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,564	$—	$—	$44,564
Designated foreign currency hedge contracts	—	839	—	839
Non-designated foreign currency hedge contracts	—	377	—	377
	$44,564	$1,216	$—	$45,780
Liabilities
Designated foreign currency hedge contracts	$—	$1,854	$—	$1,854
Non-designated foreign currency hedge contracts	—	1,435	—	1,435
Designated interest rate swaps	—	15,056	—	15,056
	$—	$18,345	$—	$18,345

Foreign currency hedge contracts - The fair value of foreign currency hedge contracts was measured using significant other observable inputs and valued by reference to over-the-counter quoted market prices for similar instruments. The Company does not believe that the fair value of these derivative instruments differs significantly from the amount that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.

Interest rate swaps - The fair value of interest rate swaps are measured using the present value of expected future cash flows using market-based observable inputs, including credit risk and interest rate yield curves. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.

Contingent consideration - The fair value of contingent consideration liabilities is based on significant unobservable inputs, including management estimates and assumptions, and are measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of contingent consideration has been classified as level 3 within the fair value hierarchy. The recurring level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	June 27, 2020	Technique	Input	Range
Revenue-based payments	$1,900	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payments	$2,000	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of June 27, 2020, the maximum potential contingent consideration that the Company could be required to pay is $4.5 million. The fair value of contingent consideration associated with acquisitions was $3.9 million at June 27, 2020. As of June 27, 2020, $0.5 million was included in other current liabilities and $3.4 million was included in other liabilities on the condensed consolidated balance sheet.

Reconciliation of the change in the fair value of contingent consideration are included in the following table:

(In thousands)
Balance at March 28, 2020	$—
Acquisition date fair value of contingent consideration	3,920
Balance at June 27, 2020	$3,920

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value.

13. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. The Company believes there are no proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on the financial condition or results of operations. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.

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

Following the reorganization, the Company's reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, asset impairments, accelerated depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation, transaction costs and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Net revenues
Plasma	$68,715	$110,763
Blood Center	79,314	77,996
Hospital	45,571	47,187
Net revenues by business unit	193,600	235,946
Service (1)	5,082	4,866
Effect of exchange rates	(3,105)	(2,361)
Net revenues	$195,577	$238,451
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Segment operating income
Plasma	$36,350	$53,725
Blood Center	38,745	37,719
Hospital	17,783	18,916
Segment operating income	92,878	110,360
Corporate expenses (1)	(65,062)	(61,703)
Effect of exchange rates	711	2,769
Impairment of assets and other related charges	(964)	(51,166)
Deal amortization	(8,263)	(5,974)
PCS2 accelerated depreciation and related costs	(1,542)	(5,528)
Restructuring and turnaround costs	(4,000)	(2,027)
European Medical Device Regulation costs and other	(753)	(33)
Transaction costs	(1,290)	—
Operating income (loss)	$11,715	$(13,302)
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

Net revenues by product line are as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
Plasma products and services	$88,713	$129,745
Blood Center products and services	60,667	59,907
Hospital products and services	46,197	48,799
Net revenues	$195,577	$238,451
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019
United States	$111,009	$156,375
Japan	16,831	15,467
Europe	43,019	36,753
Asia	22,384	28,641
Other	2,334	1,215
Net revenues	$195,577	$238,451

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
Other comprehensive income (loss) before reclassifications(1)	1,534	—	(1,247)	287
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	1,142	1,142
Net current period other comprehensive income (loss)	1,534	—	(105)	1,429
Balance as of June 27, 2020	$(29,566)	$(209)	$(13,931)	$(43,706)

(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

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

Recent Developments

COVID-19 Update

We continue to closely manage the impacts of the COVID-19 pandemic on our business results of operations and financial condition. The progression of the COVID-19 pandemic during the first quarter of fiscal 2021 significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Our priorities continue to be business continuity, the safety of our employees and cash preservation while continuing to invest in organic growth opportunities. Our manufacturing and supply chain remain operational without any shutdowns or significant disruptions and we continue to operate in all of our markets.

Although the pace and timing of the recovery is uncertain, we remain confident in the long term strength of the end markets that we serve across our three business units. For additional information regarding the expected impacts to our business units and the various risks posed by the COVID-19 pandemic, refer to Results of Operations within Management's Discussion and Analysis and Risk Factors contained in this Quarterly Report on Form 10-Q.

Acquisition

On April 1, 2020, we acquired enicor GmbH ("enicor"), the manufacturer of ClotPro®, a new generation whole blood coagulation testing system that is currently available in select European and Asia Pacific markets, for total consideration of $20.5 million, which consisted of upfront payments of $16.6 million and the fair value of contingent consideration of $3.9 million. The contingent consideration, which could total a maximum of $4.5 million, consists of payments related to the achievement of certain revenue and regulatory milestones. The acquisition of this viscoelastic diagnostic device augments the Company's portfolio of hemostasis analyzers within the Hospital business unit. Refer to Note 4, Acquisition, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

Divestitures

Fajardo, Puerto Rico Manufacturing Operations

On June 29, 2020, we sold our Fajardo, Puerto Rico, manufacturing operations to GVS, S.p.A ("GVS"), a leading provider of advanced filtration solutions for critical applications for $15.5 million ($8.1 million, net of cash transferred). Under the terms of the agreement, Haemonetics retained all intellectual property rights to its proprietary blood filters currently manufactured at its Fajardo facility and GVS acquired certain assets consisting primarily of property, plant and equipment, inventory and cash and has assumed certain related liabilities. In addition, the two parties entered into a long-term supply and development agreement that, among other things, grants GVS exclusive rights to manufacture and supply the blood filters currently produced at the Fajardo facility for Haemonetics. This divestiture will allow Haemonetics to utilize GVS' experience and scale in filtration to deliver reliable, cost-efficient products to its customers. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

U.S. Blood Donor Management Software

On July 1, 2020, we sold certain U.S. blood donor management software solution assets within our Blood Center business unit to the GPI Group for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments). In addition to the cash received upon closing, we may also receive up to an additional $14.0 million, contingent upon the achievement of certain performance measures. This divestiture better positions Haemonetics for sustainable growth by enabling the Company to focus on its core capabilities while delivering quality products and services where it brings distinct value. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information

Inlog Holdings France

On July 23, 2020, we entered into a definitive agreement to sell our wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital ("Abénex"), a private equity firm based in France. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. This divestiture and the sale of our U.S. blood donor management software better position us to focus on our growth segments. This transaction is expected to close in the second quarter of fiscal 2021, subject to Abénex's receipt of financing and the satisfaction of other customary closing conditions.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During the three months ended June 27, 2020, we incurred $3.5 million of restructuring and turnaround costs under this program.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 27, 2020	June 29, 2019	% Increase/ (Decrease)
Net revenues	$195,577	$238,451	(18.0)%
Gross profit	$90,030	$115,906	(22.3)%
% of net revenues	46.0%	48.6%
Operating expenses	$78,315	$129,208	(39.4)%
Operating income (loss)	$11,715	$(13,302)	n/m
% of net revenues	6.0%	(5.6)%
Interest and other expense, net	$(3,735)	$(4,423)	(15.6)%
Income (loss) before provision for income taxes	$7,980	$(17,725)	n/m
Benefit for income taxes	$(2,547)	$(9,246)	(72.5)%
% of pre-tax income	(31.9)%	52.2%
Net income (loss)	$10,527	$(8,479)	n/m
% of net revenues	5.4%	(3.6)%
Net income (loss) per share - basic	$0.21	$(0.17)	n/m
Net income (loss) per share - diluted	$0.21	$(0.17)	n/m

Net revenues decreased 18.0% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, net revenues decreased 17.5% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Revenue decreases in Plasma and Hospital due to the COVID-19 pandemic primarily drove the overall decrease in revenue during the three months ended June 27, 2020.

Operating income increased for the three months ended June 27, 2020, as compared with the same period of fiscal 2020, primarily due to impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL in the prior year and incremental savings from the 2020 Program. The increase was partially offset by the impact of the COVID-19 pandemic on revenue and gross margin, net of savings in operating expenses from cost containment actions taken to offset these negative effects.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	Reported growth	Currency impact	Constant currency growth (1)
United States	$111,009	$156,375	(29.0)%	—%	(29.0)%
International	84,568	82,076	3.0%	(0.8)%	3.8%
Net revenues	$195,577	$238,451	(18.0)%	(0.5)%	(17.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 85 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 43.2% of total net revenues during the three months ended June 27, 2020, as compared with 34.4% during the three months ended June 29, 2019. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$68,211	$110,422	(38.2)%	(0.2)%	(38.0)%
Blood Center	77,789	75,803	2.6%	0.9%	1.7%
Hospital (2)	44,839	47,697	(6.0)%	(2.6)%	(3.4)%
Service	4,738	4,529	4.6%	0.1%	4.5%
Net revenues	$195,577	$238,451	(18.0)%	(0.5)%	(17.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes Hemostasis Management revenue of $24.0 million and $24.4 million during the three months ended June 27, 2020 and June 29, 2019, respectively. Hemostasis Management revenue decreased 1.6% in the first quarter of fiscal 2021, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 3.2% in the first quarter of fiscal 2021, as compared with the same period of fiscal 2020.

Plasma

Plasma revenue decreased 38.2% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Plasma revenue decreased 38.0% for the three months ended June 27, 2020, as compared with the same period of fiscal 2020. This revenue decrease was driven by a decline in the volume of plasma disposables, primarily in the U.S., due to the COVID-19 pandemic. Declines in plasma liquid solutions as a result of certain strategic exits within our plasma liquid solutions business and declines in software revenue due to a one time favorable impact in the prior year period also contributed to the decrease.

We anticipate a continued negative impact from COVID-19 on our fiscal 2021 Plasma results as factors like stay at home orders, limited public transportation and border travel, college campus closures and reticence to donate will continue to impact our revenue throughout the COVID-19 pandemic and recovery. While we expect a return to historic collection volume growth rates in the future, we anticipate that the recovery of plasma collection volumes will be protracted due to the uncertainty of COVID-19. We remain confident in the strength of the plasma end market as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

Blood Center

Blood Center revenue increased 2.6% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Blood Center revenue increased 1.7% for the three months ended June 27, 2020, as compared with the same period of fiscal 2020. The increase during the three months ended June 27, 2020 was primarily driven by an increase in apheresis revenue in international indirect markets due to order timing, partially offset by declines in apheresis revenue as certain customers converted to alternative sources of supply. The expected impact of the loss of this apheresis business is an incremental revenue decline of approximately $17 million in fiscal 2021 as compared with fiscal 2020. Declines in whole blood disposables and software revenue in the U.S. also partially offset the overall increase in Blood Center revenue.

During the three months ended June 27, 2020, the impact of COVID-19 on the Blood Center business unit was limited as distributors and blood collectors made large stocking orders in response to the COVID-19 pandemic, particularly in Europe and the Middle East. Despite the strong first quarter performance, we expect that the benefit of the high stocking orders may reverse as customers' risk aversion returns to normal along with safety stock levels. While hospital procedures have resumed, we anticipate that it will take time for procedure volumes to fully revert back to pre-COVID-19 levels, which may temporarily reduce the demand for blood products in fiscal 2021.

Hospital

Hospital revenue decreased 6.0% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hospital revenue decreased 3.4% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. The decrease during the three months ended June 27, 2020 was primarily due to a decline in Cell Salvage and TEG disposables revenue due to the COVID-19 pandemic, partially offset by an increase in TEG equipment sales, primarily in Europe.

During the three months ended June 27, 2020, revenue in the Hospital business unit was negatively impacted by several COVID-19 related factors, such as procedure declines, the diversion of hospital resources to critical ICU needs and restricted access for sales teams. We experienced these declines primarily in China and the U.S., however, as the first quarter of fiscal 2021 progressed, we began to see some recovery in both markets as restrictions in China eased compared with the prior quarter and hospitals in the U.S. began to reopen. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve sequentially quarter over quarter with a return to normal levels anticipated by the end of our fiscal year.

Gross Profit

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	% Increase/ (Decrease)
Gross profit	$90,030	$115,906	(22.3)%
% of net revenues	46.0%	48.6%

Gross profit decreased 22.3% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, gross profit decreased 20.5% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. The decrease in gross profit margin during the three months ended June 27, 2020 was primarily driven by increased costs associated with enhanced safety protocols within our manufacturing and supply chain operations and other operational costs incurred as a result of the COVID-19 pandemic as well as product mix. This decline was partially offset by lower depreciation expense and productivity savings from the 2020 Program.

Operating Expenses

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	% Increase/ (Decrease)
Research and development	$7,750	$7,487	3.5%
% of net revenues	4.0%	3.1%
Selling, general and administrative	$69,537	$73,000	(4.7)%
% of net revenues	35.6%	30.6%
Impairment of assets	$1,028	$48,721	100.0%
% of net revenues	0.5%	20.4%
Total operating expenses	$78,315	$129,208	(39.4)%
% of net revenues	40.0%	54.2%

Research and Development

Research and development expenses increased 3.5% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, research and development expenses increased 4.3% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. The increase during the three months ended June 27, 2020 was driven by restructuring and turnaround costs primarily related to the 2020 Program as well as investments in the TEG portfolio. The increase was partially offset by cost savings associated with the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4.7% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 3.8% during the three months ended June 27, 2020, as compared with the same period of fiscal 2020. The decrease during the three months ended June 27, 2020 was primarily due to cost containment actions taken to offset the negative effects related to the COVID-19 pandemic and incremental productivity savings from the 2020 Program. These decreases were partially offset by share-based compensation and continued investments, primarily in the Hospital business unit.

Impairment of assets

We recognized impairment charges of $1.0 million during the three months ended June 27, 2020 in connection with the sale of our Fajardo, Puerto Rico, manufacturing operations. During the three months ended June 29, 2019, we recognized $48.7 million of impairment charges in connection with the sale of our Union, South Carolina facility. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures.

Interest and Other Expense, Net

Interest expense from our $350.0 million term loan and $350.0 million revolving loan constitutes the majority of our interest and other expenses. During the three months ended June 27, 2020, our interest expense associated with this debt declined by $1.2 million despite higher loan borrowings in the current year period due to a decrease in the effective interest rate. The effective interest rate on total debt outstanding as of June 27, 2020 was 1.4%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three months ended June 27, 2020, we reported an income tax benefit of $2.5 million, representing an effective tax rate benefit of 31.9%. The effective tax rate for the three months ended June 27, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $4.0 million. The effective tax rates were also impacted by the jurisdictional mix of earnings.

For the three months ended June 29, 2019, we reported an income tax benefit of $9.2 million, representing an effective tax rate of 52.2%. The effective tax rate for the three months ended June 29, 2019 was higher than the U.S. statutory tax rate primarily due to the jurisdictional mix of earnings, as well as the impact of the divestiture of the Union liquid solutions operation recorded in pretax income which resulted in a worldwide pretax loss for the quarter. The tax rate for the three months ended June 29, 2019 benefited from a discrete stock compensation windfall benefit of $4.9 million.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 27, 2020	March 28, 2020
Cash & cash equivalents	$275,725	$137,311
Working capital	$351,583	$328,817
Current ratio	1.9	2.2
Net debt(1)	$(252,532)	$(245,182)
Days sales outstanding (DSO)	65	62
Inventory turnover	1.2	1.7
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three months ended June 27, 2020, we incurred $3.5 million of restructuring and turnaround costs under this program.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to investments, capital expenditures, including production of the NexSys PCS and Plasma plant capacity expansions, cash payments under the loan agreement and restructuring and turnaround initiatives.

As of June 27, 2020, we had $275.7 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, the "Credit Facilities"). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At June 27, 2020, $319.4 million was outstanding under the term loan with an effective interest rate of 1.4% and $210.0 million was outstanding on the revolving credit line. In July 2020, we repaid $60.0 million of the outstanding balance on the revolving loan. We also had $26.2 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of June 27, 2020.

We have scheduled principal payments of $17.5 million required during the remainder of fiscal 2020. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of June 27, 2020.

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. As of June 27, 2020, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million.

We continue to manage the ongoing impacts of the COVID-19 pandemic. While the duration and impacts of the pandemic remain uncertain, we have been successful in preserving cash by implementing a number of actions including restricting travel, reducing certain compensation-related items and non-essential spending and delaying hiring. We will continue to invest in our business with a bias towards organic growth and innovation that will continue to expand our commercial capabilities. Our commitment to our shareholders will continue to be an important element of our capital allocation strategy in fiscal 2021, however, our priority will be focused on providing the appropriate levels of funding across our organization and ensuring that we are well positioned to address any challenges that may arise over the course of the pandemic. As a result, we do not anticipate any share repurchases in the first half of fiscal 2021.

Cash Flows

	Three Months Ended
(In thousands)	June 27, 2020	June 29, 2019	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$11,812	$2,628	$9,184
Investing activities	(23,896)	1,861	(25,757)
Financing activities	148,951	16,090	132,861
Effect of exchange rate changes on cash and cash equivalents(1)	1,547	304	1,243
Net change in cash and cash equivalents	$138,414	$20,883
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $9.2 million during the three months ended June 27, 2020, as compared with the three months ended June 29, 2019. The increase in cash provided by operating activities was primarily the result of an increase in working capital as compared with the prior year period due to lower increases in inventory build, primarily related to NexSys PCS devices, a large payment to a key service provider in the prior year period and increased collections of accounts receivable. The reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period, partially offset this increase.

Net cash used in investing activities increased by $25.8 million during the three months ended June 27, 2020, as compared with the three months ended June 29, 2019. The increase in cash used in investing activities was primarily the result of cash paid for the acquisition of enicor and proceeds received related to the divestiture of our plasma liquid solutions operations in the prior year period.

Net cash provided by financing activities increased by $132.9 million during the three months ended June 27, 2020, as compared with the three months ended June 29, 2019, primarily due to a decrease in share repurchases compared with the prior year period and an increase in borrowings on our revolving credit facility, net of payments.

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

Foreign Exchange

During the three months ended June 27, 2020, 43.2% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Standards to be Implemented

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Update No. 2019-12, Income Taxes (Topic 740). The new guidance will improve consistent application of and simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. ASC Update No. 2019-12 is effective for annual periods beginning after December 15, 2020, and is applicable to us in fiscal 2022. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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
•The effect of the ongoing COVID-19 pandemic, or outbreaks of communicable diseases, on our business, financial conditions and results of operations, which may be heightened if the pandemic and various government responses to it continue for an extended period of time;

•Failure to achieve our long-term strategic and financial-improvement goals;

•Demand for and market acceptance risks for new and existing products, including material reductions in purchasing from or loss of a significant customer;

•Product quality or safety concerns, leading to product recalls, withdrawals, regulatory action by the FDA (or similar non-U.S. regulatory agencies), reputational damage, declining sales or litigation;

•Security breaches of our information technology systems or our products, which could impair our ability to conduct business or compromise sensitive information of the Company or its customers, suppliers and other business partners, or of customers' patients;

•Pricing pressures resulting from trends toward health care cost containment, including the continued consolidation among health care providers and other market participants;

•The continuity, availability and pricing of plastic and other raw materials, finished goods and components used in the manufacturing of our products (including those purchased from sole-source suppliers) and the related continuity of our manufacturing and distribution;

•Our ability to develop new products or enhancements on commercially acceptable terms or at all;

•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Operational Excellence Program;

•The potential that the expected strategic benefits and opportunities from any planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the EU MDR and the associated timing and cost of product approval, and

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

•Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•Our ability to retain and attract key personnel;

•Costs and risks associated with product liability and other litigation claims;

•Our ability to meet our existing debt obligations and raise additional capital when desire on terms reasonably acceptable to us;

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses, and resulting margins;

•The impact of changes in U.S. and international tax laws;

•Market conditions impacting our stock price and/or share repurchase program, and the possibility that our share repurchase program may be delayed, suspended or discontinued; and

•Our ability to protect intellectual property and the outcome of patent litigation.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $15.5 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $17.1 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our term loan and revolving credit facility (together "Credit Facilities"), all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of June 27, 2020 was $319.4 million with an interest rate of 1.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $1.0 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of June 27, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 27, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

Item 2. Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. We had no share repurchases during the three months ended June 27, 2020. The total remaining authorization for repurchases of our common stock under the share repurchase program was $325 million as of June 27, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company*.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101**	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 27, 2020, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_____________________________

*	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

**	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
August 4, 2020	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2020	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)