Form 10-Q
period 2020-09-26
HAEMONETICS CORP
filed 2020-11-04
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of November 2, 2020: 50,777,298

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues	$209,486	$252,566	$405,063	$491,017
Cost of goods sold	103,742	125,566	209,289	248,111
Gross profit	105,744	127,000	195,774	242,906
Operating expenses:
Research and development	6,763	7,422	14,513	14,909
Selling, general and administrative	71,697	77,922	141,234	150,922
Impairment of assets	—	—	1,028	48,721
Gains on divestitures and sale of assets	(31,498)	(8,083)	(31,498)	(8,083)
Total operating expenses	46,962	77,261	125,277	206,469
Operating income	58,782	49,739	70,497	36,437
Interest and other expense, net	(3,826)	(4,651)	(7,561)	(9,074)
Income before provision for income taxes	54,956	45,088	62,936	27,363
Provision (benefit) for income taxes	6,855	7,602	4,308	(1,644)
Net income	$48,101	$37,486	$58,628	$29,007

Net income per share - basic	$0.95	$0.74	$1.16	$0.57
Net income per share - diluted	$0.94	$0.72	$1.15	$0.56

Weighted average shares outstanding
Basic	50,696	50,791	50,557	50,901
Diluted	51,093	52,046	51,170	52,174

Comprehensive income	$53,335	$35,378	$65,291	$23,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	September 26, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$279,169	$137,311
Accounts receivable, less allowance of $2,699 at September 26, 2020 and $3,824 at March 28, 2020	141,533	165,207
Inventories, net	305,224	270,276
Prepaid expenses and other current assets	34,353	30,845
Total current assets	760,279	603,639
Property, plant and equipment, net	240,405	253,399
Intangible assets, less accumulated amortization of $299,450 at September 26, 2020 and $296,942 at March 28, 2020	127,210	133,106
Goodwill	214,594	210,652
Deferred tax asset	4,306	3,930
Other long-term assets	71,380	62,384
Total assets	$1,418,174	$1,267,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$167,001	$76,980
Accounts payable	49,071	50,730
Accrued payroll and related costs	29,226	49,471
Other liabilities	93,270	97,641
Total current liabilities	338,568	274,822
Long-term debt, net of current maturities	297,016	305,513
Deferred tax liability	10,480	10,562
Other long-term liabilities	104,187	89,104
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,703,343 shares at September 26, 2020 and 50,322,930 shares at March 28, 2020	507	503
Additional paid-in capital	568,748	553,229
Retained earnings	137,140	78,512
Accumulated other comprehensive loss	(38,472)	(45,135)
Total stockholders’ equity	667,923	587,109
Total liabilities and stockholders’ equity	$1,418,174	$1,267,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569
Exercise of stock options	2	—	67	—	—	67
Issuance of restricted stock, net of cancellations	30	—	—	—	—	—
Share-based compensation expense	—	—	5,952	—	—	5,952
Net income	—	—	—	48,101	—	48,101
Other comprehensive income	—	—	—	—	5,234	5,234
Balance, September 26, 2020	50,703	$507	$568,748	$137,140	$(38,472)	$667,923

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966
Exercise of stock options	64	1	2,409	—	—	2,410
Shares repurchased	(360)	(4)	1,274	(51,270)	—	(50,000)
Issuance of restricted stock, net of cancellations	133	1	(1)	—	—	—
Share-based compensation expense	—	—	5,000	—	—	5,000
Net income	—	—	—	37,486	—	37,486
Other comprehensive loss	—	—	—	—	(2,108)	(2,108)
Balance, September 28, 2019	50,608	$506	$533,720	$85,634	$(36,106)	$583,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net income	$58,628	$29,007
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	41,603	54,469
Impairment of assets	1,028	48,721
Share-based compensation expense	12,119	9,730
Deferred tax benefit	(3,031)	(7,290)
Provision for losses on accounts receivable and inventory	1,057	(1,857)
Gains on divestitures and sale of assets	(31,498)	(8,083)
Other non-cash operating activities	362	140
Change in operating assets and liabilities:
Change in accounts receivable	22,391	7,806
Change in inventories	(38,189)	(59,439)
Change in prepaid income taxes	(635)	(1,588)
Change in other assets and other liabilities	1,902	(10,616)
Change in accounts payable and accrued expenses	(24,770)	(28,471)
Net cash provided by operating activities	40,967	32,529
Cash Flows from Investing Activities:
Capital expenditures	(16,035)	(17,722)
Acquisition	(16,606)	—
Proceeds from divestitures	44,978	9,808
Proceeds from sale of property, plant and equipment	902	15,739
Net cash provided by investing activities	13,239	7,825
Cash Flows from Financing Activities:
Net increase in short-term loans	90,000	25,000
Repayment of term loan borrowings	(8,750)	(4,375)
Share repurchases	—	(125,000)
Proceeds from employee stock purchase plan	2,144	1,830
Proceeds from exercise of stock options	1,259	6,046
Other	(20)	72
Net cash provided by (used in) financing activities	84,633	(96,427)
Effect of exchange rates on cash and cash equivalents	3,019	(1,248)
Net Change in Cash and Cash Equivalents	141,858	(57,321)
Cash and Cash Equivalents at Beginning of Period	137,311	169,351
Cash and Cash Equivalents at End of Period	$279,169	$112,030
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,637	$6,260
Income taxes paid	$4,099	$8,535
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$4,203	$5,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation ("Haemonetics" or the "Company") presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 26, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2021 or any other interim period. The Company has assessed its ability to continue as a going concern. As of September 26, 2020, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 28, 2020.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 11, Notes Payable and Long-term Debt, for information pertaining to a payment made on the Company's revolving credit facility that occurred subsequent to September 26, 2020. There were no other material recognized or unrecognized subsequent events as of or for the six months ended September 26, 2020.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the "2020 Program") and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and six months ended September 26, 2020, the Company incurred $4.4 million and $8.0 million, respectively, of restructuring and turnaround costs under this program. During both the three and six months ended September 28, 2019, the Company incurred $2.9 million of restructuring and turnaround costs under this program. Total cumulative charges under this program are $19.8 million.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the "2018 Program"), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three months ended September 26, 2020, the Company incurred minimal charges of restructuring and turnaround costs under this program. During the six months ended September 26, 2020, the Company incurred $0.5 million of restructuring and turnaround costs under this program. During the three and six months ended September 28, 2019, the Company incurred $0.9 million and $2.9 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $58.7 million. The 2018 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and the 2018 Program and prior programs for the six months ended September 26, 2020, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 Program and Prior Programs	Total
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,100	(108)	992
Payments	(1,145)	(815)	(1,960)
Balance at September 26, 2020	$1,091	$589	$1,680

The following presents the restructuring costs by line item within our accompanying unaudited condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of goods sold	$(236)	$283	$267	$442
Research and development	(209)	555	110	569
Selling, general and administrative expenses	372	505	615	1,301
	$(73)	$1,343	$992	$2,312

As of September 26, 2020, the Company had a restructuring liability of $1.7 million, of which $1.2 million is payable within the next twelve months.

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

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Plasma	$(87)	$395	$481	$548
Blood Center	20	94	174	136
Hospital	(147)	34	(18)	237
Corporate	141	820	355	1,391
Total	$(73)	$1,343	$992	$2,312

Turnaround costs	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Plasma	$804	$31	$804	$79
Blood Center	490	—	506	—
Hospital	1	—	10	—
Corporate	3,218	2,383	6,128	3,393
Total	$4,513	$2,414	$7,448	$3,472

Total restructuring and turnaround costs	$4,440	$3,757	$8,440	$5,784

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

Purchase Price Allocation

The Company accounted for the acquisition of enicor as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of September 26, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for enicor completed during the first six months of fiscal 2021:

(In thousands)	September 26, 2020

Inventory	$634
Other current assets	685
Property, plant and equipment	289
Intangible assets	14,090
Goodwill	8,153
Total assets acquired	$23,851
Other current liabilities	289
Contingent consideration (current)	504
Contingent consideration (non-current)	3,416
Deferred tax liability	3,036
Total liabilities assumed	$7,245
Net assets acquired	$16,606

The Company determined the identifiable intangible assets were completed technology, customer relationships and a trademark. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 20%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The benefits of adding a viscoelastic diagnostic device to the Company’s portfolio of hemostasis analyzers within the Hospital business unit contributed to an acquisition price in excess of the fair value of net assets acquired for enicor, which resulted in the establishment of goodwill. In addition, the benefits of lower cost manufacturing and complementary sales channels also contributed to the establishment of goodwill for this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period
Completed technology	$13,441	10
Customer relationships	347	10
Trademark	302	10
Total	$14,090	10

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $0.2 million for the three and six months ended September 26, 2020.

Unaudited Pro Forma Financial Information

Enicor had an immaterial impact to the Company's net revenues and net income for the period post acquisition through September 26, 2020. The unaudited estimated pro forma impact of the results of the acquisition of enicor as if it was consummated on March 29, 2020 are immaterial.

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

As a result of this transaction, Haemonetics recognized a pre-tax impairment charge of $1.0 million in the first quarter of fiscal 2021 within the Blood Center business unit, as the carrying value of the assets and liabilities in the asset transfer exceeded the net of the $15.5 million of cash proceeds and an additional contingent liability of $1.5 million. The disposal group consisted of $3.3 million of inventory, $7.2 million of fixed assets, $3.1 million of other liabilities, and $0.4 million of goodwill allocated based on fair value to the business.

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group ("GPI") for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized an $11.7 million gain upon closing of the transaction in the second quarter of fiscal 2021 and to the extent the additional contingent consideration is earned and realized in a future period then such amounts will be recorded as additional gains in such future period. The Company also agreed to provide certain transition services to GPI, generally for a period of one to nine months depending on the nature of the service.

Inlog Holdings France

On September 18, 2020, the Company sold its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital ("Abénex"), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred), of which $29.2 million was received at closing and $1.3 million will be received one-year from the closing date. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. The disposal group included $2.2 million of intangible assets, $2.2 million accounts receivable, $0.3 million other assets, $3.3 million of liabilities and $3.3 million of goodwill allocated based on the fair value of the business which impacted both the Blood Center and Hospital business units. The Company recognized a gain of $19.8 million upon closing of the transaction in the second quarter of fiscal 2021.

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.
For the three and six months ended September 26, 2020, the Company reported income tax expense of $6.9 million and $4.3 million, respectively, representing effective tax rates of 12.5% and 6.8%, respectively. The effective tax rate for the three and six months ended September 26, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $0.1 million and $4.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the three and six months ended September 26, 2020, the Company sold its Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and its wholly-owned subsidiary Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate. Refer to Note 5, Divestitures, for information pertaining to these divestitures.

For the three and six months ended September 28, 2019, the Company reported an income tax provision of $7.6 million and a benefit of $1.6 million, respectively, representing effective tax rates of 16.9% and (6.0)%, respectively. The effective tax rate for the six months ended September 28, 2019 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $4.4 million and $9.3 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union, South Carolina facility.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic EPS
Net income	$48,101	$37,486	$58,628	$29,007
Weighted average shares	50,696	50,791	50,557	50,901
Basic income per share	$0.95	$0.74	$1.16	$0.57
Diluted EPS
Net income	$48,101	$37,486	$58,628	$29,007
Basic weighted average shares	50,696	50,791	50,557	50,901
Net effect of common stock equivalents	397	1,255	613	1,273
Diluted weighted average shares	51,093	52,046	51,170	52,174
Diluted income per share	$0.94	$0.72	$1.15	$0.56

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and six months ended September 26, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million and 0.6 million anti-dilutive shares, respectively. For the three and six months ended September 28, 2019, weighted average shares outstanding, assuming dilution, excludes the impact of 12,421 shares and 0.2 million anti-dilutive shares, respectively.

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

As of September 26, 2020, the Company had $19.1 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 61% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of September 26, 2020 and March 28, 2020, the Company had contract assets of $6.7 million and $5.0 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the condensed consolidated balance sheets.

As of September 26, 2020 and March 28, 2020, the Company had contract liabilities of $17.5 million and $20.8 million, respectively. During the three and six months ended September 26, 2020, the Company recognized $4.8 million and $13.7 million, respectively, of revenue that was included in the above March 28, 2020 contract liability balance. Contract liabilities decreased by an additional $2.5 million during the three and six months ended September 26, 2020 as a result of the sale of certain U.S. blood donor management software solution assets and the Company's wholly-owned subsidiary Inlog Holdings France SAS. Refer to Note 5, Divestitures for additional detail. Contract liabilities are classified as other liabilities and other long-term liabilities on the condensed consolidated balance sheets.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	September 26, 2020	March 28, 2020
Raw materials	$82,349	$76,867
Work-in-process	13,890	11,021
Finished goods	208,985	182,388
Total inventories	$305,224	$270,276

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

11. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the "Term Loan") and a $350.0 million revolving loan (the "Revolving Credit Facility" and together with the Term Loan, the "Credit Facilities"). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At September 26, 2020, $315.0 million was outstanding under the Term Loan with an effective interest rate of 1.4% and $150.0 million was outstanding on the Revolving Credit Facility. On October 8, 2020, subsequent to the balance sheet date, the Company reduced its borrowings on the Revolving Credit Facility by $150.0 million. The Company also has $26.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 26, 2020.

The Company has required scheduled principal payments of $13.1 million during the remainder of fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of September 26, 2020.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended September 26, 2020, 40.8% and 42.0%, respectively, of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of September 26, 2020 and March 28, 2020 were cash flow hedges under ASC 815, Derivatives and Hedging ("ASC 815"). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $42.5 million as of September 26, 2020 and $93.8 million as of March 28, 2020. At September 26, 2020, a gain of $1.6 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of September 26, 2020 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $94.7 million as of September 26, 2020 and $98.0 million as of March 28, 2020.

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

In August 2018, the Company entered into two interest rate swap agreements (the "Swaps") to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the six months ended September 26, 2020, a gain of $2.2 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a rollforward of the allowance for credit losses:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning balance	$3,446	$3,624	$3,824	$3,937
Credit (gain) loss	(483)	586	(742)	286
Write-offs	(264)	(102)	(383)	(115)
Ending balance	$2,699	$4,108	$2,699	$4,108

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income and comprehensive income for the six months ended September 26, 2020:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$(1,610)	$(728)	Net revenues, COGS and SG&A	$(469)	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(3,907)	Interest and other expense, net
Designated interest rate swaps, net of tax	$22	$(2,178)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of September 26, 2020 or March 28, 2020. As of September 26, 2020, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 26, 2020, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its condensed consolidated balance sheets as of September 26, 2020 and March 28, 2020:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		September 26, 2020	March 28, 2020
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$67	$839
Non-designated foreign currency hedge contracts	Other current assets	411	$377
		$478	$1,216
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$989	$1,854
Non-designated foreign currency hedge contracts	Other current liabilities	223	1,435
Designated interest rate swaps	Other current liabilities	6,134	5,581
Designated interest rate swaps	Other long-term liabilities	7,521	9,475
		$14,867	$18,345

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 26, 2020 and March 28, 2020.

	As of September 26, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$167,175	$—	$—	$167,175
Designated foreign currency hedge contracts	—	67	—	67
Non-designated foreign currency hedge contracts	—	411	—	411
	$167,175	$478	$—	$167,653
Liabilities
Designated foreign currency hedge contracts	$—	$989	$—	$989
Non-designated foreign currency hedge contracts	—	223	—	223
Designated interest rate swaps	—	13,655	—	13,655
Contingent consideration	—	—	3,920	3,920
	$—	$14,867	$3,920	$18,787

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,564	$—	$—	$44,564
Designated foreign currency hedge contracts	—	839	—	839
Non-designated foreign currency hedge contracts	—	377	—	377
	$44,564	$1,216	$—	$45,780
Liabilities
Designated foreign currency hedge contracts	$—	$1,854	$—	$1,854
Non-designated foreign currency hedge contracts	—	1,435	—	1,435
Designated interest rate swaps	—	15,056	—	15,056
	$—	$18,345	$—	$18,345

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

Interest rate swaps - The fair values of interest rate swaps are measured using the present value of expected future cash flows using market-based observable inputs, including credit risk and interest rate yield curves. The Company does not believe that the fair values of these derivative instruments differ significantly from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a significant effect on its results of operations, financial condition or cash flows.

Contingent consideration - The fair value of contingent consideration liabilities is based on significant unobservable inputs, including management estimates and assumptions, and is measured based on the probability-weighted present value of the payments expected to be made. Accordingly, the fair value of contingent consideration has been classified as level 3 within the fair value hierarchy. The recurring level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	September 26, 2020	Technique	Input	Range
Revenue-based payments	$1,920	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payment	$2,000	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of September 26, 2020, the maximum potential contingent consideration that the Company could be required to pay is $4.5 million. The fair value of contingent consideration associated with acquisitions was $3.9 million at September 26, 2020. As of September 26, 2020, $0.5 million was included in other current liabilities and $3.4 million was included in other liabilities on the condensed consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 28, 2020	$—
Acquisition date fair value of contingent consideration	3,920
Change in fair value	—
Balance at September 26, 2020	$3,920

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

Following the reorganization, the Company's reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, gains on divestitures and sale of assets, asset impairments and other related charges, accelerated depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation, transaction costs and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues
Plasma	$78,718	$116,381	$147,433	$227,144
Blood Center	74,715	83,667	154,029	161,663
Hospital	51,022	49,662	96,593	96,849
Net revenues by business unit	204,455	249,710	398,055	485,656
Service (1)	5,342	5,276	10,424	10,142
Effect of exchange rates	(311)	(2,420)	(3,416)	(4,781)
Net revenues	$209,486	$252,566	$405,063	$491,017
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment operating income
Plasma	$40,823	$56,776	$77,173	$110,501
Blood Center	33,757	41,208	72,502	78,927
Hospital	21,459	20,851	39,242	39,767
Segment operating income	96,039	118,835	188,917	229,195
Corporate expenses (1)	(56,741)	(63,580)	(121,803)	(125,283)
Effect of exchange rates	3,647	2,501	4,358	5,270
Deal amortization	(8,136)	(5,935)	(16,399)	(11,909)
Restructuring and turnaround costs	(4,440)	(3,757)	(8,440)	(5,784)
Transaction costs	(1,773)	—	(3,063)	—
PCS2 accelerated depreciation and related costs	(644)	(6,534)	(2,186)	(12,062)
European Medical Device Regulation costs and other	(736)	180	(1,489)	147
Impairment of assets and other related charges	68	(54)	(896)	(51,220)
Gains on divestitures and sale of assets	31,498	8,083	31,498	8,083
Operating income	$58,782	$49,739	$70,497	$36,437
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

Net revenues by product line are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Plasma products and services	$97,710	$135,849	$186,423	$265,594
Blood Center products and services	59,233	65,615	119,900	125,522
Hospital products and services	52,543	51,102	98,740	99,901
Net revenues	$209,486	$252,566	$405,063	$491,017
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$123,984	$161,880	$234,993	$318,255
Japan	19,645	20,376	36,476	35,843
Europe	38,648	38,074	81,667	74,827
Asia	26,168	30,192	48,552	58,833
Other	1,041	2,044	3,375	3,259
Net revenues	$209,486	$252,566	$405,063	$491,017

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
Other comprehensive income (loss) before reclassifications(1)	5,345	—	(1,588)	3,757
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	2,906	2,906
Net current period other comprehensive income	5,345	—	1,318	6,663
Balance as of September 26, 2020	$(25,755)	$(209)	$(12,508)	$(38,472)
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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. "Hospital", which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

PersonaTM

On October 2, 2020, we received U.S. Food and Drug Administration ("FDA") 510(k) clearance for our NexSys PCS® with Persona technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor's body composition. The new, proprietary Persona technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting the plasma industry.

COVID-19

We continue to closely manage the impacts of the COVID-19 pandemic on our business results of operations and financial condition. The progression of the COVID-19 pandemic during the first half of fiscal 2021 significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Our priorities continue to be the safety of our employees, business continuity and cash preservation while continuing to invest in organic growth opportunities. Our manufacturing and supply chain remain operational without any shutdowns or significant disruptions and we continue to operate in all of our markets.

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

U.S. Blood Donor Management Software

On July 1, 2020, we sold certain U.S. blood donor management software solution assets within our Blood Center business unit to the GPI Group for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and recognized an $11.7 million gain on the sale. In addition to the cash received upon closing, we may also receive up to an additional $14.0 million, contingent upon the achievement of certain performance measures. This divestiture better positions Haemonetics for sustainable growth by enabling the Company to focus on its core capabilities while delivering quality products and services where it brings distinct value.

Inlog Holdings France

On September 18, 2020, we sold our wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital ("Abénex"), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred) and recognized a gain of $19.8 million. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. This divestiture and the sale of our U.S. blood donor management software better position us to focus on our growth segments.

Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the "2020 Program") and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During the three and six months ended September 26, 2020, we incurred $4.4 million and $8.0 million, respectively, of restructuring and turnaround costs under this program.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)
Net revenues	$209,486	$252,566	(17.1)%	$405,063	$491,017	(17.5)%
Gross profit	$105,744	$127,000	(16.7)%	$195,774	$242,906	(19.4)%
% of net revenues	50.5%	50.3%		48.3%	49.5%
Operating expenses	$46,962	$77,261	(39.2)%	$125,277	$206,469	(39.3)%
Operating income	$58,782	$49,739	18.2%	$70,497	$36,437	93.5%
% of net revenues	28.1%	19.7%		17.4%	7.4%
Interest and other expense, net	$(3,826)	$(4,651)	(17.7)%	$(7,561)	$(9,074)	(16.7)%
Income before provision for income taxes	$54,956	$45,088	21.9%	$62,936	$27,363	n/m
Provision (benefit) for income taxes	$6,855	$7,602	(9.8)%	$4,308	$(1,644)	n/m
% of pre-tax income	12.5%	16.9%		6.8%	(6.0)%
Net income	$48,101	$37,486	28.3%	$58,628	$29,007	n/m
% of net revenues	23.0%	14.8%		14.5%	5.9%
Net income per share - basic	$0.95	$0.74	28.4%	$1.16	$0.57	n/m
Net income per share - diluted	$0.94	$0.72	30.6%	$1.15	$0.56	n/m

Net revenues decreased 17.1% and 17.5% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, net revenues decreased 17.7% and 17.6% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Revenue decreases in Plasma due to the COVID-19 pandemic primarily drove the overall decrease in revenue during the three and six months ended September 26, 2020.

Operating income increased during the three months ended September 26, 2020, as compared with the same period of fiscal 2020, due to the gains on divestitures and incremental savings from the 2020 Program. The absence of impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL in the prior year also contributed to the increase during the six months ended September 26, 2020. These increases were partially offset by the impact of the COVID-19 pandemic on revenue and gross margin, net of savings in operating expenses from cost containment actions taken to offset these negative effects.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
United States	$123,984	$161,880	(23.4)%	—%	(23.4)%
International	85,502	90,686	(5.7)%	2.1%	(7.8)%
Net revenues	$209,486	$252,566	(17.1)%	0.6%	(17.7)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

	Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
United States	$234,993	$318,255	(26.2)%	—%	(26.2)%
International	170,070	172,762	(1.6)%	0.7%	(2.3)%
Net revenues	$405,063	$491,017	(17.5)%	0.1%	(17.6)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 85 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 40.8% and 42.0%, respectively, of total net revenues during the three and six months ended September 26, 2020, as compared with 35.9% and 35.2%, respectively, during the three and six months ended September 28, 2019. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 26, 2020	September 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$78,408	$115,925	(32.4)%	—%	(32.4)%
Blood Center	74,913	81,982	(8.6)%	2.1%	(10.7)%
Hospital (2)	50,978	49,702	2.6%	(0.1)%	2.7%
Service	5,187	4,957	4.6%	3.3%	1.3%
Net revenues	$209,486	$252,566	(17.1)%	0.6%	(17.7)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes Hemostasis Management revenue of $26.0 million and $24.8 million during the three months ended September 26, 2020 and September 28, 2019, respectively. Hemostasis Management revenue increased 4.9% in the second quarter of fiscal 2021, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 5.6% in the second quarter of fiscal 2021, as compared with the same period of fiscal 2020.

	Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$146,619	$226,347	(35.2)%	(0.1)%	(35.1)%
Blood Center	152,702	157,785	(3.2)%	1.5%	(4.7)%
Hospital (2)	95,817	97,399	(1.6)%	(1.3)%	(0.3)%
Service	9,925	9,486	4.6%	1.8%	2.8%
Net revenues	$405,063	$491,017	(17.5)%	0.1%	(17.6)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See "Management's Use of Non-GAAP Measures."
(2) Hospital revenue includes Hemostasis Management revenue of $50.0 million and $49.2 million during the six months ended September 26, 2020 and September 28, 2019, respectively. Hemostasis Management revenue increased 1.7% in the first six months of fiscal 2021, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 4.4% in the first six months of fiscal 2021, as compared with the same period of fiscal 2020.

Plasma

Plasma revenue decreased 32.4% and 35.2% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Plasma revenue decreased 32.4% and 35.1% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. This revenue decrease during the three and six months ended September 26, 2020 was driven by a decline in the volume of plasma disposables, primarily in the U.S., due to the COVID-19 pandemic and declines in plasma liquid solutions as a result of certain strategic exits within our plasma liquid solutions business. Additionally, declines in software revenue due to a one time favorable impact in the prior year period also contributed to the decrease during the six months ended September 26, 2020.

While we experienced slight improvements during three months ended September 26, 2020 compared with the prior quarter, we anticipate a continued negative impact from COVID-19 on our fiscal 2021 Plasma results. The timing of the plasma collection recovery remains uncertain as our customers respond to declines in donor traffic. While we expect a return to historic collection volume growth rates in the future, we anticipate that the recovery of plasma collection volumes will be protracted. We remain confident in the strength of the plasma end market as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

Blood Center

Blood Center revenue decreased 8.6% and 3.2% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Blood Center revenue decreased 10.7% and 4.7% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. The decrease during the three and six months ended September 26, 2020 was primarily driven by declines in apheresis revenue as certain customers converted to alternative sources of supply. The expected impact of the loss of this apheresis business is an incremental revenue decline of approximately $17 million in fiscal 2021 as compared with fiscal 2020. The divestiture of certain U.S. blood donor management software solution assets and continued declines in whole blood disposables also contributed to the decrease. The decrease during the six months ended September 26, 2020 was partially offset by growth and order timing of international sales.

While we have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic, we may experience a partial reversal in future periods. Although hospital procedures have resumed, we anticipate that it will take time for procedure volumes to fully revert back to pre-COVID-19 levels, which may temporarily reduce the demand for blood products in fiscal 2021.

Hospital

Hospital revenue increased 2.6% and decreased 1.6% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Hospital revenue increased 2.7% and decreased 0.3% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. The increase during the three months ended September 26, 2020 was primarily due to an increase in TEG disposables revenue in the U.S. and Transfusion Management growth in Europe, partially offset by declines in Cell Salvage. The decrease during the six months ended September 26, 2020 was primarily due to a decline in Cell Salvage revenue as a result of the COVID-19 pandemic, partially offset by increases in Transfusion Management and Hemostasis Management sales.

During the six months ended September 26, 2020, revenue in the Hospital business unit was negatively impacted by COVID-19. We experienced these declines primarily in China and the U.S., however, we had consistent improvement in the second quarter of fiscal 2021 in both markets as restrictions in China eased and hospitals in the U.S. experienced an increase in procedure volume compared with the prior quarter. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels anticipated by the end of our fiscal year.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)
Gross profit	$105,744	$127,000	(16.7)%	$195,774	$242,906	(19.4)%
% of net revenues	50.5%	50.3%		48.3%	49.5%

Gross profit decreased 16.7% and 19.4% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, gross profit decreased 18.3% and 19.3% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. The decrease in gross profit margin during the three and six months ended September 26, 2020 was primarily driven by decreased sales volume, unfavorable product mix and higher operational costs as a result of the COVID-19 pandemic. The decline was partially offset by lower depreciation expense and productivity savings from the 2020 Program.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)	September 26, 2020	September 28, 2019	% Increase/ (Decrease)
Research and development	$6,763	$7,422	(8.9)%	$14,513	$14,909	(2.7)%
% of net revenues	3.2%	2.9%		3.6%	3.0%
Selling, general and administrative	$71,697	$77,922	(8.0)%	$141,234	$150,922	(6.4)%
% of net revenues	34.2%	30.9%		34.9%	30.7%
Impairment of assets	$—	$—	—%	$1,028	$48,721	(97.9)%
% of net revenues	—%	—%		0.3%	9.9%
Gains on divestitures and sale of assets	$(31,498)	$(8,083)	n/m	$(31,498)	$(8,083)	n/m
% of net revenues	(15.0)%	(3.2)%		(7.8)%	(1.6)%
Total operating expenses	$46,962	$77,261	(39.2)%	$125,277	$206,469	(39.3)%
% of net revenues	22.4%	30.6%		30.9%	42.0%

Research and Development

Research and development expenses decreased 8.9% and 2.7% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, research and development expenses decreased 9.0% and 2.3% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. The decrease during the three and six months ended September 26, 2020 was driven by cost savings primarily related to the 2020 Program, partially offset by continued investments, primarily in our Hospital Business unit.

Selling, General and Administrative

Selling, general and administrative expenses decreased 8.0% and 6.4% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 8.3% and 6.2% during the three and six months ended September 26, 2020, respectively, as compared with the same periods of fiscal 2020. The decrease during the three and six months ended September 26, 2020 was due to a reduction in variable compensation, cost containment actions taken to offset the negative effects related to the COVID-19 pandemic and incremental productivity savings from the 2020 Program.

Impairment of assets

We recognized impairment charges of $1.0 million during the six months ended September 26, 2020 in connection with the sale of our Fajardo, Puerto Rico, manufacturing operations. During the six months ended September 28, 2019, we recognized $48.7 million of impairment charges in connection with the sale of our Union, South Carolina facility. There were no impairments recognized during the three months ended September 26, 2020 and September 28, 2019.

Gains on divestitures

We recognized gains on divestitures of $31.5 million during the three and six months ended September 26, 2020. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures. We recognized gains on sale of assets of $8.1 during the three and six months ended September 28, 2019 due to the sale of assets associated with our Braintree corporate headquarters.

Interest and Other Expense, Net

Interest expense from our $350.0 million term loan and $350.0 million revolving loan constitutes the majority of our interest and other expenses. During the three and six months ended September 26, 2020, our interest expense associated with this debt declined by $2.0 million and $3.2 million, respectively, despite higher loan balances in the current year period due to a decrease in the effective interest rate. The effective interest rate on total debt outstanding as of September 26, 2020 was 1.4%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended September 26, 2020, we reported income tax expense of $6.9 million and $4.3 million, respectively, representing effective tax rates of 12.5% and 6.8%, respectively. The effective tax rate for the three and six months ended September 26, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $0.1 million and $4.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the three and six months ended September 26, 2020, we sold our Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and our wholly-owned subsidiary Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to these divestitures.

For the three and six months ended September 28, 2019, we reported an income tax provision of $7.6 million and a benefit of $1.6 million, respectively, representing effective tax rates of 16.9% and (6.0)%, respectively. The effective tax rate for the three and six months ended September 28, 2019 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $4.4 million and $9.3 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union, South Carolina facility in the first quarter of fiscal 2020.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 26, 2020	March 28, 2020
Cash & cash equivalents	$279,169	$137,311
Working capital	$421,711	$328,817
Current ratio	2.2	2.2
Net debt(1)	$(184,848)	$(245,182)
Days sales outstanding (DSO)	61	62
Inventory turnover	1.2	1.7
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and six months ended September 26, 2020, we incurred $4.4 million and $8.0 million, respectively, of restructuring and turnaround costs under this program.

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

As of September 26, 2020, we had $279.2 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, the "Credit Facilities"). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At September 26, 2020, $315.0 million was outstanding under the term loan with an effective interest rate of 1.4% and $150.0 million was outstanding on the revolving loan. On October 8, 2020, subsequent to the balance sheet date, we reduced our borrowings on the revolving loan by $150.0 million. We also had $26.2 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of September 26, 2020.

We have scheduled principal payments of $13.1 million required during the remainder of fiscal 2020. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 26, 2020.

In May 2019, our Board of Directors authorized the repurchase of up to $500.0 million of Haemonetics common shares over the next two years. As of September 26, 2020, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million.

We continue to manage the ongoing impacts of the COVID-19 pandemic. While the duration and impacts of the pandemic remain uncertain, we have been successful in preserving cash by implementing a number of actions including restricting travel, reducing certain compensation-related items and non-essential spending and delaying hiring. We will continue to invest in our business with a bias towards organic growth and innovation that will continue to expand our commercial capabilities. Our commitment to our shareholders will continue to be an important element of our capital allocation strategy, however, our priority will be focused on providing the appropriate levels of funding across our organization and ensuring that we are well positioned to address any challenges that may arise over the course of the pandemic.

Cash Flows

	Six Months Ended
(In thousands)	September 26, 2020	September 28, 2019	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$40,967	$32,529	$8,438
Investing activities	13,239	7,825	5,414
Financing activities	84,633	(96,427)	181,060
Effect of exchange rate changes on cash and cash equivalents(1)	3,019	(1,248)	4,267
Net change in cash and cash equivalents	$141,858	$(57,321)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $8.4 million during the six months ended September 26, 2020, as compared with the six months ended September 28, 2019. The increase in cash provided by operating activities was primarily the result of a decrease in working capital as compared with the prior year period due to lower inventory growth, primarily related to NexSys PCS devices, a decrease in the build of accounts receivable due to lower sales and improved collection timing, and a large payment to a key service provider in the prior year period. The reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period, partially offset this increase.

Net cash provided by investing activities increased by $5.4 million during the six months ended September 26, 2020, as compared with the six months ended September 28, 2019. The increase in cash used in investing activities was primarily the result of cash received related to the sale of our Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets and, our wholly-owned subsidiary Inlog Holdings France SAS. This was partially offset by the cash paid for the acquisition of enicor during fiscal 2021 and proceeds received related to the divestiture of our plasma liquid solutions operations in the prior year period.

Net cash provided by financing activities increased by $181.1 million during the six months ended September 26, 2020, as compared with the six months ended September 28, 2019, primarily due to a decrease in share repurchases compared with the prior year period and an increase in borrowings on our revolving credit facility, net of payments, during fiscal 2021.

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

Foreign Exchange

During the three and six months ended September 26, 2020, 40.8% and 42.0%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $10.8 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $12.2 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of September 26, 2020 was $315.0 million with an interest rate of 1.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $1.0 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of September 26, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 26, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. We had no share repurchases during the six months ended September 26, 2020. The total remaining authorization for repurchases of our common stock under the share repurchase program was $325 million as of September 26, 2020.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 26, 2020, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_____________________________

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
November 4, 2020	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2020	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)