Form 10-Q
period 2020-12-26
HAEMONETICS CORP
filed 2021-02-02
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 26, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of January 29, 2021: 50,821,698

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenues	$240,371	$258,970	$645,434	$749,987
Cost of goods sold	120,114	130,920	329,403	379,031
Gross profit	120,257	128,050	316,031	370,956
Operating expenses:
Research and development	7,501	7,000	22,014	21,909
Selling, general and administrative	73,446	78,267	214,680	229,189
Impairment of assets	—	1,876	1,028	50,597
Gains on divestitures and sale of assets	(1,115)	—	(32,613)	(8,083)
Total operating expenses	79,832	87,143	205,109	293,612
Operating income	40,425	40,907	110,922	77,344
Interest and other expense, net	(3,051)	(3,078)	(10,612)	(12,152)
Income before provision for income taxes	37,374	37,829	100,310	65,192
Provision for income taxes	5,492	7,934	9,800	6,290
Net income	$31,882	$29,895	$90,510	$58,902

Net income per share - basic	$0.63	$0.59	$1.79	$1.16
Net income per share - diluted	$0.62	$0.58	$1.77	$1.13

Weighted average shares outstanding
Basic	50,789	50,630	50,634	50,810
Diluted	51,363	51,638	51,234	51,995

Comprehensive income	$40,496	$32,296	$105,787	$55,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	December 26, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$189,002	$137,311
Accounts receivable, less allowance of $2,525 at December 26, 2020 and $3,824 at March 28, 2020	146,939	165,207
Inventories, net	299,710	270,276
Prepaid expenses and other current assets	32,697	30,845
Total current assets	668,348	603,639
Property, plant and equipment, net	240,009	253,399
Intangible assets, less accumulated amortization of $309,951 at December 26, 2020 and $296,942 at March 28, 2020	119,716	133,106
Goodwill	215,508	210,652
Deferred tax asset	4,558	3,930
Other long-term assets	69,929	62,384
Total assets	$1,318,068	$1,267,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,055	$76,980
Accounts payable	42,979	50,730
Accrued payroll and related costs	35,127	49,471
Other liabilities	99,223	97,641
Total current liabilities	194,384	274,822
Long-term debt, net of current maturities	292,721	305,513
Deferred tax liability	9,803	10,562
Other long-term liabilities	102,008	89,104
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,817,222 shares at December 26, 2020 and 50,322,930 shares at March 28, 2020	508	503
Additional paid-in capital	579,480	553,229
Retained earnings	169,022	78,512
Accumulated other comprehensive loss	(29,858)	(45,135)
Total stockholders’ equity	719,152	587,109
Total liabilities and stockholders’ equity	$1,318,068	$1,267,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569
Exercise of stock options	2	—	67	—	—	67
Issuance of restricted stock, net of cancellations	30	—	—	—	—	—
Share-based compensation expense	—	—	5,952	—	—	5,952
Net income	—	—	—	48,101	—	48,101
Other comprehensive income	—	—	—	—	5,234	5,234
Balance, September 26, 2020	50,703	$507	$568,748	$137,140	$(38,472)	$667,923
Employee stock purchase plan	22	—	1,868	—	—	1,868
Exercise of stock options	50	—	2,578	—	—	2,578
Issuance of restricted stock, net of cancellations	42	1	(1)	—	—	—
Share-based compensation expense	—	—	6,287	—	—	6,287
Net income	—	—	—	31,882	—	31,882
Other comprehensive income	—	—	—	—	8,614	8,614
Balance, December 26, 2020	50,817	$508	$579,480	$169,022	$(29,858)	$719,152

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	25	—	1,830	—	—	1,830
Exercise of stock options	85	1	3,634	—	—	3,635
Shares repurchased	(616)	(6)	(21,473)	(53,521)	—	(75,000)
Issuance of restricted stock, net of cancellations	257	3	(3)	—	—	—
Share-based compensation expense	—	—	4,730	—	—	4,730
Net loss	—	—	—	(8,479)	—	(8,479)
Other comprehensive loss	—	—	—	—	(3,618)	(3,618)
Balance, June 29, 2019	50,771	$508	$525,038	$99,418	$(33,998)	$590,966
Exercise of stock options	64	1	2,409	—	—	2,410
Shares repurchased	(360)	(4)	1,274	(51,270)	—	(50,000)
Issuance of restricted stock, net of cancellations	133	1	(1)	—	—	—
Share-based compensation expense	—	—	5,000	—	—	5,000
Net income	—	—	—	37,486	—	37,486
Other comprehensive loss	—	—	—	—	(2,108)	(2,108)
Balance, September 28, 2019	50,608	$506	$533,720	$85,634	$(36,106)	$583,754
Employee stock purchase plan	20	1	1,537	—	—	1,538
Exercise of stock options	60	—	1,667	—	—	1,667
Shares repurchased	(411)	(4)	(4,335)	(45,661)	—	(50,000)
Issuance of restricted stock, net of cancellations	114	1	(1)	—	—	—
Share-based compensation expense	—	—	5,325	—	—	5,325
Net income	—	—	—	29,895	—	29,895
Other comprehensive income	—	—	—	—	2,401	2,401
Balance, December 28, 2019	50,391	$504	$537,913	$69,868	$(33,705)	$574,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 26, 2020	December 28, 2019
Cash Flows from Operating Activities:
Net income	$90,510	$58,902
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	62,377	81,524
Impairment of assets	1,028	50,597
Share-based compensation expense	18,406	15,055
Deferred tax benefit	(3,953)	(4,747)
Provision for losses on accounts receivable and inventory	2,942	(2,246)
Gains on divestitures and sale of assets	(32,613)	(8,083)
Other non-cash operating activities	1,351	1,945
Change in operating assets and liabilities:
Change in accounts receivable	18,588	13,807
Change in inventories	(33,728)	(68,251)
Change in prepaid income taxes	1,181	(273)
Change in other assets and other liabilities	2,687	(8,829)
Change in accounts payable and accrued expenses	(21,518)	(17,590)
Net cash provided by operating activities	107,258	111,811
Cash Flows from Investing Activities:
Capital expenditures	(25,408)	(38,112)
Acquisition	(16,606)	—
Proceeds from divestitures	44,587	9,808
Proceeds from sale of property, plant and equipment	1,085	16,263
Net cash provided by (used in) investing activities	3,658	(12,041)
Cash Flows from Financing Activities:
Net (decrease) increase in short-term loans	(60,000)	30,000
Repayment of term loan borrowings	(13,125)	(8,750)
Share repurchases	—	(175,000)
Proceeds from employee stock purchase plan	4,012	3,368
Proceeds from exercise of stock options	3,838	7,712
Other	(32)	90
Net cash used in financing activities	(65,307)	(142,580)
Effect of exchange rates on cash and cash equivalents	6,082	(124)
Net Change in Cash and Cash Equivalents	51,691	(42,934)
Cash and Cash Equivalents at Beginning of Period	137,311	169,351
Cash and Cash Equivalents at End of Period	$189,002	$126,417
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,070	$10,739
Income taxes paid	$5,612	$9,888
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$5,878	$10,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 26, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2021 or any other interim period. The Company has assessed its ability to continue as a going concern. As of December 26, 2020, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the annual report on Form 10-K for the fiscal year ended March 28, 2020.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Refer to Note 4, Acquisitions for information pertaining to acquisitions that were signed or closed subsequent to December 26, 2020. There were no other material recognized or unrecognized subsequent events as of or for the three and nine months ended December 26, 2020.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326). ASC Update No. 2016-13 is intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The Company adopted ASC Update No. 2016-13 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the “2020 Program”) and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company estimates that it will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and nine months ended December 26, 2020, the Company incurred $3.1 million and $11.1 million, respectively, of restructuring and turnaround costs under this program. During the three and nine months ended December 28, 2019, the Company incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $22.9 million.

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the “2018 Program”), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During the three months ended December 26, 2020, the Company incurred minimal charges of restructuring and turnaround costs under this program. During the nine months ended December 26, 2020, the Company incurred $0.5 million of restructuring and turnaround costs under this program. During the three and nine months ended December 28, 2019, the Company incurred $3.9 million and $6.8 million, respectively, of restructuring and turnaround costs under this program. Total cumulative charges under this program are $58.7 million. The 2018 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and the 2018 Program and prior programs for the nine months ended December 26, 2020, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 Program and Prior Programs	Total
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,005	(105)	900
Payments	(1,546)	(887)	(2,433)
Balance at December 26, 2020	$595	$520	$1,115

The following presents the restructuring costs by line item within our accompanying unaudited condensed consolidated statements of income and comprehensive income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Cost of goods sold	$(49)	$2	$218	$444
Research and development	(2)	139	108	708
Selling, general and administrative expenses	(41)	476	574	1,777
	$(92)	$617	$900	$2,929

As of December 26, 2020, the Company had a restructuring liability of $1.1 million, of which $0.7 million is payable within the next twelve months.

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

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Plasma	$(27)	$4	$454	$552
Blood Center	66	18	240	154
Hospital	—	58	(18)	295
Corporate	(131)	537	224	1,928
Total	$(92)	$617	$900	$2,929

Turnaround costs	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Plasma	$431	$108	$1,235	$187
Blood Center	518	293	1,024	293
Hospital	4	—	14	—
Corporate	2,282	6,780	8,410	10,173
Total	$3,235	$7,181	$10,683	$10,653

Total restructuring and turnaround costs	$3,143	$7,798	$11,583	$13,582

4. ACQUISITIONS

Cardiva Medical, Inc.

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc., (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, the Company will pay upfront consideration of $475.0 million in cash, subject to customary working capital and certain other adjustments as of the closing of the transaction, as well as up to $35.0 million in additional contingent consideration payable over the next two years based on sales growth. The transaction is not subject to a financing contingency, and the Company expects to finance the transaction through a combination of its cash on hand, revolving credit facility and an additional $150.0 million term loan anticipated to be borrowed under its existing credit facility. The transaction is expected to close in the fourth quarter of fiscal 2021.

Cardiva’s portfolio includes two catheter-based vascular access site closure devices. The VASCADE® vascular closure system is designed for “small-bore” femoral arterial and venous closure, generally used in interventional cardiology and peripheral vascular procedures. The VASCADE MVP® vascular closure system is designed for “mid-bore” multi-access femoral venous closure, generally used in electrophysiology procedures, and is the only U.S. Food and Drug Administration (“FDA”) approved closure device for use following cardiac ablation procedures requiring two or more access sites within the same vessel. The addition of the VASCADE portfolio to the Hospital business unit includes products with demonstrated benefits and enhances penetration into the large and growing interventional cardiology and electrophysiology markets.

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. These products augment the Company's portfolio of hemostasis analyzers within the Hospital business unit.

enicor GmbH

On April 1, 2020, the Company acquired all of the outstanding equity of enicor GmbH (“enicor”), the manufacturer of ClotPro®, a new generation whole blood coagulation testing system that is currently available in select European and Asia Pacific markets, for total consideration of $20.5 million, which consisted of upfront payments of $16.6 million and the fair value of contingent consideration of $3.9 million. The contingent consideration, which could total a maximum of $4.5 million, consists of payments related to the achievement of certain revenue and regulatory milestones. The acquisition of this viscoelastic diagnostic device augments the Company's portfolio of hemostasis analyzers within the Hospital business unit.

Purchase Price Allocation

The Company accounted for the acquisition of enicor as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of December 26, 2020, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed for enicor completed during the first nine months of fiscal 2021:

(In thousands)	December 26, 2020

Inventory	$634
Other current assets	685
Property, plant and equipment	289
Intangible assets	14,090
Goodwill	8,153
Total assets acquired	$23,851
Other current liabilities	289
Contingent consideration (current)	504
Contingent consideration (non-current)	3,416
Deferred tax liability	3,036
Total liabilities assumed	$7,245
Net assets acquired	$16,606

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

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $0.2 million for the three and nine months ended December 26, 2020.

Unaudited Pro Forma Financial Information

Enicor had an immaterial impact to the Company's net revenues and net income for the period post acquisition through December 26, 2020. The unaudited estimated pro forma impact of the results of the acquisition of enicor as if it was consummated on March 29, 2020 are immaterial.

5. DIVESTITURES

Fajardo, Puerto Rico Manufacturing Operations

On June 29, 2020, the Company sold its Fajardo, Puerto Rico, manufacturing operations to GVS, S.p.A (“GVS”), a leading provider of advanced filtration solutions for critical applications for $15.1 million ($7.8 million, net of cash transferred). Under the terms of the agreement, Haemonetics retained all intellectual property rights to its proprietary blood filters currently manufactured at its Fajardo facility and GVS acquired certain assets consisting primarily of property, plant and equipment, inventory and cash and has assumed certain related liabilities. In connection with this transaction, the Company and GVS also entered into a long-term supply and development agreement that, among other things, grants GVS exclusive rights to manufacture and supply the blood filters currently produced at the Fajardo facility for Haemonetics. The Company also agreed to provide certain transition services to GVS, generally for a period of up to three months depending on the nature of the service.

As a result of this transaction, Haemonetics recognized a pre-tax impairment charge in its Blood Center business unit of $1.0 million in the first quarter of fiscal 2021 and an incremental loss of $0.4 million based on closing adjustments during the third quarter of fiscal 2021, as the carrying value of the assets and liabilities in the asset transfer exceeded the net of the $15.1 million of cash proceeds and an additional contingent liability of $1.5 million. The disposal group consisted of $3.3 million of inventory, $7.2 million of fixed assets, $3.2 million of other liabilities, and $0.4 million of goodwill allocated based on fair value to the business.

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized an $11.7 million gain upon closing of the transaction in the second quarter of fiscal 2021 and an additional $1.5 million gain in the third quarter of fiscal 2021. To the extent the additional contingent consideration is earned and realized in a future period then such amounts will be recorded as additional gains in such future period. The Company also agreed to provide certain transition services to GPI, generally for a period of one to nine months depending on the nature of the service.

Inlog Holdings France

On September 18, 2020, the Company sold its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred), of which

$29.2 million was received at closing and $1.3 million will be received one-year from the closing date. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. The disposal group included $2.2 million of intangible assets, $2.2 million accounts receivable, $0.3 million other assets, $3.3 million of liabilities and $3.3 million of goodwill allocated based on the fair value of the business which impacted both the Blood Center and Hospital business units. The Company recognized a gain of $19.8 million upon closing of the transaction in the second quarter of fiscal 2021.

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.
For the three and nine months ended December 26, 2020, the Company reported income tax expense of $5.5 million and $9.8 million, respectively, representing effective tax rates of 14.7% and 9.8%, respectively. The effective tax rate for the three and nine months ended December 26, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $1.0 million and $5.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the nine months ended December 26, 2020, the Company sold its Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and its wholly-owned subsidiary Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate. Refer to Note 5, Divestitures, for information pertaining to these divestitures.

For the three and nine months ended December 28, 2019, the Company reported an income tax provision of $7.9 million and $6.3 million, respectively, representing effective tax rates of 21.0% and 9.6%, respectively. The effective tax rate for the nine months ended December 28, 2019 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $3.1 million and $12.4 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union, South Carolina facility.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Basic EPS
Net income	$31,882	$29,895	$90,510	$58,902
Weighted average shares	50,789	50,630	50,634	50,810
Basic income per share	$0.63	$0.59	$1.79	$1.16
Diluted EPS
Net income	$31,882	$29,895	$90,510	$58,902
Basic weighted average shares	50,789	50,630	50,634	50,810
Net effect of common stock equivalents	574	1,008	600	1,185
Diluted weighted average shares	51,363	51,638	51,234	51,995
Diluted income per share	$0.62	$0.58	$1.77	$1.13

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method. For the three and nine months ended December 26, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million and 0.6 million anti-dilutive shares, respectively. For both the three and nine months ended December 28, 2019, weighted average shares outstanding, assuming dilution, excludes the impact of 0.2 million anti-dilutive shares.

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

As of December 26, 2020, the Company had $17.9 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 59% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of December 26, 2020 and March 28, 2020, the Company had contract assets of $5.4 million and $5.0 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the condensed consolidated balance sheets.

As of December 26, 2020 and March 28, 2020, the Company had contract liabilities of $16.7 million and $20.8 million, respectively. During the three and nine months ended December 26, 2020, the Company recognized $2.5 million and $16.3 million, respectively, of revenue that was included in the above March 28, 2020 contract liability balance. Contract liabilities decreased by an additional $2.5 million during the three and nine months ended December 26, 2020 as a result of the sale of certain U.S. blood donor management software solution assets and the Company's wholly-owned subsidiary Inlog Holdings France SAS. Refer to Note 5, Divestitures for additional detail. Contract liabilities are classified as other liabilities and other long-term liabilities on the condensed consolidated balance sheets.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	December 26, 2020	March 28, 2020
Raw materials	$74,437	$76,867
Work-in-process	22,030	11,021
Finished goods	203,243	182,388
Total inventories	$299,710	$270,276

10. LEASES

Lessee Activity

During the first quarter of fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. The Company's current manufacturing operations in Leetsdale, PA will be relocated. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During the first quarter of fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement which was received during the third quarter of fiscal 2021.

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

11. NOTES PAYABLE AND LONG-TERM DEBT

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At December 26, 2020, $310.6 million was outstanding under the Term Loan with an effective interest rate of 1.4%. There were no borrowings outstanding on the Revolving Credit Facility. The Company also has $26.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 26, 2020.

The Company has required scheduled principal payments of $8.7 million during the remainder of fiscal 2021, $17.5 million during fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of December 26, 2020.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 26, 2020, 38.6% and 40.7%, respectively, of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of December 26, 2020 and March 28, 2020 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $78.8 million as of December 26, 2020 and $93.8 million as of March 28, 2020. At December 26, 2020, a loss of $1.4 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 26, 2020 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $90.5 million as of December 26, 2020 and $98.0 million as of March 28, 2020.

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

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the nine months ended December 26, 2020, a gain of $0.3 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a rollforward of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Beginning balance	$2,699	$4,108	$3,824	$3,937
Credit (gain) loss	(95)	229	(838)	515
Write-offs	(79)	(240)	(461)	(355)
Ending balance	$2,525	$4,097	$2,525	$4,097

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income and comprehensive income for the nine months ended December 26, 2020:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$1,378	$(1,538)	Net revenues, COGS and SG&A	$(671)	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(5,218)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(2,996)	$(3,326)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 26, 2020 or March 28, 2020. As of December 26, 2020, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 26, 2020, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its condensed consolidated balance sheets as of December 26, 2020 and March 28, 2020:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		December 26, 2020	March 28, 2020
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$191	$839
Non-designated foreign currency hedge contracts	Other current assets	69	377
		$260	$1,216
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$919	$1,854
Non-designated foreign currency hedge contracts	Other current liabilities	206	1,435
Designated interest rate swaps	Other current liabilities	5,697	5,581
Designated interest rate swaps	Other long-term liabilities	6,323	9,475
		$13,145	$18,345

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 26, 2020 and March 28, 2020.

	As of December 26, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$79,773	$—	$—	$79,773
Designated foreign currency hedge contracts	—	191	—	191
Non-designated foreign currency hedge contracts	—	69	—	69
	$79,773	$260	$—	$80,033
Liabilities
Designated foreign currency hedge contracts	$—	$919	$—	$919
Non-designated foreign currency hedge contracts	—	206	—	206
Designated interest rate swaps	—	12,020	—	12,020
Contingent consideration	—	—	3,920	3,920
	$—	$13,145	$3,920	$17,065

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,564	$—	$—	$44,564
Designated foreign currency hedge contracts	—	839	—	839
Non-designated foreign currency hedge contracts	—	377	—	377
	$44,564	$1,216	$—	$45,780
Liabilities
Designated foreign currency hedge contracts	$—	$1,854	$—	$1,854
Non-designated foreign currency hedge contracts	—	1,435	—	1,435
Designated interest rate swaps	—	15,056	—	15,056
	$—	$18,345	$—	$18,345

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

	Fair Value at	Valuation	Unobservable
(In thousands)	December 26, 2020	Technique	Input	Range
Revenue-based payments	$1,920	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payment	$2,000	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of December 26, 2020, the maximum potential contingent consideration that the Company could be required to pay is $4.5 million. The fair value of contingent consideration associated with acquisitions was $3.9 million at December 26, 2020. As of December 26, 2020, $0.5 million was included in other liabilities and $3.4 million was included in other long-term liabilities on the condensed consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 28, 2020	$—
Acquisition date fair value of contingent consideration	3,920
Change in fair value	—
Balance at December 26, 2020	$3,920

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requests certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company is fully cooperating with this inquiry.

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

Following the reorganization, the Company's reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-

recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, gains on divestitures and sale of assets, asset impairments and other related charges, accelerated depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation, transaction costs and certain legal charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenues
Plasma	$102,154	$120,997	$249,587	$348,141
Blood Center	80,417	85,314	234,446	246,977
Hospital	52,334	50,753	148,927	147,602
Net revenues by business unit	234,905	257,064	632,960	742,720
Service (1)	4,972	5,197	15,396	15,339
Effect of exchange rates	494	(3,291)	(2,922)	(8,072)
Net revenues	$240,371	$258,970	$645,434	$749,987
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Segment operating income
Plasma	$52,673	$59,343	$129,846	$169,844
Blood Center	36,424	42,197	108,926	121,124
Hospital	22,430	20,593	61,672	60,360
Segment operating income	111,527	122,133	300,444	351,328
Corporate expenses (1)	(63,202)	(63,080)	(185,005)	(188,363)
Effect of exchange rates	4,286	2,521	8,644	7,791
Deal amortization	(7,805)	(5,772)	(24,204)	(17,681)
Restructuring and turnaround costs	(3,143)	(7,798)	(11,583)	(13,582)
Transaction costs	—	—	(3,063)	—
PCS2 accelerated depreciation and related costs	(1,146)	(6,649)	(3,332)	(18,708)
European Medical Device Regulation costs and other	(1,207)	(448)	(2,696)	(304)
Impairment of assets and other related charges	—	—	(896)	(51,220)
Gains on divestitures and sale of assets	1,115	—	32,613	8,083
Operating income	$40,425	$40,907	$110,922	$77,344
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

Net revenues by product line are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Plasma products and services	$123,510	$141,231	$309,933	$406,825
Blood Center products and services	62,787	66,126	182,687	191,648
Hospital products and services	54,074	51,613	152,814	151,514
Net revenues	$240,371	$258,970	$645,434	$749,987
Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
United States	$147,607	$167,238	$382,600	$485,493
Japan	20,854	19,268	57,330	55,111
Europe	41,874	40,984	123,541	115,811
Asia	29,050	29,436	77,602	88,269
Other	986	2,044	4,361	5,303
Net revenues	$240,371	$258,970	$645,434	$749,987

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/Loss on Derivatives	Total
Balance as of March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
Other comprehensive income (loss) before reclassifications(1)	12,031	—	(1,618)	10,413
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	4,864	4,864
Net current period other comprehensive income	12,031	—	3,246	15,277
Balance as of December 26, 2020	$(19,069)	$(209)	$(10,580)	$(29,858)
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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets which require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Acquisitions

Cardiva Medical, Inc.

On January 17, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cardiva Medical, Inc., (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, we will pay upfront consideration of $475.0 million in cash, subject to customary working capital and certain other adjustments as of the closing of the transaction, as well as up to $35.0 million in additional contingent consideration payable over the next two years based on sales growth. The transaction is not subject to a financing contingency, and we expect to finance the transaction through a combination of our cash on hand, revolving credit facility and an additional $150.0 million term loan anticipated to be borrowed under our existing credit facility. The transaction is expected to close in the fourth quarter of fiscal 2021.

Cardiva’s portfolio includes two catheter-based vascular access site closure devices. The VASCADE® vascular closure system is designed for “small-bore” femoral arterial and venous closure, generally used in interventional cardiology and peripheral vascular procedures. The VASCADE MVP® vascular closure system is designed for “mid-bore” multi-access femoral venous closure, generally used in electrophysiology procedures, and is the only U.S. Food and Drug Administration (“FDA”) approved closure device for use following cardiac ablation procedures requiring two or more access sites within the same vessel. The addition of the VASCADE portfolio to our Hospital business unit includes products with demonstrated benefits and enhances penetration into the large and growing interventional cardiology and electrophysiology markets.

HAS Intellectual Property

In January 2021, we entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. We previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which we have exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, we have agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. These products augment our portfolio of hemostasis analyzers within the Hospital business unit.

enicor GmbH

On April 1, 2020, we acquired enicor GmbH (“enicor”), the manufacturer of ClotPro®, a new generation whole blood coagulation testing system that is currently available in select European and Asia Pacific markets, for total consideration of $20.5 million, which consisted of upfront payments of $16.6 million and the fair value of contingent consideration of $3.9 million. The contingent consideration, which could total a maximum of $4.5 million, consists of payments related to the achievement of certain revenue and regulatory milestones. The acquisition of this viscoelastic diagnostic device augments the Company's portfolio of hemostasis analyzers within the Hospital business unit.

Refer to Note 4, Acquisitions, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

PersonaTM

On October 2, 2020, we received FDA 510(k) clearance for our NexSys PCS® with Persona technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor's body composition. The new, proprietary Persona technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting the plasma industry.

COVID-19

We continue to closely manage the impacts of the COVID-19 pandemic on our business results of operations and financial condition. The progression of the COVID-19 pandemic during fiscal 2021 significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Our priorities continue to be the safety of our employees and business continuity while continuing to invest in growth opportunities. Our manufacturing and supply chain remain operational without significant disruptions and we continue to operate in all of our markets.

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

Divestitures

Fajardo, Puerto Rico Manufacturing Operations

On June 29, 2020, we sold our Fajardo, Puerto Rico, manufacturing operations to GVS, S.p.A (“GVS”), a leading provider of advanced filtration solutions for critical applications for $15.1 million ($7.8 million, net of cash transferred). Under the terms of the agreement, Haemonetics retained all intellectual property rights to its proprietary blood filters currently manufactured at its Fajardo facility and GVS acquired certain assets consisting primarily of property, plant and equipment, inventory and cash and has assumed certain related liabilities. In addition, the two parties entered into a long-term supply and development agreement that, among other things, grants GVS exclusive rights to manufacture and supply the blood filters currently produced at the Fajardo facility for Haemonetics. This divestiture will allow Haemonetics to utilize GVS' experience and scale in filtration to deliver reliable, cost-efficient products to its customers.

U.S. Blood Donor Management Software

On July 1, 2020, we sold certain U.S. blood donor management software solution assets within our Blood Center business unit to the GPI Group for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and recognized a $13.2 million gain on the sale. In addition to the cash received upon closing, we may also receive up to an additional $14.0 million, contingent upon the achievement of certain performance measures. This divestiture better positions Haemonetics for sustainable growth by enabling the Company to focus on its core capabilities while delivering quality products and services where it brings distinct value.

Inlog Holdings France

On September 18, 2020, we sold our wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred) and recognized a gain of $19.8 million. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. This divestiture and the sale of our U.S. blood donor management software better position us to focus on our growth segments.

Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures.

Restructuring Program

In July 2019, our Board of Directors approved a new Operational Excellence Program (the “2020 Program”) and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. Savings from the 2020 Program are targeted to reach $80 million to $90 million on an annualized basis once the program is completed. During the three and nine months ended December 26, 2020, we incurred $3.1 million and $11.1 million, respectively, of restructuring and turnaround costs under this program.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)
Net revenues	$240,371	$258,970	(7.2)%	$645,434	$749,987	(13.9)%
Gross profit	$120,257	$128,050	(6.1)%	$316,031	$370,956	(14.8)%
% of net revenues	50.0%	49.4%		49.0%	49.5%
Operating expenses	$79,832	$87,143	(8.4)%	$205,109	$293,612	(30.1)%
Operating income	$40,425	$40,907	(1.2)%	$110,922	$77,344	43.4%
% of net revenues	16.8%	15.8%		17.2%	10.3%
Interest and other expense, net	$(3,051)	$(3,078)	(0.9)%	$(10,612)	$(12,152)	(12.7)%
Income before provision for income taxes	$37,374	$37,829	(1.2)%	$100,310	$65,192	53.9%
Provision for income taxes	$5,492	$7,934	(30.8)%	$9,800	$6,290	55.8%
% of pre-tax income	14.7%	21.0%		9.8%	9.6%
Net income	$31,882	$29,895	6.6%	$90,510	$58,902	53.7%
% of net revenues	13.3%	11.5%		14.0%	7.9%
Net income per share - basic	$0.63	$0.59	6.8%	$1.79	$1.16	54.3%
Net income per share - diluted	$0.62	$0.58	6.9%	$1.77	$1.13	56.6%

Net revenues decreased 7.2% and 13.9% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, net revenues decreased 8.5% and 14.5% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Revenue decreases in Plasma due to the COVID-19 pandemic primarily drove the overall decrease in revenue during the three and nine months ended December 26, 2020.

Operating income decreased during the three months ended December 26, 2020, as compared with the same period of fiscal 2020, due to the impact of the COVID-19 pandemic on revenue and gross margin, net of savings in operating expenses from cost containment actions taken to offset these negative effects. Operating income increased during the nine months ended December 26, 2020, as compared with the same period of fiscal 2020, due to the gains on divestitures, incremental savings from the 2020 Program and the absence of impairment charges associated with the divestiture of our plasma liquid solutions operations in the prior year.

Management's Use of Non-GAAP Measures

Management uses non-GAAP financial measures, in addition to financial measures in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to monitor the financial performance of the business, make informed business decisions, establish budgets and forecast future results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 26, 2020	December 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
United States	$147,608	$167,238	(11.7)%	—%	(11.7)%
International	92,763	91,732	1.1%	4.0%	(2.9)%
Net revenues	$240,371	$258,970	(7.2)%	1.3%	(8.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

	Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
United States	$382,601	$485,493	(21.2)%	—%	(21.2)%
International	262,833	264,494	(0.6)%	2.6%	(3.2)%
Net revenues	$645,434	$749,987	(13.9)%	0.6%	(14.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 85 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 38.6% and 40.7%, respectively, of total net revenues during the three and nine months ended December 26, 2020, as compared with 35.4% and 35.3%, respectively, during the three and nine months ended December 28, 2019. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 26, 2020	December 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$101,934	$120,420	(15.4)%	0.2%	(15.6)%
Blood Center	80,920	83,411	(3.0)%	2.7%	(5.7)%
Hospital (2)	52,651	50,266	4.7%	1.6%	3.1%
Service	4,866	4,873	(0.1)%	4.2%	(4.3)%
Net revenues	$240,371	$258,970	(7.2)%	1.3%	(8.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $28.5 million and $24.7 million during the three months ended December 26, 2020 and December 28, 2019, respectively. Hemostasis Management revenue increased 15.2% in the third quarter of fiscal 2021, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 14.2% in the third quarter of fiscal 2021, as compared with the same period of fiscal 2020.

	Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$248,553	$346,767	(28.3)%	—%	(28.3)%
Blood Center	233,622	241,196	(3.1)%	2.0%	(5.1)%
Hospital (2)	148,468	147,665	0.5%	(0.4)%	0.9%
Service	14,791	14,359	3.0%	2.6%	0.4%
Net revenues	$645,434	$749,987	(13.9)%	0.6%	(14.5)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $78.5 million and $73.9 million during the nine months ended December 26, 2020 and December 28, 2019, respectively. Hemostasis Management revenue increased 6.2% in the first nine months of fiscal 2021, as compared with the same period of fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 7.7% in the first nine months of fiscal 2021, as compared with the same period of fiscal 2020.

Plasma

Plasma revenue decreased 15.4% and 28.3% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Plasma revenue decreased 15.6% and 28.3% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. This revenue decrease during the three and nine months ended December 26, 2020 was driven by a decline in the volume of plasma disposables, primarily in the U.S., due to the COVID-19 pandemic and declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business. Additionally, declines in software revenue due to a one time favorable impact in the prior year period also contributed to the decrease during the nine months ended December 26, 2020.

While we experienced growth rate improvements during the three months ended December 26, 2020 compared with the second quarter of fiscal 2021, the timing of plasma collection recovery remains uncertain and we anticipate a continued negative impact from COVID-19 on our fiscal 2021 Plasma results. We continue to view the impacts of the pandemic on plasma collection as temporary and remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

Blood Center

Blood Center revenue decreased 3.0% and 3.1% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Blood Center revenue decreased 5.7% and 5.1% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. These decreases were primarily driven by continued declines in whole blood disposables and the divestiture of certain blood donor management software solution assets, partially offset by increases in apheresis revenue, including distributor stocking orders in the first quarter of fiscal 2021, despite certain customers conversions to alternative sources of supply. The expected impact of the loss of this apheresis business is an incremental revenue decline of approximately $17.0 million in fiscal 2021 as compared with fiscal 2020.

While we have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic, we may experience a partial reversal in future periods.

Hospital

Hospital revenue increased 4.7% and 0.5% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, Hospital revenue increased 3.1% and 0.9% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. The increase during the three and nine months ended December 26, 2020 was primarily due to an increase in TEG disposables revenue in the U.S. and equipment sales in Europe. These increases were partially offset by declines in Cell Salvage revenue. The divestiture of certain blood bank and hospital software solution assets also contributed to the decline during the three months ended December 26, 2020.

During the nine months ended December 26, 2020, revenue in the Hospital business unit was negatively impacted by COVID-19. We experienced these declines primarily in China and the U.S. However, we had consistent improvement in the second and third quarters of fiscal 2021 in both markets as restrictions in China eased and hospitals in the U.S. experienced an increase in procedure volume. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels in future periods.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)
Gross profit	$120,257	$128,050	(6.1)%	$316,031	$370,956	(14.8)%
% of net revenues	50.0%	49.4%		49.0%	49.5%

Gross profit decreased 6.1% and 14.8% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, gross profit decreased 8.4% and 15.6% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. The decrease in gross profit margin during the three and nine months ended December 26, 2020 was primarily driven by decreased volumes, unfavorable product mix, higher operational costs and the impact of the COVID-19 pandemic and recent divestitures. The decline was partially offset by productivity savings from the 2020 Program and lower depreciation expense.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)	December 26, 2020	December 28, 2019	% Increase/ (Decrease)
Research and development	$7,501	$7,000	7.2%	$22,014	$21,909	0.5%
% of net revenues	3.1%	2.7%		3.4%	2.9%
Selling, general and administrative	$73,446	$78,267	(6.2)%	$214,680	$229,189	(6.3)%
% of net revenues	30.6%	30.2%		33.3%	30.6%
Impairment of assets	$—	$1,876	(100.0)%	$1,028	$50,597	(98.0)%
% of net revenues	—%	0.7%		0.2%	6.7%
Gains on divestitures and sale of assets	$(1,115)	$—	n/m	$(32,613)	$(8,083)	n/m
% of net revenues	(0.5)%	—%		(5.1)%	(1.1)%
Total operating expenses	$79,832	$87,143	(8.4)%	$205,109	$293,612	(30.1)%
% of net revenues	33.2%	33.6%		31.8%	39.1%

Research and Development

Research and development expenses increased 7.2% and 0.5% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, research and development expenses increased 6.9% and 0.6% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. The increase during the three and nine months ended December 26, 2020 was due to continued investments, primarily in our Hospital Business unit as well as increased spend related to a recent acquisition. The increases were partially offset by cost savings primarily related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses decreased 6.2% and 6.3% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. Without the effect of foreign exchange, selling, general, and administrative expenses decreased 7.3% and 6.5% during the three and nine months ended December 26, 2020, respectively, as compared with the same periods of fiscal 2020. These decreases were due to cost containment actions taken to offset the negative effects related to the COVID-19 pandemic, a reduction in variable compensation and incremental productivity savings from the 2020 Program. These decreases were partially offset by continued investments and higher transaction costs.

Impairment of assets

We recognized impairment charges of $1.0 million during the nine months ended December 26, 2020 in connection with the sale of our Fajardo, Puerto Rico, manufacturing operations. There were no impairments recognized during the three months ended December 26, 2020. During the nine months ended December 28, 2019 we recognized $50.6 million of impairment charges primarily in connection with the sale of our Union, South Carolina facility. During the three months ended December 28, 2019, we recognized an additional $1.9 million of other asset impairments.

Gains on divestitures

We recognized gains on divestitures of $1.1 million and $32.6 million, respectively, during the three and nine months ended December 26, 2020. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures. We recognized gains on sale of assets of $8.1 million during the nine months ended December 28, 2019 due to the sale of assets associated with our Braintree corporate headquarters. There were no gains on sale of assets during the three months ended December 28, 2019.

Interest and Other Expense, Net

Interest expense from our $350.0 million term loan and $350.0 million revolving loan constitutes the majority of our interest and other expenses. During the three and nine months ended December 26, 2020, our interest expense associated with this debt declined by $1.6 million and $4.8 million, respectively, despite higher loan balances in the current year period due to a decrease in the effective interest rate. The effective interest rate on total debt outstanding as of December 26, 2020 was 1.4%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and nine months ended December 26, 2020, we reported income tax expense of $5.5 million and $9.8 million, respectively, representing effective tax rates of 14.7% and 9.8%, respectively. The effective tax rate for the three and nine months ended December 26, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $1.0 million and $5.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the three and nine months ended December 26, 2020, we sold our Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and our wholly-owned subsidiary Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for information pertaining to these divestitures.

For the three and nine months ended December 28, 2019, we reported an income tax provision of $7.9 million and $6.3 million, respectively, representing effective tax rates of 21.0% and 9.6%, respectively. The effective tax rate for the three and nine months ended December 28, 2019 was lower than the U.S. statutory tax rate primarily due to a discrete tax benefit recognized from excess stock compensation deductions of $3.1 million and $12.4 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings and the impact of the divestiture of the Union, South Carolina facility in the first quarter of fiscal 2020.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 26, 2020	March 28, 2020
Cash & cash equivalents	$189,002	$137,311
Working capital	$473,964	$328,817
Current ratio	3.4	2.2
Net debt(1)	$(120,774)	$(245,182)
Days sales outstanding (DSO)	55	62
Inventory turnover	1.3	1.7
(1)Net debt position is the sum of cash and cash equivalents less total debt.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During the three and nine months ended December 26, 2020, we incurred $3.1 million and $11.1 million, respectively, of restructuring and turnaround costs under this program.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including production of the NexSys PCS and the build out of our new manufacturing facility in Clinton, PA, cash payments under the loan agreement and restructuring and turnaround initiatives.

As of December 26, 2020, we had $189.0 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, the “Credit Facilities”). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At December 26, 2020, $310.6 million was outstanding under the term loan with an effective interest rate of 1.4%. There were no borrowings outstanding on the revolving loan. We also had $26.2 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of December 26, 2020. We expect to finance the Cardiva acquisition through a combination of cash on hand, revolving credit facility and an additional $150.0 million term loan under our existing credit facility. The transaction is expected to close in the fourth quarter of fiscal 2021.

We have scheduled principal payments of $8.7 million required during the remainder of fiscal 2021. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 26, 2020.

We continue to manage the ongoing impacts of the COVID-19 pandemic. While the duration and impacts of the pandemic remain uncertain, we have been successful in preserving cash by implementing a number of actions including restricting travel, reducing certain compensation-related items and non-essential spending and delaying hiring. Our capital allocation strategy continues to prioritize organic investments followed by inorganic opportunities and share repurchases. Our commitment to our shareholders will continue to be an important element of our capital allocation strategy, however, our priority will be focused on providing the appropriate levels of funding across our organization and ensuring that we are well positioned to address any challenges that may arise over the course of the pandemic.

In May 2019, our Board of Directors authorized the repurchase of up to $500.0 million of Haemonetics common shares over the next two years. As of December 26, 2020, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million. We do not expect to make additional share repurchases prior to the expiration of the share repurchase program in May 2021.

Cash Flows

	Nine Months Ended
(In thousands)	December 26, 2020	December 28, 2019	Increase/ (Decrease)
Net cash provided by (used in):
Operating activities	$107,258	$111,811	$(4,553)
Investing activities	3,658	(12,041)	15,699
Financing activities	(65,307)	(142,580)	77,273
Effect of exchange rate changes on cash and cash equivalents(1)	6,082	(124)	6,206
Net change in cash and cash equivalents	$51,691	$(42,934)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $4.6 million during the nine months ended December 26, 2020, as compared with the nine months ended December 28, 2019. The decrease in cash provided by operating activities was primarily the result of a reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period. A decrease in working capital as compared with the prior year period due to lower inventory growth, primarily related to NexSys PCS devices, a decline in the build of accounts receivable due to lower sales and improved collection timing, and a large payment to a key service provider in the prior year period, partially offset this decrease.

Net cash provided by investing activities increased by $15.7 million during the nine months ended December 26, 2020, as compared with the nine months ended December 28, 2019. The increase in cash provided by investing activities was primarily the result of cash received from divestitures. This was partially offset by the cash paid for an acquisition during fiscal 2021 and proceeds received related to the divestiture of our plasma liquid solutions operations and Braintree headquarter facility in the prior year period, as well as a reduction in capital expenditures.

Net cash used in financing activities decreased by $77.3 million during the nine months ended December 26, 2020, as compared with the nine months ended December 28, 2019, primarily due to a decrease in share repurchases compared with the prior year period, partially offset by a reduction in borrowings on our revolving credit facility, net of payments, during fiscal 2021.

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

Foreign Exchange

During the three and nine months ended December 26, 2020, 38.6% and 40.7%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Standards to be Implemented

In May 2020,the Securities and Exchange Commission (“SEC”) issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X and modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. The amendments are effective for annual periods beginning after January 1, 2021 but early adoption is permitted. We plan to early adopt the amendments during the fourth quarter of fiscal 2021.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impacts of the COVID-19 pandemic; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impact of planned acquisitions or dispositions, including the Company's pending acquisition of Cardiva; market position and expenditures.
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

•The potential that the expected strategic benefits and opportunities from the Company's pending acquisition of Cardiva and any other planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

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

•Our ability to meet our debt obligations, including from the increased amount of debt we anticipate incurring to fund our pending acquisition of Cardiva, and raise additional capital when desired on terms reasonably acceptable to us;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $12.0 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $13.7 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of December 26, 2020 was $310.6 million with an interest rate of 1.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.8 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 26, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 26, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine months ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two years. We had no share repurchases during the nine months ended December 26, 2020. The total remaining authorization for repurchases of our common stock under the share repurchase program was $325 million as of December 26, 2020. We do not expect to make additional share repurchases prior to the expiration of the share repurchase program in May 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company.

10.2	Twelfth Amendment to Agreement of Lease, dated as of May 22, 2020, by and between The Buncher Company and the Company.*

10.3	Thirteenth Amendment to Agreement of Lease, dated as of December 21, 2020, by and between The Buncher Company and the Company.*

10.4	Agreement and Plan of Merger, dated as of January 17, 2021, by and among the Company, Concordia Merger Sub, Inc., Cardiva Medical, Inc. and Fortis Advisors LLC, as the Seller Representative.*

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101**	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 26, 2020, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_____________________________

*	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.
**	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
February 2, 2021	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 2, 2021	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)