Form 10-K
period 2021-04-03
HAEMONETICS CORP
filed 2021-05-26
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $4,379,572,930 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 24, 2021 was 50,953,411.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on August 6, 2021 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

Blood is essential to a modern healthcare system. Blood and its components (plasma, red cells and platelets) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Cell Salvage, Transfusion Management and Vascular Closure products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices. Financial information concerning these segments is provided in Note 18 to our audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Market and Products

Product Lines

The following describes our principal products in each of our segments.
•Plasma

Our Plasma business offers automated plasma collection and donor management software systems that improve the yield, efficiency, quality, safety and overall donor experience at plasma collection centers. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.
Plasma Collection Market for Fractionation — Human plasma is collected for two purposes. First, it is used for transfusions in patients, such as trauma victims who need to compensate for extreme blood loss, and second, it is processed into pharmaceuticals that aid in the treatment of immune diseases and coagulation disorders.

Plasma for transfusion is almost exclusively collected by blood centers as part of their broader mission to supply blood components. Plasma that is fractionated and manufactured into pharmaceuticals - frequently referred to as “source plasma” - is mainly collected by vertically integrated biopharmaceutical companies who operate their own collection centers and recruit donors specifically for source plasma donation. The markets for transfusion plasma and source plasma have different participants, product requirements and growth profiles. We serve the market for plasma that is processed into pharmaceuticals through our Plasma business, and we serve the market for transfusion plasma through our Blood Center business.

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

Our Plasma business unit focuses on the collection of source plasma by pharmaceutical manufacturers using apheresis devices that only collect plasma and software solutions that support the efficient operation of dedicated source plasma collection centers. Our Blood Center business supports the collection of plasma for blood collectors, such as the American Red Cross, using both whole blood and multi-component apheresis collection devices.

Over the last 20 years, the collection of source plasma has increasingly been done by vertically integrated biopharmaceutical companies such as CSL Limited (together with its affiliates, “CSL”), Grifols S.A. (together with its affiliates, “Grifols”), Octapharma AG and Takeda's BioLife Plasma subsidiary. With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation through fractionation to the production of the final product.

Demand for source plasma has continued to grow because of an expanding end user market for plasma-derived biopharmaceuticals. In particular, therapies that require a significant quantity of plasma to create have fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. The U.S. has regulations that are significantly more favorable relative to other markets for plasma collectors. The frequency with which a donor may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all optimal in the U.S., leading to over 70% of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought changes to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation, and remuneration but achievements have been limited and no changes are foreseen in the prevalence of U.S. collections.
Plasma Products — Built around our automated plasma collection devices, related disposables, and software, our portfolio of products and services is designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers' collection and manufacturing processes. As a result, we aim to design equipment that is durable, dependable, and easy to use and to provide comprehensive training and support to our plasma collection customers.

Today, nearly all source plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® and PCS2® plasmapheresis equipment, related disposables and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure quality and compliance business process support, react quickly to business changes and implement opportunities to reduce costs.

With our PCS brand, we have provided an automated platform dedicated to the collection of plasma for over 20 years. In fiscal 2018, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our next generation device, the NexSys PCS and CE mark clearance of the NexSys PCS device in the European Union, or EU, and Australia, subject to additional local requirements.

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

The NexSys PCS capabilities enable collections with higher plasma yields. Our YESTM technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received FDA 510(k) clearance for our NexSys PCS with Persona® technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor's body composition. The new, proprietary Persona technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting the plasma industry. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
We have entered into long-term commercial contracts and are continuing the rollout and support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.
Our Plasma business unit represented 38.2%, 46.4% and 44.1% of our total revenue in fiscal 2021, 2020 and 2019, respectively.
•Blood Center
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
•We market the MCS® brand apheresis equipment which is designed to collect specific blood components from the donor. Utilizing the MCS automated platelet collection protocols, blood centers collect one or more therapeutic “doses” of platelets during a single donation.
•Our portfolio of disposable whole blood collection and component storage sets offer flexibility in collecting a unit of whole blood and the subsequent production and storage of blood components, including options for in-line or dockable filters for leukoreduction.
Our Blood Center business unit represented 35.3%, 32.1% and 34.1% of our total revenue in fiscal 2021, 2020 and 2019, respectively.
•Hospital
Hospitals are called upon to provide the highest standard of patient care while at the same time reduce operating costs. Haemonetics' Hospital business has four product lines which include Hemostasis Management, Cell Salvage, Transfusion Management and Vascular Closure. Vascular Closure became a product line during fiscal 2021 as a result of the March 2021 acquisition of Cardiva Medical, Inc. (“Cardiva”), a market leader in vascular closure devices. Each product line has a leading market position and a mission of helping hospitals and clinicians provide the highest standard of patient care while at the same time reducing operating and procedural costs and helping decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

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
Hemostasis Management Products — Our portfolio of hemostasis diagnostic systems enables clinicians to assess holistically the coagulation status of a patient at the point-of-care or laboratory setting. We have four viscoelastic testing systems that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG® 5000 hemostasis analyzer system, the TEG 6s hemostasis analyzer system, the ClotPro® hemostasis analyzer system, and the HAS-100 hemostasis analyzer system. While the TEG and HAS platforms utilize thromboelastography and the ClotPro system utilizes thromboelastometry, all of the platforms provide a method of testing the efficiency of blood coagulation using whole blood samples.

Each hemostasis diagnostic system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG 5000 and TEG 6S analyzers throughout the hospital, providing clinicians with remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. During fiscal 2020, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The ClotPro system received CE mark clearance in March 2019 and is currently available in select European and Asia Pacific markets. The HAS-100 device is currently commercialized in China.
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
Vascular Closure
Vascular Closure Market — Catheter-based, minimally invasive alternatives to open surgery have transformed cardiovascular medicine. The majority of these procedures gain access to the vascular system through the femoral artery or vein. These access sites in the vessel require closure post procedure. Even with the major advances in technology over the last 40 years, the most common complications in coronary and peripheral procedures are still related to the access site. Manual compression, the traditional standard of care, involves the application of pressure in order to facilitate the formation of a blood clot at the access site. Vascular closure devices improve upon manual compression by rapidly closing the access site and facilitating more efficient workflow.
Vascular Closure Products — The VASCADE® technology platform was developed to address the limitations of manual compression and existing vascular closure devices. Our VASCADE family of products consists of two devices, VASCADE and VASCADE MVP®, which share a common, innovative technology that features a simple, catheter-based delivery system and leverages the natural clot-inducing properties of collagen. This novel design significantly reduces access site complications, increases patient satisfaction and improves hospital workflow metrics that, in turn, drive economic benefits and cost savings. Our Vascular Closure devices address the growing number of catheter-based coronary, peripheral and electrophysiology procedures that require vascular access site closure each year.
Designed around an easy to use, catheter-based delivery system and the natural clot-inducing properties of collagen, our VASCADE product is the only marketed vascular closure device clinically proven to both increase workflow efficiency and reduce access site complications relative to manual compression for coronary and peripheral procedures. Similarly, our VASCADE MVP device is the only marketed vascular closure device clinically proven and labeled to improve workflow relative to manual compression for electrophysiology procedures. Importantly, these improvements drive meaningful cost savings for hospitals, ambulatory surgery centers, and other treatment facilities.
Our Hospital business unit represented 24.2%, 19.6% and 19.9% of our total revenue in fiscal 2021, 2020 and 2019, respectively.

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

Research and Development

Our research and development centers in the U.S. ensure that protocol variations are incorporated to closely match local customer requirements. In addition, Haemonetics maintains software development operations in Canada.

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

In fiscal 2021, research and development resources were allocated to support innovation across our product portfolio. In October 2020, we announced FDA clearance for our NexSys PCS® with Persona® technology. In April 2020, we also announced the commercial availability of the next generation of SafeTrace Tx Transfusion Management Software in the United Kingdom. This software version features significant improvements to the user experience and workflow efficiency. Additionally, we have continued to make investments related to our next generation plasma collection and software systems, the European Medical Device Regulation, our Hemostasis Management produce line, and our recent product acquisitions in Hospital.

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

Our primary consumable manufacturing operations are located in North America and Malaysia. Contract manufacturers also supply component sets and liquid solutions according to our specifications and manufacture in Mexico, Japan, Singapore, Thailand and the Philippines. Our capital equipment is principally manufactured in Malaysia, Australia and the U.S.

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

In addition, we face competition from several large, global companies with product offerings similar to ours. Terumo Blood and Cell Technologies (“Terumo BCT”) and Fresenius SE & Co. KGaA, in particular, have significantly greater financial and other resources than we do and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our three global product enterprises.
•Plasma

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

In April 2021, Terumo BCT and CSL announced a collaboration to deliver a new plasma collection platform for CSL's U.S. collection centers. This potential new entrant to the market is undergoing a clinical trial and will require FDA device clearance prior to use in the U.S.
•Blood Center

Most donations worldwide are traditional manual whole blood collections and approximately 30% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo BCT.

Our MCS automated component blood collections, which represents approximately 60% of the Blood Center portfolio, not only compete against the traditional manual whole blood collection market (particularly in red cells) but also compete with products from Terumo BCT and Fresenius. Technology is the key differentiator in automated component blood collections, as measured by the time to collect more than one unit of a specific targeted blood component. While not all donors are eligible to donate more than one unit, it continues to become more prevalent in markets with a significant number of eligible donors. Therefore, both Haemonetics and our competitors continue to experience downward pressure on collection through single platelet collection procedures.

•Hospital
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

In addition, TEG and ClotPro systems compete more directly with other viscoelastic testing systems, including ROTEM® analyzers, the VerifyNow® System and HemoSonics Quantra™. ROTEM and VerifyNow instruments are marketed by Instrumentation Laboratory, a subsidiary of Werfen. HemoSonics is owned and offered by Diagnostica Stago. There are also additional technologies being explored to assess viscoelasticity and other characteristics that can provide insights into the coagulation status of a patient. In the advanced viscoelastic testing segment, Haemonetics is the global market leader.
Cell Salvage

In the intraoperative autotransfusion market, competition is based on reliability, ease of use, service, support and price. For high-volume platforms, each manufacturer's technology is similar and our Cell Saver technology competes principally with products offered by LivaNova PLC, Medtronic and Fresenius.
Transfusion Management

SafeTrace Tx and BloodTrack compete in the transfusion management software market within the broader category of hospital information systems. SafeTrace Tx is an FDA regulated blood bank information system (“BBIS”) that integrates and communicates with other healthcare information systems such as the electronic health record and laboratory information system within the hospital. The BloodTrack software, also FDA regulated, is an extension of the BBIS and provides secure, traceable blood units at the point-of-care, including trauma, surgery, outpatient and critical care settings. Growth drivers for these markets include patient safety, operational efficiencies and compliance.

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
Vascular Closure
The vascular closure industry is highly competitive and has been evolving rapidly with the introduction of new products, technologies, regulations and activities of industry participants. Our VASCADE family of products serves as an alternative to existing methods of femoral vascular access site closure in interventional procedures, including manual compression and other femoral access closure devices. Our main competitors in femoral access closure for coronary and peripheral procedures include Terumo BCT, Abbott Laboratories and Cardinal Health. There are not currently any competing vascular access site closure devices that are labeled for electrophysiology procedures that require multiple access sites.
We compete primarily on the basis that our products are optimized for the requirements of coronary, peripheral and electrophysiology procedures, including procedures that require multiple access sites. In addition, our value proposition is supported by robust clinical trial evidence and study data, which demonstrate reduced access site complication rates as well as workflow improvements compared to manual compression that lead to cost savings.

Significant Customers

In fiscal 2021, 2020 and 2019, our ten largest customers accounted for approximately 49%, 54% and 52% of our net revenues, respectively. Two of our Plasma customers, CSL and Grifols, each were greater than 10% of total net revenues and in total accounted for approximately 23%, 27% and 27% of our net revenues in fiscal 2021, 2020 and 2019, respectively. In addition, a third customer accounted for greater than 10% of the Plasma segment's net revenues, but did not exceed 10% of total net revenues in fiscal 2021, 2020 and 2019. One customer accounted for greater than 10% of our Blood Center segment’s net revenues, but did not exceed 10% of total net revenues in fiscal 2021, 2020 and 2019.

Government Regulation

Due to the variety of products that we manufacture, we and our products are subject to a wide variety of regulations from numerous government agencies, including the FDA, and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products.

In the United States, medical devices, drugs, and biological products are subject to extensive regulation by FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to clear or approve applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Medical Device Regulation

Premarket Requirements - U.S.

Unless an exemption applies, all medical devices introduced to the U.S. market are required by the FDA, as a condition of marketing, to secure clearance of a 510(k) premarket notification, grant of a request for de novo classification, or approval of a premarket approval application, or PMA. The FDA classifies medical devices into one of three classes based on risk. Devices deemed to pose a low or moderate risk are placed in Class I or II. Manufacturers of most Class II devices, and a few Class I devices, must submit to the FDA a 510(k) premarket notification requesting clearance for commercial distribution. Devices deemed by the FDA to pose the greatest risk or devices deemed not substantially equivalent to a previously cleared 510(k) device are placed in class III, requiring submission and approval of a PMA or risk-based classification through the de novo process.

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs, or a device that has been the subject of a de novo classification. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take longer, depending on the extent of the FDA's requests for additional information and the amount of time a sponsor takes to fulfill them. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval.

A device that cannot demonstrate substantial equivalence to a previously marketed predicate is automatically deemed Class III. The de novo process provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. Once a request for de novo classification is granted by the FDA, the newly classified device may be used as a predicate by the applicant or a competitor in a future 510(k) notification submission, if the FDA determines that new devices of the same type require 510(k) clearance.

Devices deemed by the FDA to pose the greatest risk are placed in Class III. A PMA is required for most Class III devices. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) and de novo processes. Prior to the acquisition of Cardiva in March 2021, we had not been required to obtain a PMA for any of our products and did not have any Class III products in our product pipeline. With the acquisition of Cardiva, we have acquired VASCADE and VASCADE

MVP, which are both Class III products for which PMAs were previously obtained. The 510(k) clearance, de novo classification, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.

Postmarket Requirements - U.S.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. Generally, establishments that design and/or manufacture devices are required to register with the FDA. They also must provide the FDA with a list of the devices that they design and/or manufacture at their facilities. Other postmarket requirements include compliance with:
•The Quality System Regulation, or QSR, which sets forth current good manufacturing practice, or CGMP, requirements for medical devices. The QSR applies to manufacturers, including contract manufacturers, of finished medical devices, and governs methods, facilities, and controls used in designing, manufacturing, packaging, labeling, storing, installing and servicing such devices. Among other requirements, manufacturers of medical devices must establish a quality system appropriate for the devices they manufacture.
•Labeling regulations, including unique device identification;
•Medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and
•Medical device correction and removal (recall) regulations with their associated reporting obligations.
Additionally, we and the manufacturing facilities of some of our suppliers are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other applicable regulations described above. The FDA can issue Form 483 Notices of Observation, warning letters or untitled letters, seek a court order detaining or seizing certain devices, seek an injunction, suspend regulatory clearance or approvals, ban certain medical devices, order repair, replacement or refund of those devices and require notification of health professionals and others with regard to medical devices that present risks of substantial harm to the public health. The FDA may also initiate action for criminal prosecution of violations.

The FDA also may require post market testing, surveillance, or other measures to monitor the effects of an approved or cleared product. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, quality control, manufacture, packaging, and labeling procedures must continue to conform to QSRs after approval and clearance, and manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with QSRs. The FDA may withdraw product approvals or recommend or require product recalls if a company fails to comply with regulatory requirements.

Advertising, marketing and promotional activities for devices are also subject to FDA oversight. The failure to comply with the requirements applicable to these activities can result in FDA enforcement action.

Manufacturers of medical devices are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling. Promotion of products for uses not described in the approved or cleared labeling (“off-label” uses) has resulted in enforcement actions against manufacturers, including actions alleging violation of the Federal False Claims Act, federal and state healthcare fraud and abuse laws, and state consumer protection laws. The failure to comply with prohibitions on “off-label” promotion can result in significant monetary penalties, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

Requirements Outside the U.S.

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. For example, the EU has adopted the EU Medical Device Regulation (the "EU MDR") and the EU In Vitro Diagnostic Regulation (the "EU IVDR"), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and postmarket surveillance, than the current medical device directives they replace. The EU MDR is fully applicable as of May 26, 2021, and the EU IVDR as of May 26, 2022. There is a transition period for devices with a notified body certificate with an expiry date after the date of full application. However, a new EU certificate under the applicable Regulations must be obtained before that expiry date if there is to be no interruption in manufacturing and supply of devices to the market. There are nevertheless a number of provisions that need to be complied with from the date of application, including updating the postmarket surveillance process, appointing an importer for the EU, appointing a person responsible for regulatory compliance, and updating economic operator agreements. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Drug Regulation

Development and Approval

Under the FDCA, FDA approval of a new drug application, or NDA, is generally required before any new drug can be marketed in the U.S. NDAs require extensive studies and submission of a large amount of data by the applicant.

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

Post-Approval Regulations

After the FDA permits a drug to enter commercial distribution, numerous regulatory requirements continue to apply. These include the FDA's current cGMPs, which include a series of requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, and laboratory controls and records and reports. The FDA has also established labeling regulations, advertising and promotion requirements and restrictions; regulations regarding conducting recalls of product; and requirements relating to the reporting of adverse events.

Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity, such as warning letters, and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and entering into agreements with the government that materially restrict the manner in which a company promotes or distributes drug or biological products.

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

Conflict Minerals

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of “Conflict Minerals” mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. The conflict minerals include tin, tantalum, tungsten and gold and their derivatives. These requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of our products. There may be material additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products as well as costs of possible changes to products processes, or sources of supply as a consequence of such verification activities.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, the Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report information to the federal government on certain payments or transfers of value that they make to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning calendar year 2021, manufacturers must collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives for reporting in 2022. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Many states have adopted analogous laws and regulations, including state anti-kickback and false claims laws, which may apply to items or services reimbursed under Medicaid and other state programs or, in several states, regardless of the payer. Several states have enacted legislation requiring pharmaceutical and medical device companies to, among other things, establish marketing compliance programs; file periodic reports with the state, including reports on gifts and payments to individual health care providers; make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities; and/or register their sales representatives. Some states prohibit specified sales and marketing practices, including the provision of gifts, meals, or other items to certain health care providers and/or offering co-pay support to patients for certain prescription drugs.

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

Human Capital

Our employees are the foundation of our organization, each with their own talents, backgrounds and abilities. As of April 3, 2021, we employed the full-time equivalent of 2,708 persons. Approximately 79% of our employees are located in the U.S. and the remaining 21% are located across 19 other countries.

In our industry, there is substantial competition for key personnel in the regions in which we operate. Recruiting, developing and retaining talented employees is critical to both our strategy and our ability to compete effectively in the markets we serve. We are committed to building a collaborative, performance-driven culture that attracts and retains the best talent. We strive to do this by soliciting employee perspectives, investing in their development, promoting employee health and safety, providing competitive pay and benefits and recognizing that the diversity of our teams and their ideas helps build our culture and strengthens our ability to make our work matter for the customers, patients, donors and healthcare providers who depend on us. These efforts include:

•Employee Engagement. We conduct an annual employee engagement survey, with at least 90% global participation since fiscal 2018. Feedback from these surveys is shared across the organization and informs both Company-sponsored initiatives and shared action plans between managers and direct reports.

•Employee Development. We offer a variety of programs and resources designed to facilitate our employees’ career development, training and networking, including:

◦Manager development sessions focused on leadership skills, such as performance management training, coaching and feedback;

◦Continuous improvement training for colleagues in functions that can best leverage and utilize process improvement practices;

◦Best-in-class learning management system and dynamic content libraries aimed to meet the individual needs of colleagues’ current and future goals and aspirations; and

◦Tuition reimbursement to support degree programs and certifications.

•Competitive Pay and Benefits. We offer market-competitive base pay and benefits to our employees around the world. Most of our employees also have variable components to their compensation that are tied to achievement of corporate and individual performance goals, the fluctuations of our stock price, or a combination of both. We also offer an Employee Stock Purchase Plan to eligible employees, consistent with our philosophy that compensation should align the interests of employees and shareholders and promote a long-term shareholder perspective.

•Health and Safety. As a Company, we are also committed to making our workplaces safe and secure. This includes eliminating unsafe work practices and workplace injuries and illnesses and promoting the health, safety and well-being of all employees, contractors and visitors. Important objectives in achieving our vision include: creating a positive safety culture, maintaining an effective safety management system and reducing risk in the workplace. Our response to the COVID-19 pandemic has focused on business continuity and the safety of our employees. This includes prioritizing employee safety with remote work and travel restrictions, and limiting exposure for our manufacturing and customer facing employees, including field service and sales teams, to ensure supplies and support for our customers.

•Diversity, Equity and Inclusion. The diversity of our teams and their ideas helps build our collaborative, performance driven culture. We understand the value that each individual brings to our workplace, and we are committed to providing an inclusive environment where every individual has the opportunity to thrive. Additionally, we encourage colleagues with shared interests and affinities to connect and learn from one another.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “foresees,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impacts of the COVID-19 pandemic; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impacts of acquisitions or dispositions; market position and expenditures.

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

•The effect of the ongoing COVID-19 pandemic, or outbreaks of communicable diseases, on our business, financial conditions and results of operations, including the time it will take for vaccines to be broadly distributed and accepted in the U.S. and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic;

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

•Pricing pressures resulting from trends toward healthcare cost containment, including the continued consolidation among healthcare providers and other market participants;

•The continuity, availability and pricing of plastic and other raw materials, finished goods and components used in the manufacturing of our products (including those purchased from sole-source suppliers) and the related continuity of our manufacturing, sterilization, supply and distribution;

•Our ability to develop, manufacture and market new products and technologies successfully and in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete;

•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Operational Excellence Program;

•The potential that the expected strategic benefits and opportunities from our acquisition of Cardiva and any other planned or completed acquisition or divestiture by the Company may not be realized or may take longer to realize than expected;

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated timing and cost of product approval;

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, MDR and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

•Our ability to meet our debt obligations and raise additional capital when desired on terms reasonably acceptable to us;

•The potential impact of our convertible senior notes and related capped call transactions;

•Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses, and resulting margins;

•The impact of changes in U.S. and international tax laws;

•Our ability to protect intellectual property and the outcome of patent litigation;

•Costs and risks associated with product liability and other litigation claims;

•Our ability to retain and attract key personnel; and

•Market conditions impacting our stock price and/or share repurchase programs we may enter into from time to time, and the possibility that such share repurchase programs may be delayed, suspended or discontinued.

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

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. Please refer to the cautionary statements made under the heading “Cautionary Statement Regarding Forward-Looking Information” at the end of Item 1 of this Annual Report on Form 10-K for more information on the qualifications and limitations on forward-looking statements.

Risks Related to the COVID-19 Pandemic

The outbreak of communicable diseases could have, and the ongoing COVID-19 pandemic and its related effects are having, a material adverse impact on our business, financial condition, cash flows and results of operations, and we are unable to predict the extent to which COVID-19 and its related impacts will continue to adversely affect our Company and the achievement of our strategic objectives.

The COVID-19 outbreak has significantly impacted economic activity and markets around the world and is negatively impacting our business, financial condition, cash flows and results of operations in numerous ways, including, but not limited to, those outlined below. We are unable to predict the extent to which COVID-19 and its related impacts will continue to negatively affect our Company, including the time it will take for vaccines to be broadly distributed and accepted in the U.S. and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic:

•Product Demand. As a result of COVID-19, we have experienced both decreased demand and increased volatility in demand for our products. Lower collection volumes at source plasma collection centers due to COVID-19 factors, including stay-at-home and other government orders designed to slow the spread of COVID-19, donor safety concerns, reduced donor collection capacity due to shutdowns and social distancing requirements, and government economic relief programs that may reduce the propensity of people to be donors, have adversely affected and likely will continue to adversely affect demand for our Plasma disposable products. Additionally, reductions in elective surgeries and trauma cases, restrictions on vendor access at customer sites and the reallocation of hospital resources to address critical intensive care needs during the COVID-19 pandemic have reduced and will likely continue to reduce demand for our Hospital products. We also have experienced, and may continue to experience, in certain markets rapid and unpredictable changes in demand for some of our Blood Center disposable products as blood collectors seek to replenish their blood product inventories and safety stocks. Such changes could impact our ability to meet demand on a timely basis or could result in potential reductions in demand in future periods if safety stock levels in certain markets return to pre-COVID-19 levels or the supply of blood held by our customers significantly exceeds the demand for blood from hospitals due to declines of elective surgeries and trauma cases.

•Manufacturing, Supply Chain and Distribution System Disruption. COVID-19 and its associated economic disruptions could have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking and financial difficulties experienced by our third-party manufacturers and suppliers. Although we have not experienced significant manufacturing or supply chain difficulties to date as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes could have a material adverse effect on our business.

•Potential Liquidity and Credit Impacts. While we have significant sources of cash and liquidity and access to committed credit lines, we may be adversely impacted by delays in payments of outstanding receivables if our customers experience financial difficulties or are unable to borrow money to fund their operations, which may adversely impact their ability to pay for our products on a timely basis, if at all, which in turn would adversely affect our financial condition.

These and other impacts of COVID-19 may also have the effect of heightening many of the other risks described in the Risk Factors section of this Annual Report on Form 10-K. We believe the magnitude of the adverse impact of these factors on our business, financial condition, cash flows and results of operations will be primarily driven by: the severity and duration of the COVID-19 pandemic, including the time it will take for vaccines to be broadly distributed and accepted in the U.S. and the rest of the world; the timing, scope and effectiveness of governmental responses to the COVID-19 pandemic and associated economic disruptions; general confidence about personal health and safety; and the COVID-19 pandemic’s impact on U.S. and international healthcare systems, the U.S. economy and the worldwide economy.

Risks Related to our Business and Industry

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

In fiscal 2021, our two largest Plasma customers each accounted for more than 10% of our net revenues and our ten largest customers accounted for approximately 49% of our net revenues. In April 2021, one of these customers, CSL, informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the current term in June 2022. In addition to the anticipated financial impact of the non-renewal of the CSL supply agreement in June 2022, we could experience an adverse effect on our results of operations or financial condition if any of our other largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, including material decreases in demand for plasma or development of alternative processes.

If we are unable to negotiate competitive pricing or generate adequate disposable sales volumes from customers following conversion to our NexSys PCS platform, we may not realize the intended benefits of our investment.

We have focused heavily on the development and commercialization of our NexSys platform, comprised of both the NexSys PCS plasmapheresis system and NexLynk DMS software, and continuous platform innovation as reflected in our receipt of FDA clearance for NexSys PCS with Persona technology during fiscal 2021. Since the commercial launch of our NexSys platform in fiscal 2019, we have entered into long-term contracts with each of our major customers that provide for conversion to NexSys within some portion of their collection network. If we fail to receive pricing or generate disposable sales volumes from customers following conversion to our NexSys PCS platform that provide an adequate return on our investment, we may not realize the full intended benefits of our investment.

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

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

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

If our vendor is unable to adequately protect our data or information is lost, if our ability to deliver our services is interrupted (including as a result of significant outbreaks of disease, including the ongoing COVID-19 pandemic, natural disasters, strikes, terrorism attacks or other adverse events in the countries in which the vendor operates), if our vendor's fees are higher than expected, if our vendor makes mistakes in the execution of operations support, or if the vendor terminates our relationship, then our business and operating results may be negatively affected.

A significant portion of our revenue derives from the sale of blood collection supplies. Declines in the number of blood collection procedures have adversely impacted our business and future declines may have an adverse effect on our business, financial condition and results of operations.

The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2021 due to sustained declines in transfusion rates caused by hospitals' improved blood management techniques and protocols. In response to this trend, U.S.

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

Consolidation of healthcare providers and blood collectors, healthcare cost containment pressures, government payment and delivery system reforms and changes in private payer policies could decrease demand for our products, the prices which customers are willing to pay for those products and/or the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition and results of operations.

Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs are causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses. Our Vascular Closure devices, for example, are often perceived as physician preference devices with a relatively higher price point compared to certain vascular closure alternatives such as sutures or manual compression, and purchases are commonly made by a hospital only after approval by its value analysis committee. If a hospital value analysis committee does not approve or revokes prior approval for any of the reasons set forth above, the demand for our vascular closure devices may decrease and we could experience an adverse effect on our results of operations or financial condition.

The influence of integrated delivery networks, group purchasing organizations and large single accounts has the potential to put price pressure on our Hospital business. It also puts price pressure on our U.S. Blood Center customers who are also facing reduced demand for red cells. Our Blood Center customers have responded to this pressure by creating their own group purchasing organizations and resorting to single source tenders to create incentives for suppliers, including us, to significantly reduce prices.

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

An interruption in our ability to manufacture our products, obtain key components or raw materials, or the failure of a sole source supplier or sterilization service provider may adversely affect our business.

We have a complex global supply chain that involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods.

We manufacture certain key disposables and devices at single locations with limited alternate facilities. If an event occurs that results in the closure of or damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers who have their own complex supply chains. Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications, could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S. and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S. and Mexico to the rest of the world.

Some of our products require sterilization prior to sale or distribution, and we utilize third-party facilities for this process. If an event occurs that results in damage to or closure, whether temporarily or permanent, of one or more of these facilities, we may be unable to manufacture or sterilize the relevant products at prior levels or at all, and a third party may not be available on a timely basis (if at all) to replace sterilization capacity.

In addition, we manufacture our vascular closure devices under a shelter plan service agreement with Offshore International Incorporated (d/b/a Tetakawi), or Tetakawi, pursuant to which we lease our manufacturing facility in Guaymas, Mexico and Tetakawi is responsible for a number of ongoing services related to the facility, including provision of external security and maintenance, manufacturing personnel related human resource matters, recruiting support, government compliance, workforce transportation and cross-border shipping of raw components. We are reliant on Tetakawi to provide these services and any disruption in these services or our failure to maintain our contractual relationship with Tetakawi could significantly harm our ability to manufacture our vascular closure devices and maintain sufficient quality standards, which would negatively impact our business and results of operations.

Due to the high standards and stringent requirements of the FDA and other similar non-U.S. regulatory agencies applicable to manufacturing our products, such as the FDA's Quality System Regulation, or QSR, and current Good Manufacturing Practice, or cGMP, regulations, we may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, could compromise our ability to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

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

The composition of the plastic we purchase is also important. Today, we purchase plastics that contain phthalates, which are used to make plastic malleable. Due to regulatory changes, we may be required to remove materials such as phthalates from our devices, find alternative materials which then need to be validated or obtain regulatory approvals from the regulatory authorities for a number of products.

While we have not experienced significant shortages in the past, any interruption in the supply for certain plastics could have a material impact on our business by limiting our ability to manufacture and sell the products that represent a significant portion of our revenues. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

We may not realize the benefits we expect from our Operational Excellence Program.

In July 2019, our Board of Directors approved a new Operational Excellence Program, also referred to in this report as the 2020 Program, and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. While cost savings from the 2020 Program to date have been consistent with our expectations, it is possible that events and circumstances, such as CSL's non-renewal of its U.S. supply agreement in June 2022, other financial or strategic difficulties, delays and unexpected costs, including as a direct or indirect result of the COVID-19 pandemic, could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Our inability to realize all of the anticipated benefits from the 2020 Program could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We face intense competition, and if we are unable to successfully expand our product lines through internal research and new product development or keep pace with rapid technological changes in the healthcare industry, our business may be materially and adversely affected.

A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. The medical device markets in which we participate, however, are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of whom have greater financial and marketing resources than we do. In addition, the medical device markets in which we participate and healthcare industry generally are characterized by extensive research and development and rapid technological change.

New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our products. In addition, patents attained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we fail to develop new products or enhance existing products, or if competitive technologies or therapeutic alternatives to plasma-derived pharmaceuticals in development, such as FcRn-targeted therapies, emerge and gain market acceptance, such events could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products and the overall performance of, and continued customer confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.

If our business development activities are unsuccessful, we may not realize the intended benefits.

We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, including our recent acquisition of Cardiva may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.

We anticipate that a significant amount of management’s attention will be required in the integration of Cardiva, and that a material factor in achieving the anticipated benefits of the Cardiva acquisition will be our ability to effectively and profitably market and sell the vascular closure devices acquired from Cardiva. Also as a result of the Cardiva acquisition, we have entered into a new line of business. Unlike our existing products, the VASCADE and VASCADE MVP vascular closure devices are designated as Class III medical devices, which are subject to additional and complex regulatory requirements. Complying with these regulations will be costly, time-consuming and complex. Furthermore, any new business line and/or new product or service could have an adverse impact on the effectiveness of our system of internal controls.

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

Risks Related to Government Regulation

As a medical device and drug manufacturer, we operate in a highly regulated industry, and non-compliance with applicable laws or regulations could adversely affect our financial condition and results of operations.

The manufacture, distribution and marketing of our products are subject to extensive regulation by the FDA and other state and non-U.S. regulatory bodies. Our operations are also subject to review and monitoring by the FDA and other regulatory authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things, the product’s development, testing, premarket clearance and approval, manufacture, marketing, labeling, post-market surveillance, reporting, and imports and exports. Before a new medical device, or a new use of an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, a grant of a request for de novo classification or a Premarket Approval, or PMA, from the FDA, unless an exemption applies. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

Many of our currently commercialized products have received 510(k) clearance. In the future, the FDA may determine that our products will require more costly, lengthy and uncertain de novo or PMA processes. Modifications to Class III devices, like the Vascular Closure products we acquired from Cardiva in March 2021, may require additional clinical studies or supplemental PMA submissions. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. In addition, even if we do obtain clearance or approval, the FDA may not approve or clear these products for the indications that we requested. Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products.

Failure to substantially comply with applicable regulations could subject our products to recall or seizure of our products by government authorities, or an order to suspend manufacturing and distribution activities. If our products were determined to have design or manufacturing flaws, this could also result in their recall or seizure. Either of these situations could also result in the imposition of fines, administrative actions like untitled or warning letters, and other penalties or sanctions.

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU MDR is fully applicable as of May 26, 2021 and the EU IVDR is fully applicable as of May 26, 2022. There is a transition period for devices with a notified body certificate with an expiry date after the date of full application, provided that there are no significant changes to the design or intended use. However, a new EU certificate under the applicable regulations must be obtained before that expiry date if there is to be no interruption in manufacturing and supply of devices to the market. Complying with the requirements of these regulations may require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

If we or our suppliers fail to comply with laws and regulations governing the manufacture and production of our products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection (both routine and unannounced) by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA's Quality System Regulation, or QSR, or current good manufacturing process, or cGMP, requirements (depending on the products at issue), which address, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.

Any future failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA or other regulatory authority could result in administrative actions, field actions, or civil or criminal enforcement actions.
Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our products on a timely basis and in the required quantities, if at all. Any sanctions by the FDA or other regulatory authority could have a material adverse effect on our reputation, business, results of operations and financial condition.

We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the U.S. Environmental Protection Agency regulates the use of ethylene oxide for sterilization of medical devices, and is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which could increase our costs of operations and necessitate changes to our manufacturing plants and processes. Other environmental laws may have similar consequences to us or our suppliers, or result in liability to us. The enactment of additional environmental laws in the future may increase our compliance costs or otherwise adversely impact our operations.

If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting requirements.

Under the FDA's medical device reporting regulations, medical device manufacturers are required to report to the FDA information of which they become aware that a device has or may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. Similar reporting requirements exist in some of the other jurisdictions in which we operate. Failure to report these events to the FDA or other applicable regulatory authorities within the required timeframes, or at all, could lead to enforcement actions, fines and criminal sanctions against us.

Class III medical devices are those that pose the highest risk to patients. As a result of the acquisition of our Vascular Closure products from Cardiva in March 2021, we may receive a greater number of complaints requiring investigation and potentially need to file a greater number of medical device reports with FDA, which may require additional time and resources.

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

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance, or anti-bribery laws such as the Foreign Corrupt Practices Act of 1977, or equivalent laws in other jurisdictions. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. For example, in 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act, and we expect the U.S. Treasury to issue future notices and regulations under the Act. Certain provisions of the Act and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations. The change in administration and control of Congress in the U.S. following the 2020 elections may result in additional U.S. tax law changes that could have a material impact on our future effective tax rate.

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

Risks Related to our Financial Obligations and Indebtedness

We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.

As of April 3, 2021, we had $500 million aggregate principal amount of indebtedness under our convertible senior notes due 2026 (the “2026 Notes”) as well as $350.0 million term loan (the “Term Loan”) and access to a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). As of April 3, 2021, we had $301.9 million of debt outstanding under the Term Loan and no borrowings were outstanding under the Revolving Credit Facility.

Our Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of April 3, 2021, we were in compliance with the covenants pursuant to our Credit Facilities, and we currently forecast that we will be in compliance with our Credit Facility covenants through the period ending April 2, 2022. Our ability to pay our debt when due or refinance our indebtedness, including the Notes, depends on our future financial performance, which is subject to economic, financial, competitive, and other factors outside of our control. If we are not able to pay our debt when due or refinance our indebtedness on desirable terms such that we default on our debt obligations, our indebtedness could become immediately payable in full which could harm our financial condition, result of operation or cost of borrowing.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

Under certain circumstances, the noteholders may convert their 2026 Notes at their option prior to the scheduled maturities. If one or more noteholders elect to convert their 2026 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2026 Notes will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of March 5, 2021, between U.S. Bank National Association, as trustee (the “Trustee”) and us (the “Indenture”)), at a repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Call Transactions may affect the value of the 2026 Notes and our common stock.

In connection with the 2026 Notes issuance, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2026 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The Option Counterparties are financial institutions, and we are subject to the risk that one or more of the Option Counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Call Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions with such Option Counterparty. Our exposure depends on many factors, but our exposure will generally increase if the market price or the volatility of our common stock increases. In addition, upon default by an Option Counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

In addition, the Capped Call Transactions are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2026 Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2026 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2026 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Conversion of the 2026 Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the 2026 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect our common stock’s prevailing market prices. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Notes into shares of our common stock could depress the price of our common stock.

Risks Related to Operating Internationally

As a substantial amount of our revenue comes from outside the U.S., we are subject to geopolitical events, economic volatility, violations of anti-corruption laws, export and import restrictions and tariffs, decisions by local regulatory authorities and the laws and medical practices in foreign jurisdictions.

We do business in over 90 countries and have distributors in approximately 80 of these countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility (such as the United Kingdom's exit from the EU, commonly referred to as "Brexit"), anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2021, our international revenues accounted for 40.0% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes and recently enacted and future tax law changes in jurisdictions in which we operate. Changes in our operations, including headcount in Switzerland or Malaysia, could adversely affect our tax rate due to favorable tax rulings in these jurisdictions. We are also subject to tax audits in various jurisdictions and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.

Risks Related to Intellectual Property and Litigation

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

Our products are relied upon by medical personnel in connection with the treatment of patients and the collection of blood or blood components from donors. In the event that patients or donors sustain injury or death in connection with their condition or treatment, we, along with others, may be sued and whether or not we are ultimately determined to be liable, we may incur significant legal expenses. These claims may be brought by individuals seeking relief on their own behalf or purporting to represent a class. In addition, we may be subject to claims against us even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, we rely on physicians and healthcare providers to properly and correctly use our products on patients. If these physicians or healthcare providers are not properly trained, are negligent in using our products or use our products “off-label,” the capabilities of our products may be diminished or the patient may suffer critical injury. We cannot prevent a physician from using our products for off-label applications. In addition, we cannot guarantee that physicians are trained by us or their peers prior to utilizing our products. Complications resulting from the use of our products off-label or use by physicians who have not been trained appropriately, or at all, may expose us to product liability claims and harm our reputation. Any such complications or adverse safety outcomes following use of VASCADE or VASCADE MVP may result in higher payments to our customers under a Performance Guarantee program applicable to those products, which would harm our business and results of operations. In addition, product liability claims may be asserted against us in the future based on events we are not aware of at the present time.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or halt commercialization of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, such litigation could damage our reputation and, therefore, impair our ability to market our products or obtain professional or product liability insurance, or increase the cost of such insurance. While we believe that our current product liability insurance coverage is sufficient, there is no assurance that such coverage will be adequate to cover incurred liabilities or that we will be able to obtain acceptable product and professional liability coverage in the future.

General Risk Factors

Our success depends on our ability to attract and retain key personnel needed to successfully operate the business.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and R&D positions, and to facilitate seamless leadership transitions for key positions. Our ability to recruit and retain key talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment and industry economic conditions. In December 2019, we relocated our corporate headquarters to a leased office space in Boston, Massachusetts and in response to the COVID-19 pandemic, we instituted remote working practices for many of our employees. Although we believe our move to Boston and the steps we have taken to build a collaborative, performance driven culture and to maintain employee well-being during COVID-19 will help us to attract and retain key talent, we face intense competition for talent in our industry, particularly as employees are increasingly able to work remotely. If we fail to attract and retain key personnel in senior management and other positions, or if our succession planning efforts are not effective, it could adversely impact our business.

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

Share repurchase programs could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

We may in the future request that the Board of Directors authorize one or more share repurchase programs, our most recent of which expired in May 2021. Under such share repurchase programs, we are generally authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased is determined by us and depends on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. Such share repurchase programs may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs. Repurchases pursuant to a share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases would enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase programs are intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce a program’s effectiveness. Refer to Note 7, Earnings per Share, to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our global headquarters is located in Boston, Massachusetts. During fiscal 2020, we sold our principal office in Braintree, Massachusetts and completed our relocation to a 62,000 square foot leased office space in Boston, Massachusetts.

As of April 3, 2021, our principal manufacturing centers were located in Pennsylvania, Utah and California within the U.S., as well as internationally in Mexico and Malaysia. Our products are distributed worldwide from primary distributor centers in Tennessee and Switzerland. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of April 3, 2021 (in approximate square feet):

	Owned	Leased	Total
U.S.	165,385	725,666	891,051
International	135,000	768,532	903,532
Total	300,385	1,494,198	1,794,583

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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the two year period ending May 2021. We had no share repurchases during fiscal 2021. The total remaining authorization for repurchases of our common stock under the share repurchase program was $325 million as of April 3, 2021. We did not make any additional share repurchases under this program which expired in May 2021.

ITEM 6. SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in the Securities and Exchange Commission's Release No. 33-10890.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Cell Salvage, Transfusion Management and Vascular Closure products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

CSL Contract Loss

In April 2021, CSL informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits (the “Supply Agreement”) following the expiration of the current term of the Supply Agreement in June 2022. In fiscal year 2021, revenue under this Supply Agreement was $88.6 million, or 10.2% of total revenue. As a result of this anticipated contract loss, we recorded a $20.9 million one-time asset impairment charge relating to disposables manufacturing equipment and $5.0 million of additional expenses in the fourth quarter of fiscal 2021. In the first quarter of fiscal 2022, we expect to incur an additional $3.4 million of accelerated depreciation expense relating to disposables manufacturing equipment previously placed into service that will cease being used.

Issuance of Convertible Senior Notes

In March 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee (the “Indenture”). The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. Approximately $47.4 million of the net proceeds from the offering were used to fund the cost of entering into Capped Call Transactions and the balance was used to reduce our indebtedness under the Credit Facilities and for working capital and other general corporate purposes.

Acquisitions

Cardiva Medical, Inc.

On March 1, 2021, we acquired Cardiva an industry-leading manufacturer of vascular closure systems based in Santa Clara, California for total consideration of $489.8 million, which consisted of upfront payments of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. The purchase price is subject to customary working capital and certain other adjustments as of the closing of the transaction and a maximum of $35.0 million in contingent consideration payable over the next two years based on sales growth. We financed the acquisition through a combination of cash, borrowings under our Revolving Credit Facility and an additional $150.0 million term loan. These borrowings were subsequently paid in full during the same period using the proceeds from the 2026 Notes.

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

Refer to Note 4, Acquisitions, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Persona®

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

Inlog Holdings France

On September 18, 2020, we sold our wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred) and recognized a gain of $20.0 million. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. This divestiture and the sale of our U.S. blood donor management software better position us to focus on our growth segments.

Refer to Note 5, Divestitures, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Restructuring Program

In July 2019, our Board of Directors approved an Operational Excellence Program (the “2020 Program”) and delegated authority to management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. We initially expected to incur aggregate charges between $60 million and $70 million by the end of fiscal 2023 and to achieve savings of $80 million to $90 million on an annualized basis once the program is completed. We believe the 2020 Program will continue to provide future savings, however, we are currently assessing the potential impact CSL's decision not to renew its Supply Agreement on the expected timing, charges and savings. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the fiscal year ended April 3, 2021, we incurred $15.1 million of restructuring and turnaround costs under this program. Total cumulative charges under this program are $27.0 million as of April 3, 2021.

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

Changes in demand for plasma-derived biopharmaceuticals, particularly immunoglobulin, are the key driver of plasma collection volumes in the biopharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived biopharmaceuticals also affect collection volume, including the following:

•Biopharmaceutical companies are seeking more yield from the collected plasma to meet growing demand for biopharmaceuticals without requiring an equivalent increase in plasma supply.

•Newly approved indications for auto-immune diseases treated with plasma-derived therapies, the growing understanding and diagnosis of these diseases, longer lifespans and a growing aging patient population increase the demand for plasma.

•Geographical expansion of biopharmaceuticals also increases demand for plasma.

During fiscal 2021 the COVID-19 pandemic significantly reduced the number of source plasma collections in the U.S., which materially reduced the demand for plasma products. We continue to view the impacts of the pandemic on plasma collection as temporary and remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue. Because plasma collected in the U.S. supplies the vast majority of plasma volume demand worldwide, we anticipate continued growth in North America in future periods as collection volumes benefit from an expanding end user market for plasma-derived biopharmaceuticals.

Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where over 70% of the world's source plasma is collected and only a few customers provide the majority of our Plasma revenue.

Blood Center Market

In the Blood Center market, we sell automated blood component and manual whole blood collection systems. While we sell products around the world, a significant portion of our sales are to a limited number of customers due to relatively limited number of blood collectors.

Within the Blood Center market, we have seen three trends that have negatively impacted growth of the overall marketplace despite the overall increase in aging populations. Overall, we continue to expect a decline in this business in the low to mid single-digits.

•Declining transfusion rates in mature markets due to the development of more minimally invasive procedures with lower associated blood loss, as well as better blood management.

•Competition in multi-unit collection technology for automated blood component collection systems has intensified and has negatively impacted our sales in markets where these collections are prevalent.

▪Industry consolidation through group purchasing organizations has intensified pricing competition particularly in the manual whole blood collection systems.

Hospital Markets

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

Haemonetics’ TEG®, ClotPro® and HAS hemostasis analyzer systems are advanced diagnostic tools that provide a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the standard of care in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.

Geographically, TEG systems have achieved the highest market penetration in North America, Europe and China. However, there are considerable growth opportunities in these as well as other markets, as TEG systems become more established as the standard of care around the world. Our ClotPro system is currently available in select European and Asian markets and is not available for use or sale in the U.S. The HAS-100 is currently commercialized in China.

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

Transfusion Management Market - Revenues from BloodTrack® have increased in the U.S. and Europe in recent years as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx®'s leading market share in the U.S. remains steady and in fiscal 2021 launched in the United Kingdom. We continue to explore opportunities to expand the portfolio internationally.

Vascular Closure Market - Our target market, coronary and peripheral procedures and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Electrophysiology procedures consist of catheter-based interventions to diagnose and treat cardiac arrhythmias. This procedure category is expected to grow based on the increasing incidence and prevalence of cardiac arrhythmias, mainly in the U.S.

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2021	2020	2019	% Increase/(Decrease) 21 vs. 20	% Increase/(Decrease) 20 vs. 19
Net revenues	$870,463	$988,479	$967,579	(11.9)%	2.2%
Gross profit	$397,838	$484,513	$417,536	(17.9)%	16.0%
% of net revenues	45.7%	49.0%	43.2%
Operating expenses	$308,091	$381,162	$333,991	(19.2)%	14.1%
Operating income	$89,747	$103,351	$83,545	(13.2)%	23.7%
% of net revenues	10.3%	10.5%	8.6%
Interest and other expense, net	$(16,834)	$(16,199)	$(9,912)	3.9%	63.4%
Income before (benefit) provision for income taxes	$72,913	$87,152	$73,633	(16.3)%	18.4%
(Benefit) provision for income taxes	$(6,556)	$10,626	$18,614	n/m	(42.9)%
% of pre-tax income	(9.0)%	12.2%	25.3%
Net income	$79,469	$76,526	$55,019	3.8%	39.1%
% of net revenues	9.1%	7.7%	5.7%
Net income per share - basic	$1.57	$1.51	$1.07	4.0%	41.1%
Net income per share - diluted	$1.55	$1.48	$1.04	4.7%	42.3%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal year 2021 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal year 2020 and 2019 included 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2021 decreased 11.9% compared with fiscal 2020. Without the effects of foreign exchange, net revenues decreased 12.9% compared with fiscal 2020. Revenue decreases in Plasma due to the COVID-19 pandemic primarily drove the overall decrease in revenue during the fiscal year ended April 3, 2021.

Net revenues for fiscal 2020 increased 2.2% compared with fiscal 2019. Without the effects of foreign exchange, net revenues increased 2.8% compared with fiscal 2019. Revenue increases in Plasma and Hospital primarily drove the overall increase in revenue during the fiscal year ended March 28, 2020. This increase was partially offset by declines in our Blood Center business unit.

Operating income decreased during fiscal 2021 as compared with fiscal 2020, primarily due to the impact of the COVID-19 pandemic on revenue and gross margin, offset by gain on divestitures, incremental savings from the 2020 Program and lower asset impairment charges and depreciation expense.

Operating income increased during fiscal 2020 as compared with fiscal 2019, primarily due to favorable pricing, product mix and incremental savings from both the 2020 Program and the Complexity Reduction Initiative (the “2018 Program”). The gain recognized on the sale of real estate and other assets associated with the Braintree corporate headquarters also contributed to the increase. Impairment charges associated with the divestiture of our plasma liquid solutions operations to CSL partially offset these increases during fiscal 2020.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Fiscal Year			Fiscal 2021 versus 2020			Fiscal 2020 versus 2019
(In thousands)	2021	2020	2019	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
United States	$522,607	$646,204	$606,845	(19.1)%	—%	(19.1)%	6.5%	—%	6.5%
International	347,856	342,275	360,734	1.6%	3.0%	(1.4)%	(5.1)%	(1.9)%	(3.2)%
Net revenues	$870,463	$988,479	$967,579	(11.9)%	1.0%	(12.9)%	2.2%	(0.6)%	2.8%
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

The percentage of revenue generated in our principle operating regions is summarized below:

	Fiscal Year
	2021	2020	2019
United States	60.0%	65.4%	62.7%
Japan	8.9%	7.2%	7.2%
Europe	18.3%	15.5%	17.0%
Asia	12.2%	11.1%	12.3%
Other	0.6%	0.8%	0.8%
Total	100.0%	100.0%	100.0%

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

Net Revenues by Business Unit

	Fiscal Year			Fiscal 2021 versus 2020			Fiscal 2020 versus 2019
(In thousands)	2021	2020	2019	Reported Growth	Currency impact	Constant currency growth(1)	Reported Growth	Currency impact	Constant currency growth(1)
Plasma	$332,236	$458,681	$426,650	(27.6)%	—%	(27.6)%	7.5%	(0.4)%	7.9%
Blood Center	307,452	317,761	329,727	(3.2)%	2.4%	(5.6)%	(3.6)%	(0.7)%	(2.9)%
Hospital(2)	210,632	193,437	192,270	8.9%	0.7%	8.2%	0.6%	(1.4)%	2.0%
Service	20,143	18,600	18,932	8.3%	3.6%	4.7%	(1.8)%	(1.4)%	(0.4)%
Net revenues	$870,463	$988,479	$967,579	(11.9)%	1.0%	(12.9)%	2.2%	(0.6)%	2.8%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

(2) Hospital revenue includes Hemostasis Management revenue of $107.4 million, $95.7 million and $85.7 million for fiscal years 2021, 2020 and 2019, respectively. Hemostasis Management revenue increased 12.2% during fiscal 2021 as compared with fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 12.8% during fiscal 2021 as compared with fiscal 2020. Hemostasis Management revenue increased 11.7% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Hemostasis Management revenue increased 13.5% during fiscal 2020 as compared with fiscal 2019.

Plasma

Plasma revenue decreased 27.6% during fiscal 2021 as compared with fiscal 2020. There was no foreign exchange impact on Plasma revenue during fiscal 2021. This revenue decrease was primarily driven by a decline in the volume of plasma disposables, primarily in the U.S., due to the COVID-19 pandemic and declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business. Declines in software revenue due to a one-time favorable impact in the prior year period also contributed to the decrease.

We continue experiencing the negative impact of COVID-19 on our business. While the timing of plasma collection recovery remains uncertain, we believe the impacts of the pandemic on plasma collection are temporary and anticipate volumes to recover by the end of fiscal 2022. We remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

In early April 2021, CSL informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits following the expiration of the current term of the Supply Agreement in June 2022. In fiscal 2021, revenue under this Supply Agreement was $88.6 million.

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

Blood Center

Blood Center revenue decreased 3.2% during fiscal 2021 as compared with fiscal 2020. Without the effect of foreign exchange, Blood Center revenue decreased 5.6% during fiscal 2021 primarily due to continued declines in whole blood disposables and the divestiture of certain blood donor management software solution assets. These declines were partially offset by increases in apheresis revenue, despite certain customers' conversions to alternative sources of supply, due to the impact distributor stocking orders in the first quarter and the 53rd week in fiscal 2021. The impact of the loss of this apheresis business is an incremental revenue decline of approximately $17.0 million in fiscal 2021 as compared with fiscal 2020.

We have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic, but we may experience a reversal in future periods.

Blood Center revenue decreased 3.6% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Blood Center revenue decreased 2.9% during fiscal 2020. This decrease was primarily driven by declines in whole blood disposables and software revenue. Apheresis also contributed to the overall decline as certain customers converted to alternative sources of supply.

Hospital

Hospital revenue increased 8.9% during fiscal 2021 as compared with fiscal 2020 despite the negative impact of COVID-19, primarily in China and the U.S, early in the fiscal year. Without the effect of foreign exchange, Hospital revenue increased 8.2% during fiscal 2021. This increase was primarily attributable to a recent acquisition, TEG® disposable revenue in the U.S. and equipment sales in Europe. The increases were partially offset by declines in Cell Salvage revenue and the divestiture of certain blood bank and hospital software solution assets. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels in during fiscal 2022.

Hospital revenue increased 0.6% during fiscal 2020 as compared with fiscal 2019. Without the effect of foreign exchange, Hospital revenue increased 2.0% during fiscal 2020. This increase was primarily attributable to the growth of disposables associated with TEG diagnostic systems, principally in the U.S.

Gross Profit

	Fiscal Year
(In thousands)	2021	2020	2019	% Increase/(Decrease) 21 vs. 20	% Increase/(Decrease) 20 vs. 19
Gross profit	$397,838	$484,513	$417,536	(17.9)%	16.0%
% of net revenues	45.7%	49.0%	43.2%

Gross profit decreased 17.9% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, gross profit decreased 19.6% during fiscal 2021. The decrease in the gross profit margin during fiscal 2021 was primarily due to unfavorable volumes and product mix, asset impairments, higher operational costs from the impact of the COVID-19 pandemic, recent divestitures and the amortization of the fair value inventory step-up related to the acquisition of Cardiva. The decline was partially offset by lower depreciation expense and productivity savings from the 2020 Program, the 53rd week in fiscal 2021 and recent acquisitions.

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

Operating Expenses

	Fiscal Year
(In thousands)	2021	2020	2019	% Increase/(Decrease) 21 vs. 20	% Increase/(Decrease) 20 vs. 19
Research and development	$32,857	$30,883	$35,714	6.4%	(13.5)%
% of net revenues	3.8%	3.1%	3.7%
Selling, general and administrative	$274,188	$282,017	$273,474	(2.8)%	3.1%
% of net revenues	31.5%	28.5%	28.3%
Amortization of intangible assets	$32,830	$25,746	$24,803	27.5%	3.8%
% of net revenues	3.8%	2.6%	2.6%
Impairment of assets	$1,028	$50,599	$—	(98.0)%	n/m
% of net revenues	0.1%	5.1%	—%
Gains on divestitures and sale of assets	$(32,812)	$(8,083)	$—	n/m	n/m
% of net revenues	(3.8)%	(0.8)%	—%
Total operating expenses	$308,091	$381,162	$333,991	(19.2)%	14.1%
% of net revenues	35.4%	38.6%	34.5%

Research and Development

Research and development expenses increased 6.4% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, research and development expenses increased 6.1% during fiscal 2021. The increase in fiscal 2021 was primarily due to increased spend related to European Medical Device Regulation costs, recent acquisitions and continued investments in our Plasma and Hospital Business units. The increases were partially offset by cost savings primarily related to the 2020 Program.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased 2.8% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, selling, general and administrative expenses decreased 3.5% during fiscal 2021. The decrease in fiscal 2021 was primarily due to cost containment actions taken to offset the negative effects related to the COVID-19 pandemic, incremental productivity savings from the 2020 Program and a reduction in restructuring and turnaround costs.
The decrease was partially offset by higher transaction and integration costs, increased deal amortization expense as a result of recent acquisitions and higher share-based and variable compensation expense.

Selling, general and administrative expenses increased 3.1% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, selling, general and administrative expenses increased 4.1% during fiscal 2020. The increase in fiscal 2020 was primarily due to an increase in investments, share-based compensation expense, restructuring and turnaround costs and PCS2 related costs. This increase was partially offset by incremental savings from both the 2020 Program and the complexity reduction initiative.

Amortization of Intangible Assets

We recognized amortization expense of $32.8 million and $25.7 million during fiscal 2021 and fiscal 2020, respectively. The increase in fiscal 2021 was primarily driven by an increase in intangible assets resulting from recent acquisitions.

Impairment of Assets

We recognized impairment charges of $1.0 million during fiscal 2021 in connection with the sale of our Fajardo, Puerto Rico, manufacturing operations. We recognized impairment charges of $50.6 million during fiscal 2020 in connection with the sale of our Union, South Carolina facility. Refer to Note 5, Divestitures, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information pertaining to these agreements.

Gains on Divestitures

We recognized gains on divestitures of $32.8 million during fiscal 2021. Refer to Note 5, Divestitures, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information pertaining to these divestitures. We recognized gains of $8.1 million due to the sale of assets associated with our Braintree corporate headquarters during fiscal 2020.

Interest and Other Expense, Net

Interest and other expenses increased 3.9% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, interest and other expenses increased 4.8% during fiscal 2021. The increase is primarily driven by realized losses on interest rate swaps due to declining rates, interest and debt issuance costs incurred in connection with short-term financing for the Cardiva acquisition and amortization of the debt discount associated with the 2026 Notes partially offset by a reduction in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan. The effective interest rate on total debt outstanding for the fiscal year ended April 3, 2021 was 1.4%.

Interest and other expenses increased 63.4% during fiscal 2020 as compared with fiscal 2019. Without the effects of foreign exchange, interest and other expenses increased 68.3% during fiscal 2020. The increase was primarily driven by a reduction in capitalized interest, realized losses on interest rate swaps due to declining rates, and an increase in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan. The effective interest rate on total debt outstanding for the fiscal year ended March 28, 2020 was 2.9%.

Income Taxes

	Fiscal Year
	2021	2020	2019	% Increase/(Decrease) 21 vs. 20	% Increase/(Decrease) 20 vs. 19
Reported income tax rate	(9.0)%	12.2%	25.3%	(21.2)%	(13.1)%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the U.S. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of April 3, 2021, we maintain a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and have a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended April 3, 2021, we recorded an income tax benefit of $6.6 million on our worldwide pre-tax income of $72.9 million, resulting in a reported tax rate of (9.0)%. Our effective tax rate for the year ended April 3, 2021 is lower than our effective tax rates of 12.2% and 25.3% for the years ended March 28, 2020 and March 30, 2019, respectively. The decrease in our tax rate for fiscal 2021, as compared with fiscal 2020, is primarily the result of a deferred tax asset recorded related to the U.S. purchase of intellectual property, a non-recurring tax benefit from the release of a portion of the valuation allowance due to taxable temporary differences acquired with the acquisition of Cardiva being available as a source of income to realize certain pre-existing deferred tax assets, favorable changes in the jurisdictional mix of earnings, and a decrease in the global intangible low taxed income inclusion due to legislation enacted during the year, offset by lower tax benefits associated with windfall stock compensation deductions as compared to fiscal 2020. Our decrease in tax rate for fiscal 2020, as compared with fiscal 2019, is primarily the result of tax benefits associated with windfall stock compensation deductions and favorable changes in the jurisdictional mix of earnings partially offset by the impact of changes in valuation allowance, tax reserves and increased nondeductible executive compensation.

Income Tax Acts

Beginning in fiscal 2019, we incorporated the certain provisions of the Tax Cuts and Jobs Act (the “Act”) in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse Tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. Under the GILTI provisions, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible assets of its foreign subsidiaries. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

In July 2020, the U.S. Treasury issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI calculation, income from its foreign subsidiaries whose effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply them retroactively for tax years beginning after December 31, 2017 and before July 23, 2020.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions did not have a significant impact on the Company’s financial results.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	April 3, 2021	March 28, 2020
Cash and cash equivalents	$192,305	$137,311
Working capital	$440,051	$328,817
Current ratio	2.7	2.2
Net debt position(1)	$(515,303)	$(245,182)
Days sales outstanding (DSO)	51	62
Inventory turnover	1.2	1.7
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our Revolving Credit Facility and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures and the build out of our new manufacturing facility in Clinton, PA, cash payments under the loan agreement and restructuring and turnaround initiatives.

In March 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 4.21% as of April 3, 2021.

As of April 3, 2021, we had $192.3 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be freely repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility, which we refer to together as the Credit Facilities. Interest on the Term Loan and Revolving Credit Facility is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. During the fourth quarter of fiscal 2021, the Company entered into an additional $150.0 million term loan under the existing Credit Facilities and borrowed $290.0 million under the Revolving Credit Facility in connection with the acquisition of Cardiva. Both of these borrowings were subsequently paid in full during the same period using the proceeds from the 2026 Notes. In connection with the additional $150 million term loan borrowing, the Company and its lenders also agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

As of April 3, 2021, $301.9 million was outstanding under the Term Loan and no borrowings were outstanding on the Revolving Credit Facility, both, with an effective interest rate of 1.4%. We also had $25.7 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of April 3, 2021.

During fiscal 2021, we paid $21.9 million in scheduled principal repayments for the Term Loan. We have scheduled principal repayments of $301.9 million required through fiscal 2024. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of April 3, 2021.

In July 2019, our Board of Directors approved the 2020 Program. We estimate that we will incur aggregate charges between $60 million and $70 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2023. During fiscal 2021 and 2020, we incurred $15.1 million and $11.9 million of restructuring and turnaround costs under this program, respectively.

In May 2019, our Board of Directors authorized the repurchase of up to $500.0 million of Haemonetics common shares over the two year period ending May 2021. As of April 3, 2021, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million. We did not make any additional share repurchases under this program which expired in May 2021.

Cash Flows

	Fiscal Year
(In thousands)	2021	2020	2019	Increase/(Decrease) 21 vs. 20	Increase/(Decrease) 20 vs. 19
Net cash provided by (used in):
Operating activities	$108,805	$158,217	$159,281	$(49,412)	$(1,064)
Investing activities	(425,442)	(57,176)	(116,148)	368,266	(58,972)
Financing activities	367,452	(131,208)	(50,628)	(498,660)	80,580
Effect of exchange rate changes on cash and cash equivalents(1)	4,179	(1,873)	(3,323)	6,052	1,450
Net change in cash and cash equivalents	$54,994	$(32,040)	$(10,818)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $108.8 million during fiscal 2021, a decrease of $49.4 million as compared with fiscal 2020. The decrease in cash provided by operating activities was primarily the result of a reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period, partially offset by a decrease in working capital outflow as compared with the prior year period due to lower inventory growth, primarily related to NexSys PCS devices, a decline in the build of accounts receivable due to lower sales and improved collection timing and a payment for a compensation-related liability paid at the closing of the Cardiva acquisition.

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

Investing Activities

Net cash used in investing activities was $425.4 million during fiscal 2021, an increase of $368.3 million as compared with fiscal 2020. The increase in cash used in investing activities was primarily the result of cash paid for acquisitions. The increase was partially offset by an increase in proceeds received relating to divestitures and a decrease in capital expenditures.

Net cash used in investing activities was $57.2 million during fiscal 2020, a decrease of $59.0 million as compared with fiscal 2019. The decrease in cash used in investing activities was primarily the result of a decrease in capital expenditures in fiscal 2020 due to the NexSys PCS launch and manufacturing capacity expansion projects in our Plasma business unit in fiscal 2019. Proceeds received related to the divestiture of our plasma liquid solutions operations and sale of real estate and other assets associated with the Braintree corporate headquarters in fiscal 2020 also contributed to the decrease in cash used in investing activities. This decrease was partially offset by the acquisition of the technology underlying the TEG 6s system during fiscal 2020.

Financing Activities

Net cash provided by financing activities was $367.5 million during fiscal 2021, an increase of $498.7 million as compared with fiscal 2020. The increase in cash provided by financing activities was primarily due to the $500.0 million of proceeds related to the 2026 Notes entered into in March 2021 and a decrease in share repurchases compared with the prior year period. The increase was partially offset by the repayment of borrowings on our revolving credit facility, the purchase of the Capped Call on the 2026 Notes and higher payments on our term loan.

Net cash used in financing activities was $131.2 million during fiscal 2020, an increase of $80.6 million as compared with fiscal 2019. The increase in cash used in financing activities was primarily due to lower borrowings, net of payments, on our Credit Facilities and increased share repurchases in fiscal 2020.

Contractual Obligations

A summary of our contractual and commercial commitments as of April 3, 2021 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$500,000	$—	$—	$500,000	$—
Debt	301,875	17,500	284,375	—	—
Interest payments (1)	6,369	4,000	2,369	—	—
Operating leases	89,965	10,769	17,730	14,324	47,142
Purchase commitments(2)	139,695	139,695	—	—	—
Expected retirement plan benefit payments	14,326	1,629	2,801	2,537	7,359
Total contractual obligations	$1,052,230	$173,593	$307,275	$516,861	$54,501
(1) Interest payments reflect the contractual interest payments on our outstanding debt and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of April 3, 2021. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment as well as commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $3.6 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk

While approximately 49% of our revenue during fiscal 2021 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

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

Legal Proceedings

In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for legal matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 16, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange

During fiscal 2021, 40.0% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Standards to be Implemented

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2019-12, Income Taxes (Topic 740). The new guidance will improve consistent application of and simplify the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. ASC Update No. 2019-12 is effective for annual periods beginning after December 15, 2020, and is applicable to us in fiscal 2022. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

In August 2020, the FASB issued ASC ASU Update No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The amendments simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We early adopted ASC Update No. 2020-06 effective April 4, 2021 using the modified retrospective method, which will result in a decrease of approximately $81.3 million to additional paid-in capital and an increase of approximately $80.3 million to non-current convertible notes, net, on the Consolidated Balance Sheets. Additionally, retained earnings will be adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes will no longer have a debt discount that will be amortized. The impact to retained earnings on the Consolidated Balance Sheets as of April 4, 2021 is an increase of approximately $1.0 million. While we do not expect a material impact to our consolidated statements of operations and consolidated statements of cash flows upon adoption, non-cash interest expense associated with the amortization of debt discounts will be reduced in future periods.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. We consider an estimate to be a “critical accounting estimate” when (i) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimate on financial condition or operating performance is material. The accounting policies and estimates identified as critical are as follows:

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. Refer to Note 2, Summary of Significant Accounting Policies and Note 8, Revenue, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:

•Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions and/or competitive technology developments,

•Declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls,

•Decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•Increases in our market-participant risk-adjusted weighted average cost of capital and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in future impairment charges.

We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. Refer Note 2, Summary of Significant Accounting Policies and Note 11, Goodwill & Intangible Assets, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions including forecasted cash flows, revenues attributable to existing technology and existing customer attrition. When estimating the significant assumptions to be used in the valuation we included a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies' growth rates and their implied volatility. Our estimates of forecasted revenues in the earn out period include a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

Convertible Senior Notes

Significant judgment is required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the convertible senior notes. We account for convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

We estimate the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, we utilize both an income and market approach. For the income approach, we use a convertible bond pricing model, which include several assumptions including volatility and the risk-free rate. For the market approach, we perform an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions is required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposures relative to market risk are due to foreign exchange risk and interest rate risk.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. dollar relative to all other major currencies. As of April 3, 2021, in the event of a 10% strengthening of the U.S. dollar, the change in fair value of all forward contracts would result in a $7.2 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. dollar would result in a $8.2 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities for the fiscal year ended April 3, 2021 was $301.9 million with an interest rate of 1.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.8 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 3, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2021 expressed an unqualified opinion thereon.

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

Valuation of goodwill
Description of the Matter	As discussed in Note 11 to the consolidated financial statements, the Company had approximately $466 million of goodwill allocated among its three reporting units as of April 3, 2021. The Company performs its annual quantitative impairment analysis as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist, utilizing a discounted cash flow income approach in order to value reporting units for the test.

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

Income taxes - valuation allowance
Description of the Matter	As described in Note 6 to the consolidated financial statements, the Company had gross deferred tax assets on temporary differences of approximately $94 million offset by an approximately $11 million valuation allowance as of April 3, 2021. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, both positive and negative, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Accounting for Convertible Senior Notes
Description of the Matter	As discussed in Note 13 to the consolidated financial statements, in March 2021 the Company issued $500 million of 0% convertible senior notes due March 2026 (the “2026 Notes”), which requires the Company to settle the principle in cash and any conversion premium in cash or stock at its option. Concurrent with the offering of the 2026 Notes, the Company entered into separate capped call transactions to reduce potential dilution upon conversion of the 2026 Notes. These transactions are collectively referred to as the Convertible Notes Transactions. The financial statement accounts primarily affected by these transactions were debt and equity.

Auditing the Company’s accounting for the 2026 Notes was complex due to the significant judgment required in determining the liability component of the related convertible senior notes as well as the balance sheet classification of the elements of the Convertible Notes Transactions. The Company accounted for the 2026 Notes as separate liability and equity components, determining the fair value of the respective liability component based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

The Company estimated the fair value of the liability component of the 2026 Notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of debt securities issued by other comparable companies and broader market indices. Additionally, a detailed analysis of the terms of the Convertible Notes Transactions was required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Convertible Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Notes Transactions, including the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Notes Transactions, among other procedures, included reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Notes Transactions, including the determination of the balance sheet classification of each transaction and identification of any derivatives included in the arrangements.

Our testing of the fair value of the liability component of the 2026 Notes, included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we focused on the Company’s assumptions used to determine the risk adjusted yield, which was based on a calibration to the convertible senior notes’ issuance price and corroborated by an analysis of comparable issuances of debt securities by other companies. In addition, we involved valuation professionals to assist in our evaluation of the methodology used by the Company and significant assumptions.

Accounting for Acquisitions
Description of the Matter	As described in Note 4 to the consolidated financial statements, the Company completed two acquisitions in fiscal year 2021 for total purchase consideration of $510.3 million consisting of a combination of cash and future contingent earnout payments. The acquisitions were accounted for as business combinations. The most significant was the acquisition of all the outstanding equity of Cardiva Medical, Inc. for purchase consideration of $489.8 million. The recognition, measurement and disclosure of the Company’s business combinations in the 2021 consolidated financial statements was considered especially challenging and required significant auditor judgment due to the complex nature in the determination by management of the appropriate assumptions and related valuation models for the valuation of acquired assets and assumed liabilities related to the Cardiva Medical, Inc. acquisition, including, but not limited to, the developed technology intangible asset and contingent consideration liability. The financial statement accounts primarily affected by these transactions were intangible assets, goodwill, and contingent consideration liabilities.

Auditing the Company's accounting for the Cardiva Medical, Inc. acquisition was especially challenging due to the significant estimation required by management in determining the fair value of the developed technology intangible asset and contingent consideration liability of $230 million and $24 million, respectively. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the intangible asset and contingent consideration liability, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the income approach to measure the fair value of the intangible asset and a Monte Carlo simulation model to measure the fair value of the contingent consideration liability. The significant assumptions used to estimate the fair value of the intangible asset and contingent consideration liability included forecasted revenues attributable to existing technology, forecasted revenues for the contingent consideration earnout period and the discount rates. When estimating the significant assumptions to be used in the valuation the Company included a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. We tested controls over the valuation of intangible assets and contingent consideration liabilities, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets and contingent consideration liability, our audit procedures included, among others, evaluating the significant assumptions used, and the testing of the completeness and accuracy of underlying data. We tested the valuation models used to value the acquired intangible assets and contingent consideration liability including consideration of the nature and classification of such contingent liability. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we involved valuation professionals to assist in our evaluation of the methodology, computations, and significant assumptions used by the Company within the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts
May 26, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019

Net revenues	$870,463	$988,479	$967,579
Cost of goods sold	472,625	503,966	550,043
Gross profit	397,838	484,513	417,536
Operating expenses:
Research and development	32,857	30,883	35,714
Selling, general and administrative	274,188	282,017	273,474
Amortization of intangible assets	32,830	25,746	24,803
Impairment of assets	1,028	50,599	—
Gains on divestitures and sale of assets	(32,812)	(8,083)	—
Total operating expenses	308,091	381,162	333,991
Operating income	89,747	103,351	83,545
Interest and other expense, net	(16,834)	(16,199)	(9,912)
Income before (benefit) provision for income taxes	72,913	87,152	73,633
(Benefit) provision for income taxes	(6,556)	10,626	18,614
Net income	$79,469	$76,526	$55,019

Net income per share – basic	$1.57	$1.51	$1.07
Net income per share – diluted	$1.55	$1.48	$1.04

Weighted average shares outstanding
Basic	50,688	50,692	51,533
Diluted	51,292	51,815	52,942
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019

Net income	$79,469	$76,526	$55,019

Other comprehensive income:
Impact of defined benefit plans, net of tax	(351)	318	(204)
Foreign currency translation adjustment, net of tax	9,572	(5,587)	(9,108)
Unrealized loss on cash flow hedges, net of tax	(489)	(10,111)	(1,877)
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	6,856	625	(200)
Other comprehensive income (loss)	15,588	(14,755)	(11,389)
Comprehensive income	$95,057	$61,771	$43,630
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 3, 2021	March 28, 2020

ASSETS
Current assets:
Cash and cash equivalents	$192,305	$137,311
Accounts receivable, less allowance of $2,226 at April 3, 2021 and $3,824 at March 28, 2020	127,555	165,207
Inventories, net	322,614	270,276
Prepaid expenses and other current assets	51,072	30,845
Total current assets	693,546	603,639
Property, plant and equipment, net	217,559	253,399
Intangible assets, less accumulated amortization of $320,640 at April 3, 2021 and $296,942 at March 28, 2020	365,483	133,106
Goodwill	466,444	210,652
Deferred tax asset	6,009	3,930
Other long-term assets	70,882	62,384
Total assets	$1,819,923	$1,267,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,016	$76,980
Accounts payable	50,293	50,730
Accrued payroll and related costs	47,600	49,471
Other current liabilities	138,586	97,641
Total current liabilities	253,495	274,822
Long-term debt, net of current maturities	690,592	305,513
Deferred tax liability	43,825	10,562
Other long-term liabilities	100,341	89,104
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,868,820 shares at April 3, 2021 and 50,322,930 shares at March 28, 2020	509	503
Additional paid-in capital	602,727	553,229
Retained earnings	157,981	78,512
Accumulated other comprehensive loss	(29,547)	(45,135)
Total stockholders’ equity	731,670	587,109
Total liabilities and stockholders’ equity	$1,819,923	$1,267,110
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 31, 2018	52,343	$523	$503,955	$266,942	$(18,991)	$752,429
Employee stock purchase plan	67	1	3,253	—	—	3,254
Exercise of stock options	287	3	10,188	—	—	10,191
Shares repurchased	(1,841)	(18)	1,737	(161,719)	—	(160,000)
Issuance of restricted stock, net of cancellations	164	1	(1)	—	—	—
Share-based compensation expense	—	—	17,188	—	—	17,188
Cumulative effect of change in accounting standards	—	—	—	1,176	—	1,176
Net income	—	—	—	55,019	—	55,019
Other comprehensive loss	—	—	—	—	(11,389)	(11,389)
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	45	1	3,368	—	—	3,369
Exercise of stock options	232	2	8,645	—	—	8,647
Shares repurchased	(1,483)	(15)	(15,553)	(159,432)	—	(175,000)
Issuance of restricted stock, net of cancellations	509	5	(5)	—	—	—
Share-based compensation expense	—	—	20,454	—	—	20,454
Net income	—	—	—	76,526	—	76,526
Other comprehensive loss	—	—	—	—	(14,755)	(14,755)
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	44	1	4,012	—	—	4,013
Exercise of stock options	128	1	6,218	—	—	6,219
Issuance of restricted stock, net of cancellations	374	4	(4)	—	—	—
Share-based compensation expense	—	—	25,516	—	—	25,516
Equity component of convertible notes, net of issuance costs	—	—	61,156	—	—	61,156
Purchase of capped call related to convertible notes	—	—	(47,400)	—	—	(47,400)
Net income	—	—	—	79,469	—	79,469
Other comprehensive income	—	—	—	—	15,588	15,588
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net income	$79,469	$76,526	$55,019
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	84,287	110,289	109,418
Impairment of assets	21,969	50,599	21,170
Share-based compensation expense	25,516	20,454	17,188
Gain on divestiture	(32,812)	(8,083)	—
Deferred tax (benefit) provision	(19,866)	(6,958)	13,351
Unrealized loss (gain) from hedging activities	1,913	813	(24)
Provision (benefit) for losses on inventory	7,860	(2,904)	2,111
Other non-cash operating activities	151	2,043	3,798
Change in operating assets and liabilities:
Change in accounts receivable	44,121	18,863	(38,064)
Change in inventories	(38,909)	(84,721)	(39,322)
Change in prepaid income taxes	(3,822)	1,480	(3,594)
Change in other assets and other liabilities	(4,650)	(2,876)	494
Change in accounts payable and accrued expenses	(56,422)	(17,308)	17,736
Net cash provided by operating activities	108,805	158,217	159,281
Cash Flows from Investing Activities:
Capital expenditures	(37,040)	(48,758)	(118,961)
Proceeds from divestiture	44,587	9,808	—
Proceeds from sale of property, plant and equipment	1,815	16,774	2,813
Acquisitions	(434,804)	(35,000)	—
Net cash used in investing activities	(425,442)	(57,176)	(116,148)
Cash Flows from Financing Activities:
Term loan borrowings	—	—	347,780
Repayment of term loan borrowings	(21,875)	(13,125)	(266,853)
Net (decrease) increase in short-term loans	(60,000)	45,000	15,000
Proceeds from issuance of convertible notes	500,000	—	—
Purchase of capped call related to convertible notes	(47,400)	—	—
Transaction costs paid in connection with convertible notes issuance	(13,457)	—	—
Proceeds from employee stock purchase plan	4,013	3,369	3,254
Proceeds from exercise of stock options	6,217	8,647	10,191
Share repurchases	—	(175,000)	(160,000)
Other financing activities	(46)	(99)	—
Net cash provided by (used) in financing activities	367,452	(131,208)	(50,628)
Effect of exchange rates on cash and cash equivalents	4,179	(1,873)	(3,323)
Net Change in Cash and Cash Equivalents	54,994	(32,040)	(10,818)
Cash and Cash Equivalents at Beginning of Year	137,311	169,351	180,169
Cash and Cash Equivalents at End of Year	$192,305	$137,311	$169,351
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,824	$12,545	$13,116
Income taxes paid	$12,487	$11,507	$8,205
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$9,287	$14,479	$16,345
Tenant improvement allowances excluded from capital expenditures	$—	$5,660	$—
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services.

Blood is essential to a modern healthcare system. Blood and its components (plasma, red cells and platelets) have many vital and frequently life-saving clinical applications. Plasma is used for patients with major blood loss and is manufactured into biopharmaceuticals to treat a variety of illnesses, including immune diseases and coagulation disorders. Red cells treat trauma patients or patients undergoing surgery with high blood loss, such as open heart surgery or organ transplant. Platelets have many uses in patient care, including supporting cancer patients undergoing chemotherapy.

Haemonetics manages its business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Cell Salvage, Transfusion Management and Vascular Closure products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices.

The accompanying consolidated financial statements present separately the Company's consolidated financial position, results of operations, cash flows and changes in shareholders’ equity. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated. The Company has assessed its ability to continue as a going concern. As of April 3, 2021, Haemonetics has concluded that substantial doubt about its ability to continue as a going concern does not exist.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics' fiscal year ends on the Saturday closest to the last day of March. Fiscal 2021 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal 2020 and 2019 included 52 weeks with each quarter having 13 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the amounts derived from its estimates and assumptions. The Company considers estimates to be critical if they are required to make assumptions about material matters that are uncertain at the time of estimation or if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following are areas considered to be critical and require management’s judgment: revenue recognition, inventory provisions, intangible asset and goodwill valuation, convertible note valuation, legal and other judgmental accruals and income taxes.

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

Revenue Recognition

The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-19, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration the Company expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 3, 2021, cash and cash equivalents consisted of investments in United States Government Agency and institutional money market funds.

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
•An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, the Company reviews Haemonetics equipment and the related useful lives of such equipment at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews, the Company estimates the future amount and timing of demand for disposables used with these devices, from which it generates revenues. The Company also considers product life cycle in its evaluation of useful life and recoverability. Changes in expected demand can result in additional depreciation expense, which is classified as cost of

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goods sold. Any significant unanticipated changes in demand could impact the value of the Company's devices and its reported operating results.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter of fiscal 2021, 2020 and 2019, the Company performed its annual goodwill impairment test under the guidelines of ASC Update No. 2017-04. The results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2021, 2020 and 2019 annual test date.

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

If the Company determines the estimate of an intangible asset's remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life. During fiscal 2021, 2020 and 2019 the Company did not incur any intangible asset impairments.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2021, 2020 and 2019. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 3, 2021	March 28, 2020
VAT liabilities	$4,431	$3,279
Forward contracts and interest rate swaps	6,353	8,870
Deferred revenue	26,272	28,843
Accrued taxes	19,226	13,292
Lease liability	7,708	7,306
Acquisition related liability(1)	14,419	—
Contingent consideration	20,942	—
All other	39,235	36,051
Total	$138,586	$97,641
(1)Related to equity and employee compensation payments associated with the acquisition of Cardiva Medical Inc. that were funded to a third party agent at the transaction closing date but were not yet paid to certain selling shareholders and/or employees as of April 3, 2021.

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 3, 2021	March 28, 2020
Unfunded pension liability	15,749	13,083
Interest rate swaps	4,301	9,475
Unrecognized tax benefit	3,625	3,437
Transition tax liability	3,701	5,374
Lease liability	62,960	52,014
Contingent consideration	7,791	—
All other	2,214	5,721
Total	$100,341	$89,104

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $2.7 million, $4.3 million and $4.5 million in fiscal 2021, 2020 and 2019, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Convertible Senior Notes

The Company accounts for convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

The Company estimates the fair value of the liability component of the convertible senior notes using a discounted cash flow model with a risk adjusted yield for similar debt instruments, absent any embedded conversion feature. In estimating the risk adjusted yield, the Company utilizes both an income and market approach. For the income approach, the Company uses a convertible bond pricing model, which includes several assumptions including volatility and the risk-free rate. For the market approach, the Company performs an evaluation of issuances of convertible debt securities issued by other comparable companies. Additionally, a detailed analysis of the terms of the convertible senior notes transactions is required to determine existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance.

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company's consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $0.7 million, $2.9 million and $2.3 million in fiscal 2021, 2020 and 2019, respectively.

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

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included primarily in selling, general and administrative costs in its consolidated statement of income. Additionally, costs directly related to the Company's active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statement of income. Refer to Note 3, Restructuring, for further information and discussion of its restructuring plans.

Valuation of Acquisitions

The Company allocates the amounts it pays for each acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets. The Company bases the estimated fair value of identifiable intangible assets on detailed valuations that use significant assumptions including forecasted cash flows, revenues attributable to existing technology and existing customer attrition. When estimating the significant assumptions to be used in the valuation, the Company includes a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2021, 2020 and 2019, the Company's ten largest customers accounted for approximately 49%, 54% and 52% of net revenues, respectively. In fiscal 2021, 2020 and 2019, two Plasma customers, CSL Limited. (together with

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its affiliates, “CSL”) and Grifols S.A. (together with its affiliates, “Grifols”), each were greater than 10% of total net revenue and in total accounted for approximately 23%, 27% and 27% of net revenues, respectively. In addition, a third customer accounted for greater than 10% of the Plasma segment's net revenues, but did not exceed 10% of total net revenue in fiscal 2021, 2020 and 2019. One customer also accounted for greater than 10% of the Blood Center segment's net revenues, but did not exceed 10% of total net revenues, in fiscal 2021, 2020 and 2019.

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

Recent Accounting Pronouncements

Standards Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). ASC Update No. 2016-13 is intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The Company adopted ASC Update No. 2016-13 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance aligns the accounting implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting for internal-use software licenses. The Company adopted ASC Update No. 2018-15 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

In May 2020, the Securities and Exchange Commission (“SEC”) issued a final rule that amends the financial statement requirements for acquisitions and dispositions of businesses. The amendments primarily relate to disclosures required by Rule 3-05 and Article 11 of Regulation S-X and modifies the tests provided in Rule 1-02(w) of Regulation S-X used to determine whether a subsidiary or an acquired or disposed business is significant and modifies the number of years of audited financial statements required for acquisitions with significance levels greater than specified percentages. The Company early adopted these amendments during the fourth quarter of fiscal 2021.

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

In July 2019, the Board of Directors of the Company approved a new Operational Excellence Program (the “2020 Program”) and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. The 2020 Program is designed to improve operational performance and reduce cost principally in our manufacturing and supply chain operations. The Company initially expected to incur aggregate charges between $60 million and $70 million by the end of fiscal 2023. However, the Company is currently assessing the potential impact of CSL's decision not to renew its supply agreement for the purchase of disposable plasmapheresis kits on the timing and charges of the 2020 Program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During fiscal 2021 and fiscal 2020 the Company incurred $15.1 million and $11.9 million of restructuring and turnaround costs under this program, respectively. Total cumulative charges under this program are $27.0 million as of April 3, 2021.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2018, the Company launched a Complexity Reduction Initiative (the “2018 Program”), a company-wide restructuring program designed to improve operational performance and reduce cost, freeing up resources to invest in accelerated growth. During fiscal 2021, 2020 and 2019, the Company incurred $0.6 million, $7.9 million and $13.7 million of restructuring and turnaround costs under this program, respectively. Total cumulative charges under this program are $58.8 million as of April 3, 2021. The 2018 Program is substantially complete.

The following table summarizes the activity for restructuring reserves related to the 2020 Program, the 2018 Program and prior programs for the fiscal years ended April 3, 2021, March 28, 2020 and March 30, 2019, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	2018 and Prior Programs	Total
Balance at March 31, 2018	$—	$28,535	$28,535
Costs incurred, net of reversals	—	395	395
Payments	—	(21,392)	(21,392)
Non-cash adjustments	—	(59)	(59)
Balance at March 30, 2019	$—	$7,479	$7,479
Costs incurred, net of reversals	2,234	1,357	3,591
Payments	(1,098)	(7,177)	(8,275)
Non-cash adjustments	—	(147)	(147)
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,501	(57)	1,444
Payments	(2,062)	(1,018)	(3,080)
Balance at April 3, 2021	$575	$437	$1,012

The following presents the restructuring costs by line item during fiscal 2021, 2020 and 2019 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2021	2020	2019
Cost of goods sold	$390	$1,082	$—
Research and development	142	532	741
Selling, general and administrative expenses	912	1,977	(346)
Total	$1,444	$3,591	$395

As of April 3, 2021, the Company had a restructuring liability of $1.0 million, of which approximately $0.6 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $14.2 million, $16.3 million and $13.2 million in fiscal 2021, 2020 and 2019, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as turnaround costs. These costs consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The following presents the turnaround costs by line item during fiscal 2021, 2020 and 2019 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2021	2020	2019
Cost of goods sold	$9,318	$2,227	$1,305
Research and development	1,026	354	—
Selling, general and administrative expenses	3,873	13,706	11,923
Total	$14,217	$16,287	$13,228

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and turnaround costs by reportable segment:

Restructuring costs
(In thousands)	2021	2020	2019
Plasma	$454	$544	$(67)
Blood Center	201	(5)	164
Hospital	322	845	828
Corporate	467	2,207	(530)
Total	$1,444	$3,591	$395

Turnaround costs
(In thousands)	2021	2020	2019
Plasma	$1,870	$820	$174
Blood Center	1,599	320	145
Hospital	14	—	(270)
Corporate	10,734	15,147	13,179
Total	$14,217	$16,287	$13,228

Total restructuring and turnaround	$15,661	$19,878	$13,623

4. ACQUISITIONS

Cardiva Medical, Inc.

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc. (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, which closed on March 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of Cardiva for total consideration of $489.8 million, which consisted of upfront payments in the aggregate of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. The Company’s purchase price is subject to customary working capital and certain other adjustments as of the closing of the transaction and a maximum of $35.0 million in contingent consideration payable over the next two years based on sales growth. The Company financed the acquisition through a combination of cash, borrowings under its revolving credit facility and an additional $150.0 million term loan under the existing credit facility.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets and the accounting for income taxes as the Company is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of April 3, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The preliminary purchase price of $442.5 million, net of $47.3 million of cash acquired, consisted of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	March 1, 2021
Accounts receivable	$7,304
Inventories	18,765
Prepaid expenses and other current assets	850
Property, plant and equipment	1,186
Intangible assets	253,929
Goodwill	251,635
Other long-term assets	1,868
Total assets acquired	$535,537
Accounts payable	3,292
Accrued payroll and related costs	58,211
Other liabilities	1,853
Deferred tax liability	27,912
Other long-term liabilities	1,772
Total liabilities assumed	$93,040
Net assets acquired	$442,497

The Company determined the identifiable intangible assets were completed technology, customer relationships and trademarks. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Completed technology was valued using the excess earnings method. Customer relationships were valued using the distributor method. Trademarks were valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset. As of April 3, 2021, the valuation of the intangible assets is preliminary as the Company is still gathering information related to the assets’ cash flow projections.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Cardiva, the Company recognized goodwill of $251.6 million, which is attributable to the revenue and cash flow projections associated with completed technologies and the development of future technology that does not exist in the current in-process research and development (“IPR&D”) pipeline. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Completed technology	$230,326	13 years	13.5%
Customer relationships	18,166	12 years	13.0%
Trademarks	5,437	13 years	13.5%
Total	$253,929

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a long-term deferred tax liability, net, of $27.9 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $9.6 million for the fiscal year ending April 3, 2021. The Company incurred acquisition costs related legal and other professional fees in the amount of $6.6 million and an additional $3.0 million of debt financing costs and lender fees which were recognized in selling, general and administrative and as interest expense on the consolidated statements of income, respectively.

Unaudited Pro Forma Financial Information

Cardiva contributed revenues of $7.7 million to net revenues and losses of $7.6 million to net income for the period post acquisition through April 3, 2021.

The unaudited estimated pro forma results presented below include the effects of the acquisition of Cardiva as if it was consummated on March 31, 2019. In fiscal 2021, the Company incurred nonrecurring charges attributed to the acquisition of Cardiva, which are presented in the consolidated statements of income for this period. These charges include acquisition-related costs, retention bonuses and severance payments, adjusted for the related tax effects. These nonrecurring charges are reflected as adjustments to the pro forma earnings presented below for fiscal 2021 and fiscal 2020.

Additionally, these pro forma amounts have been calculated, net of tax, after adjusting the results of Cardiva to reflect the additional costs associated with fair value adjustments relating to inventories, leases and intangible assets as if the acquisition had occurred on March 31, 2019 and adjusting interest amounts related to long-term debt assumptions. There was no significant impact to the pro forma amounts after applying the Company’s accounting policies.

The supplemental pro forma information presented below is for informational purposes only and should be read in conjunction with our historical financial statements. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited estimated pro forma financial information below is not necessarily indicative of what the actual results of operations of the combined companies would have been had the acquisition of Cardiva occurred as of March 31, 2019, nor are they indicative of future results of operations. The pro forma assumptions and adjustments are reasonable and appropriate under the circumstances and are factually supported based on information currently available.

(In thousands) (Unaudited)	2021	2020
Net revenues	$916,601	$1,024,235
Net income	$53,884	$19,191

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, which did not meet the definition of a business, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. These products augment the Company's portfolio of hemostasis analyzers within the Hospital business unit.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed for enicor completed during the fiscal 2021:

(In thousands)	April 1, 2020
Inventory	$634
Other current assets	685
Property, plant and equipment	289
Intangible assets	14,090
Goodwill	8,153
Total assets acquired	$23,851
Other current liabilities	289
Deferred tax liability	3,036
Total liabilities assumed	$3,325
Net assets acquired	$20,526

The Company determined the identifiable intangible assets were completed technology, customer relationships and a trademark. The fair value of the intangible assets was estimated using the income approach. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The benefits of adding a viscoelastic diagnostic device to the Company’s portfolio of hemostasis analyzers within the Hospital business unit contributed to an acquisition price in excess of the fair value of net assets acquired for enicor, which resulted in the establishment of goodwill. In addition, the benefits of lower cost manufacturing and complementary sales channels also contributed to the establishment of goodwill for this acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Completed technology	$13,441	10 Years	20%
Customer relationships	347	10 Years	20%
Trademark	302	10 Years	20%
Total	$14,090

Acquisition-Related Costs

During fiscal 2021, the Company incurred $0.2 million of acquisition-related costs associated with the acquisition.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Financial Information

enicor had an immaterial impact to the Company's net revenues and net income for fiscal 2021. The unaudited estimated pro forma impact of the results of the acquisition of enicor as if it was consummated on April 1, 2019 are immaterial.

TEG® 6s Hemostasis Analyzer System Intellectual Property

On January 13, 2020, the Company purchased the technology underlying the TEG® 6s Hemostasis Analyzer System from Cora Healthcare, Inc. and CoraMed Technologies, LLC (the “Cora Parties”) for $35.0 million. In connection with this transaction, which did not meet the definition of a business, the Company acquired ownership of intellectual property previously licensed from the Cora Parties on an exclusive basis in the field of hospitals and hospital laboratories. This acquisition will allow the Company to pursue site of care opportunities beyond the hospital setting. The intangible asset acquired as a result of this transaction was recorded in the Company's Hospital business unit.

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

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized a gain of $13.2 million associated with the transaction in fiscal 2021. To the extent the additional contingent consideration is earned and realized in a future period then such amounts will be recorded as additional gains in such future period. The Company also agreed to provide certain transition services to GPI, generally for a period of one to nine months depending on the nature of the service.

Inlog Holdings France

On September 18, 2020, the Company sold its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred), of which $29.2 million was received at closing and $1.5 million which was received during the fourth quarter of fiscal 2021. Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. The disposal group included $2.2 million of intangible assets, $2.2 million accounts receivable, $0.3 million other assets, $3.3 million of liabilities and $3.3 million of

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill allocated based on the fair value of the business which impacted both the Blood Center and Hospital business units. The Company recognized a gain of $20.0 million associated with the transaction in fiscal 2021.

Asset Transfer to CSL

On May 21, 2019, the Company transferred to CSL substantially all of its tangible assets held relating to the manufacture of anti-coagulant and saline (together, “Liquids”) at its Union, South Carolina facility (“Union”), which consisted primarily of property, plant and equipment and inventory, and CSL assumed certain related liabilities (the “Asset Transfer”) pursuant to the terms of a settlement, release and asset transfer agreement between the parties dated May 13, 2019. The Asset Transfer excluded all other assets related to Union, including accounts receivable, customer contracts and the Company's U.S. Food and Drug Administration (“FDA”) product approvals for manufacturing Liquids.

At closing, Haemonetics received $9.8 million of proceeds for the Asset Transfer and was concurrently released from its obligations to supply Liquids under a 2014 supply agreement with CSL. In connection with the Asset Transfer, CSL and Haemonetics also entered into related transition services, supply and manufacturing services and quality agreements that, among other things, permitted CSL to manufacture Liquids under the Company's FDA product approvals, exclusively for Haemonetics and CSL, until CSL obtains independent product approvals from the FDA to manufacture the Liquids.

In connection with the Company's and CSL's entry into the May 13, 2019 agreement for the Asset Transfer, the Company recognized a pre-tax impairment charge of $48.7 million in the first quarter of fiscal 2020, primarily related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the Agreement. The charge did not result in any future cash expenditures. Goodwill associated with the disposal was immaterial.

6. INCOME TAXES

Domestic and foreign income before (benefit) provision for income tax is as follows:

(In thousands)	2021	2020	2019
Domestic	$5,526	$5,344	$26,665
Foreign	67,387	81,808	46,968
Total	$72,913	$87,152	$73,633

The income tax (benefit) provision from continuing operations contains the following components:

(In thousands)	2021	2020	2019
Current
Federal	$(289)	$3,834	$(4,165)
State	1,256	1,054	844
Foreign	13,319	12,467	8,584
Total current	$14,286	$17,355	$5,263
Deferred
Federal	(12,906)	(8,257)	12,220
State	(2,436)	280	463
Foreign	(5,500)	1,248	668
Total deferred	$(20,842)	$(6,729)	$13,351
Total	$(6,556)	$10,626	$18,614

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

The Company incorporated certain provisions of the Tax Cuts and Jobs Act (the “Act”) in the calculation of the tax provision and effective tax rate, including the provisions related to global intangible low taxed income (“GILTI”), foreign derived intangible income (“FDII”), base erosion anti abuse Tax (“BEAT”), as well as other provisions which limit tax deductibility of expenses. Under the GILTI provisions, U.S. taxes are imposed on foreign income in excess of a deemed return on tangible

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of its foreign subsidiaries. The ability to benefit from a deduction and foreign tax credits against a portion of the GILTI income may be limited under the GILTI rules as a result of the utilization of net operating losses, foreign sourced income, and other potential limitations within the foreign tax credit calculation.

In July 2020, the U.S. Treasury issued final regulations and additional proposed regulations that address the application of the high-taxed exclusion from GILTI. Under these regulations, the Company can make an annual election to exclude from its GILTI calculation, income from its foreign subsidiaries that have effective income tax rate exceeds 18.9% for that year. The regulations must be applied for tax years beginning after July 23, 2020 but companies have the option to apply them retroactively for tax years beginning after December 31, 2017 and before July 23, 2020.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the United States on March 27, 2020. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides extensive tax changes in response to the COVID-19 pandemic, the provisions did not have a significant impact on the Company’s financial results.

The Company's subsidiary in Malaysia has been granted a full income tax exemption to manufacture whole blood and apheresis devices that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.

Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	April 3, 2021	March 28, 2020
Deferred tax assets:
Depreciation	$1,054	$1,922
Amortization of intangibles	1,167	1,156
Inventory	5,166	2,904
Accruals, reserves and other deferred tax assets	17,274	17,345
Net operating loss carry-forward	38,827	4,953
Stock based compensation	4,374	3,634
Operating lease liabilities	16,941	14,115
Tax credit carry-forward, net	5,073	5,159
Capitalized research expenses	4,291	3,820
Gross deferred tax assets	94,167	55,008
Less valuation allowance	(11,081)	(14,587)
Total deferred tax assets (after valuation allowance)	83,086	40,421
Deferred tax liabilities:
Depreciation	(10,470)	(15,840)
Amortization of goodwill and intangibles	(68,802)	(15,450)
Unremitted earnings	(1,060)	(654)
Operating lease assets	(14,722)	(12,743)
Debt discount	(19,868)	—
Other deferred tax liabilities	(5,980)	(2,366)
Total deferred tax liabilities	(120,902)	(47,053)
Net deferred tax liabilities	$(37,816)	$(6,632)

The increase in the worldwide net deferred tax liability is primarily due to the acquisition of Cardiva in March 2021 (as described in Note 4, Acquisitions). For federal income tax purposes the acquisition was deemed a stock purchase and therefore the historical tax basis in the assets acquired and liabilities assumed was carried over upon acquisition. Taxable or deductible temporary differences arising from differences in the assigned fair value for financial statement purposes and the historical tax bases in assets acquired or liabilities assumed is recorded as part of goodwill in the period the transaction occurred. The

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase in the net deferred tax liabilities is also attributable to the basis difference in the conversion feature of the convertible senior notes (as described in Note 13, Notes Payable and Long-term Debt). In accounting for the issuance of the convertible senior notes, the Company recorded the basis difference associated with the equity component representing the conversion option to additional paid-in capital.

The valuation allowance decrease of $3.5 million during fiscal 2021 is primarily due to the sale or transfer of net assets as part Puerto Rico Divesture in June 2020 (as described in Note 5, Divestitures) off as well as changes to valuation allowances on certain foreign jurisdictions where the Company has concluded that its deferred tax assets are not more-likely-than-not realizable. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. In addition, the Company has concluded that it cannot rely on future taxable income in certain risk bearing principal jurisdictions due uncertainty surrounding future taxable income including as a result of the effects of Covid-19 and the recent announcement of CSL intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the current term in June 2022. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of April 3, 2021 includes deferred tax liabilities related to amortizable tax basis in goodwill, which are indefinite lived and can only be used as a source of income to benefit other indefinite lived assets.

As of April 3, 2021, the Company maintains a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and maintains a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

In connection with the acquisition of Cardiva, the Company acquired federal and state net operating loss carryforwards of $151.4 million and $70.7 million, respectively. The Company also acquired federal and state tax research credit carryforwards of $0.2 million and $0.4 million, respectively. These net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a preliminary Section 382 study covering the period of inception (July 2002) through March 1, 2021. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The carryforwards disclosed represent the amount of attributes that can be utilized based on the results of the study.

As of April 3, 2021, the Company has U.S. federal net operating loss carryforwards of $141.9 million of which $27.3 million will begin to expire in fiscal 2022 and $114.6 million can be carried forward indefinitely. The Company has U.S. state net operating losses of $102.7 million of which $79.7 million will begin to expire in fiscal 2022 and $23.0 million can be carried forward indefinitely. The Company has federal and state tax credits of $0.4 million and $5.7 million, respectively, which will begin to expire in fiscal 2031 and fiscal 2025, respectively.

As of April 3, 2021, the Company has foreign net operating losses of approximately $12.6 million that are available to reduce future income of which $6.3 million will begin to expire in fiscal 2034 and $6.3 million can be carried forward indefinitely.

As of April 3, 2021, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has provided $0.6 million of net foreign withholding taxes on approximately $204.8 million of unremitted earnings that are not indefinitely reinvested. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $94.0 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax (benefit) provision from continuing operations differs from the tax provision (benefit) computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2021		2020		2019
Tax at federal statutory rate	$15,312	21.0%	$18,302	21.0%	$15,463	21.0%
Difference between U.S. and foreign tax	(7,049)	(9.7)%	(6,688)	(7.7)%	(1,423)	(1.9)%
State income taxes net of federal benefit	(924)	(1.3)%	(342)	(0.4)%	902	1.2%
Change in uncertain tax positions	1,172	1.6%	785	0.9%	267	0.4%
Global intangible low taxed income	(758)	(1.0)%	5,431	6.2%	5,954	8.1%
Unremitted earnings	257	0.4%	40	—%	527	0.7%
Deferred statutory rate changes	(243)	(0.3)%	1,091	1.3%	1,183	1.6%
Non-deductible executive compensation	2,238	3.1%	2,423	2.8%	1,588	2.2%
Non-deductible other	2,038	2.8%	1,050	1.2%	462	0.6%
Stock compensation benefits	(5,504)	(7.5)%	(12,133)	(13.9)%	(5,382)	(7.3)%
Research credits	(1,230)	(1.7)%	(2,085)	(2.4)%	(768)	(1.0)%
Intercompany sale of intellectual property	(7,550)	(10.4)%	—	—%	—	—%
One-time transition tax from tax reform	—	—%	—	—%	26	—%
Valuation allowance	(3,144)	(4.4)%	2,939	3.4%	(184)	(0.3)%
Other, net	(1,171)	(1.6)%	(187)	(0.2)%	(1)	—%
Income tax (benefit) provision	$(6,556)	(9.0)%	$10,626	12.2%	$18,614	25.3%

The Company recorded an income tax benefit of $6.6 million, representing an effective tax rate of (9.0)%. The effective tax rate is lower than the U.S. statutory rate of 21.0% primarily as a result of the tax benefit from the sale or transfer of net assets as part Puerto Rico Divesture in June 2020 (as described in Note 5, Divestitures) as well as recognizing a non-recurring tax benefit from the release of a portion of the valuation allowance due to taxable temporary differences acquired with the acquisition of Cardiva. Other factors decreasing the effective tax rate include the impact of tax benefits of stock compensation windfall deductions, research credits generated and jurisdictional mix of earnings, partially offset by the impact of GILTI, non-deductible executive compensation, tax reserves and non-deductible acquisition costs. The Company has recorded an immaterial tax expense related to unremitted foreign earnings that are not considered permanently reinvested.

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 3, 2021, the Company had $6.1 million of unrecognized tax benefits, of which $5.3 million would impact the effective tax rate, if recognized. As of March 28, 2020, the Company had $4.6 million of unrecognized tax benefits, of which $4.0 million would impact the effective tax rate, if recognized. At March 30, 2019, the Company had $4.7 million of unrecognized tax benefits, of which $3.9 million would impact the effective tax rate, if recognized.

During the fiscal year ended April 3, 2021, the Company settled an ongoing withholding tax audit with the Swiss taxing authorities covering fiscal 2014 through fiscal 2018.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended April 3, 2021, March 28, 2020 and March 30, 2019:

(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Beginning Balance	$4,620	$4,657	$4,450
Additions for tax positions of current year	335	180	282
Additions for tax positions of prior years	1,194	880	—
Reductions of tax positions	(42)	(539)	(52)
Settlements of tax positions	—	(558)	—
Closure of statute of limitations	—	—	(23)
Ending Balance	$6,107	$4,620	$4,657

As of April 3, 2021, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $2.3 million in the next twelve months, as a result of closure of various statutes of limitations and potential settlements with tax authorities.

The Company's historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $1.4 million and $0.4 million of gross interest and penalties were accrued at April 3, 2021 and March 28, 2020, respectively, and are not included in the amounts above. Additionally, $0.9 million and $0.3 million of accrued interest and penalties was included in income tax benefit for the years ended April 3, 2021 and March 28, 2020, respectively. Such amounts were immaterial during the fiscal year ended and March 30, 2019.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2017 and foreign income tax examinations for years before fiscal 2016. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2021	2020	2019
Basic EPS
Net income	$79,469	$76,526	$55,019
Weighted average shares	50,688	50,692	51,533
Basic income per share	$1.57	$1.51	$1.07
Diluted EPS
Net income	$79,469	$76,526	$55,019
Basic weighted average shares	50,688	50,692	51,533
Net effect of common stock equivalents	604	1,123	1,409
Diluted weighted average shares	51,292	51,815	52,942
Diluted income per share	$1.55	$1.48	$1.04

Basic earnings per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For fiscal 2021, 2020 and 2019, weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million, 0.2 million and 0.2 million anti-dilutive shares, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Plan

In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the two year period ending May 2021. As of April 3, 2021, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $325.0 million. The Company did not make any additional share repurchases under this program which expired in May 2021.

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

As of April 3, 2021, the Company had $20.7 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 67% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of April 3, 2021 and March 28, 2020, the Company had contract assets of $4.8 million and $5.0 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of April 3, 2021 and March 28, 2020, the Company had contract liabilities of $20.9 million and $20.8 million, respectively. During fiscal 2021, the Company recognized $17.1 million of revenue that was included in the above March 28, 2020 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

9. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	April 3, 2021	March 28, 2020
Raw materials	$74,910	$76,867
Work-in-process	23,111	11,021
Finished goods	224,593	182,388
Total inventories	$322,614	$270,276

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	April 3, 2021	March 28, 2020
Land	$5,116	$4,779
Building and building improvements	107,322	101,296
Plant equipment and machinery	216,751	242,286
Office equipment and information technology	115,810	113,600
Haemonetics equipment	372,259	370,473
Total	817,258	832,434
Less: accumulated depreciation and amortization	(599,699)	(579,035)
Property, plant and equipment, net	$217,559	$253,399

Depreciation expense was $43.1 million, $76.6 million and $76.8 million in fiscal 2021, 2020 and 2019, respectively.

In early April 2021, the Company was informed by CSL of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the current term in June 2022. As a result, the Company incurred a one-time impairment of $20.9 million related to disposables manufacturing equipment previously recorded in construction in process which will not be placed into service as a result of the supply agreement expiration. The impairment charge was included in cost of goods sold on the consolidated statements of income and impacted the Plasma reporting segment.

During the fiscal 2020, the Company recognized a pre-tax impairment charge of $48.7 million relating to the asset transfer between the Company and CSL on May 13, 2019. This impairment is related to the carrying balances of the property, plant and equipment exceeding the consideration received under the terms of the agreement. The charge will not result in any future cash expenditures. For additional information regarding the transaction, refer to Note 5 - Divestitures. The Company also impaired an additional $1.9 million of property, plant and equipment as a result of the Company's corporate headquarter move and a review of underperforming assets, resulting in total impairment charges of $50.6 million during fiscal 2020. Substantially all of these impairments were included within selling, general and administrative costs on the consolidated statements of income and primarily impacted the Plasma reporting segment.

During fiscal 2020, the Company sold $7.8 million of real estate and other assets associated with the Braintree corporate headquarters for net cash proceeds of $15.0 million and non-cash consideration of $0.9 million which resulted in a net gain of $8.1 million. Additionally, in connection with the lease for office space in Boston, MA which serves as the new corporate headquarters, the Company received a lease incentive in the form of property, plant and equipment totaling $5.6 million which was recorded during fiscal 2020. Refer to Note 12, Leases, for additional information regarding this lease.

During fiscal 2019, the Company recorded impairment charges of $21.2 million, which consisted of $19.8 million of charges related to the discontinued use of the HDC filter media manufacturing line and $1.4 million of charges related to non-core and underperforming assets. These impairments were included within cost of goods sold on the consolidated statements of income and impacted the Blood Center reporting segment.

Additionally, in the second quarter of fiscal 2019, the Company changed the estimated useful lives of PCS®2 devices included within Haemonetics Equipment, as these will be replaced by NexSys PCS® devices. During fiscal 2020 and 2019, the Company incurred $18.1 million and $18.0 million, respectively, of accelerated depreciation expense related to this change in estimate. As of March 28, 2020, the majority of PCS2 devices were fully depreciated.

11. GOODWILL AND INTANGIBLE ASSETS

Effective as of March 31, 2019, the Company revised the composition of its reportable segments to align with its three global business units, Plasma, Blood Center and Hospital. Refer to Note 18, Segment and Enterprise-Wide Information, for additional information regarding the change in the Company's reportable segments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following represents the Company's goodwill balance by new global reportable segment for fiscal 2021 and 2020. The prior period information has been restated to conform to the current presentation:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2019	$28,979	$36,666	$145,174	$210,819
Currency translation	—	(34)	(133)	(167)
Carrying amount as of March 28, 2020	28,979	36,632	145,041	210,652
Divestitures	—	(2,181)	(2,853)	(5,034)
Acquisitions	—	—	259,788	259,788
Currency translation	64	77	897	1,038
Carrying amount as of April 3, 2021	$29,043	$34,528	$402,873	$466,444

The results of the Company's goodwill impairment test performed in the fourth quarter of fiscal 2021, 2020 and 2019 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2021, 2020 and 2019 annual test dates.

The gross carrying amount of intangible assets and the related accumulated amortization as of April 3, 2021 and March 28, 2020 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 3, 2021
Amortizable:
Patents	$10,482	$8,897	$1,585
Capitalized software	71,575	43,858	27,717
Other developed technology	381,166	95,518	285,648
Customer contracts and related relationships	204,701	168,446	36,255
Trade names	9,516	3,921	5,595
Total	$677,440	$320,640	$356,800
Non-amortizable:
In-process software development	$4,007
In-process patents	4,676
Total	$8,683

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 28, 2020
Amortizable:
Patents	$9,878	$8,653	$1,225
Capitalized software	76,740	43,022	33,718
Other developed technology	138,283	81,822	56,461
Customer contracts and related relationships	193,797	158,890	34,907
Trade names	5,141	4,555	586
Total	$423,839	$296,942	$126,897
Non-amortizable:
In-process software development	$2,563
In-process patents	3,646
Total	$6,209

During the fourth quarter of fiscal 2021, the Company acquired Cardiva and recorded $230.3 million of developed technology, $18.2 million of customer relationships, and $5.4 million of trademarks based on our preliminary purchase accounting valuation.

During the first quarter of fiscal 2021, the Company acquired enicor and recorded $13.4 million of developed technology, $0.3 million of customer relationships, and $0.3 million of trademarks.

Refer to Note 4, Acquisitions, for additional information regarding these acquisitions.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years. The changes to the net carrying value of the Company's intangible assets from March 28, 2020 to April 3, 2021 reflect the impact of acquisitions and investments in capitalized software, partially offset by amortization expense.

Aggregate amortization expense for amortized intangible assets for fiscal 2021, 2020, and 2019 was $41.2 million, $34.2 million and $32.6 million, respectively. There were no intangible asset impairments during fiscal 2021, 2020, and 2019.
Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2022	$53,672
Fiscal 2023	$39,371
Fiscal 2024	$34,937
Fiscal 2025	$27,582
Fiscal 2026	$22,247

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

The Company capitalized $4.2 million and $3.9 million in software development costs for ongoing initiatives during fiscal 2021 and 2020, respectively. At April 3, 2021 and March 28, 2020, the Company had a total of $75.6 million and $79.3 million of software costs capitalized, of which $4.0 million and $2.6 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $7.8 million, $8.2 million, and $7.6 million for the fiscal years ended April 3, 2021, March 28, 2020, and March 30, 2019, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2020, the Company entered into a lease for office space in Boston, MA to serve as its new corporate headquarters and completed the relocation to this new office from its previous corporate headquarters located in Braintree, MA. The lease term associated with the new corporate headquarters extends through June 30, 2032 and includes two five year renewal options. During fiscal 2020, the Company recorded a right-of-use asset of $36.2 million and corresponding liabilities of $41.8 million. In addition, the Company recorded $5.6 million of property, plant and equipment as a result of a lease incentive received associated with this lease agreement.

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	April 3, 2021	March 28, 2020
Assets
Operating lease right-of-use assets in Other long-term assets	$59,856	$52,236
Liabilities
Operating lease liabilities in Other current liabilities	$7,708	$7,306
Operating lease liabilities in Other long-term liabilities	$62,960	$52,014

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	April 3, 2021	March 28, 2020
Weighted average remaining lease term	10.7	10.0
Weighted average discount rate	4.59%	3.97%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's operating lease cost was $11.7 million and $8.3 million during fiscal 2021 and 2020, respectively.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$10,456	$6,780

The following table presents the maturities of our operating lease liabilities as of April 3, 2021:

Fiscal Year (In thousands)	Operating Leases
2022	$10,769
2023	9,803
2024	7,927
2025	7,337
2026	6,987
Thereafter	47,142
Total future minimum operating lease payments	89,965
Less: imputed interest	(19,297)
Present value of operating lease liabilities	$70,668

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

13. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	April 3, 2021	March 28, 2020
Term loan, net of financing fees	$301,019	$322,330
Convertible notes	406,461	—
Other borrowings	128	60,163
Less current portion	(17,016)	(76,980)
Long-term debt	$690,592	$305,513

Convertible Senior Notes

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee (the “Indenture”). The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding September 1, 2025 only under the following circumstances:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•During any calendar quarter (and only during such calendar quarter) beginning after June 30, 2021, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the 2026 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;

•The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price;

•Upon the occurrence of specified corporate events, as set forth in the indenture governing the 2026 Notes; or

•Prior to the related redemption date if the Company calls the 2026 Notes for redemption

On or after September 1, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2026 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The conversion rate for the 2026 Notes is 5.7033 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $175.34 per share of the Company’s common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its 2026 Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

During fiscal 2021, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of April 3, 2021 and were classified as long-term debt on the Company’s consolidated balance sheets.

The 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 5, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Upon the occurrence of certain fundamental changes involving the Company, holders of the 2026 Notes may require the Company to repurchase for cash all or part of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest.

In accounting for the issuance of the 2026 Notes, the 2026 Notes were separated into liability and equity components. The Company estimated the liability and equity components of the 2026 Notes to be $416.4 million and $83.6 million respectively, at the issuance date. The value of the liability component was estimated by using an interest rate for nonconvertible debt with similar terms to the 2026 Notes. An interest rate of 3.0% was used to compute the initial fair value of the liability component. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. This difference represents the debt discount that is amortized to interest expense over the contractual terms of the 2026 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $83.5 million. The conversion option qualified for the equity scope exception from derivative accounting under ASC 815-10-15-74(a), and thus is equity classified. The equity component was recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value is determined based on the quoted price for the 2026 Notes in an inactive market on the last trading day of the reporting period and is considered as level 2 in the fair value hierarchy. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of debt securities issued by other comparable companies and broader market indices.

In accounting for the debt issuance costs of $13.3 million related to the 2026 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2026 Notes in the same proportion as the allocation of the proceeds. Issuance costs attributable to the liability component were $11.1 million and will be amortized, along with the debt discount, to interest expense over the contractual term of the 2026 Notes at an effective interest rate of 4.21%. Issuance costs attributable to the equity component were $2.2 million and are netted against the equity component in additional paid-in capital.

As of April 3, 2021, the $500.0 million principal balance was netted down by the $93.5 million of remaining debt discount, resulting in a net convertible note payable of $406.5 million. Interest expense related to the 2026 Notes was $1.1 million, which is entirely attributable to the amortization of the debt discount.

Capped Calls

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $175.34 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $250.48 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 2.85 million shares of the Company’s common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $47.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. At April 3, 2021, $301.9 million was outstanding under the Term Loan with an effective interest rate of 1.4%. During the fourth quarter of fiscal 2021, the Company entered into an additional $150.0 million term loan under the existing Credit Facilities and borrowed $290.0 million under the Revolving Credit Facility in connection with the acquisition of Cardiva. Both of these borrowings were subsequently paid in full during the same period using the proceeds from the 2026 Notes. At April 3, 2021, no borrowings were outstanding on the Revolving Credit Facility. The Company also had $25.7 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of April 3, 2021.

Under the Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 3.5:1.0 and a consolidated interest coverage ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding.
In connection with the additional $150 million term loan borrowing, the Company and its lenders also agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of April 3, 2021, the Company was in compliance with the covenants.

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

Debt Issuance Costs and Interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of April 3, 2021, the $301.9 million term loan balance was netted down by the $0.9 million of remaining debt discount, resulting in a net note payable of $301.0 million.

Interest expense was $9.4 million, $13.5 million and $12.6 million for fiscal 2021, 2020 and 2019, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both April 3, 2021 and March 28, 2020, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The aggregate amount of debt maturing during the next five fiscal years are as follows:

Fiscal year (In thousands)
2022	$17,500
2023	$214,375
2024	$70,000
2025	$—
2026	$500,000

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended April 3, 2021, 40.0% of the Company's sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of April 3, 2021 and March 28, 2020 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $56.0 million as of April 3, 2021 and $93.8 million as of March 28, 2020. At April 3, 2021, a gain of $1.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of April 3, 2021 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $95.6 million as of April 3, 2021 and $98.0 million as of March 28, 2020.

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

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For fiscal 2021, the Company recorded a gain of $2.0 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a rollforward of the allowance for credit losses:

	Twelve Months Ended
(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Beginning balance	$3,824	$3,937	$2,111
Credit (gain) loss	(991)	365	2,097
Write-offs	(607)	(478)	(271)
Ending balance	$2,226	$3,824	$3,937

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended April 3, 2021.

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of (Loss) Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$1,919	$(2,404)	Net revenues, COGS and SG&A	$(741)	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$(4,405)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(2,410)	$(4,453)	Interest and other expense, net

The Company did not have fair value hedges or net investment hedges outstanding as of April 3, 2021 or March 28, 2020. As of April 3, 2021, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 3, 2021, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of April 3, 2021 and March 28, 2020:

(In thousands)	Location in Balance Sheet	As of April 3, 2021	As of March 28, 2020
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,061	$839
Non-designated foreign currency hedge contracts	Other current assets	104	377
		$2,165	$1,216
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$454	$1,854
Non-designated foreign currency hedge contracts	Other current liabilities	349	1,435
Designated interest rate swaps	Other current liabilities	5,550	5,581
Designated interest rate swaps	Other long-term liabilities	4,301	9,475
		$10,654	$18,345

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of April 3, 2021 and March 28, 2020.

	As of April 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$49,699	$—	$—	$49,699
Designated foreign currency hedge contracts	—	2,061	—	2,061
Non-designated foreign currency hedge contracts	—	104	—	104
	$49,699	$2,165	$—	$51,864
Liabilities
Designated foreign currency hedge contracts	$—	$454	$—	$454
Non-designated foreign currency hedge contracts	—	349	—	349
Designated interest rate swaps	—	9,851	—	9,851
Contingent consideration	—	—	28,733	28,733
	$—	$10,654	$28,733	$39,387

	As of March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,564	$—	$—	$44,564
Designated foreign currency hedge contracts	—	839	—	839
Non-designated foreign currency hedge contracts	—	377	—	377
	$44,564	$1,216	$—	$45,780
Liabilities
Designated foreign currency hedge contracts	$—	$1,854	$—	$1,854
Non-designated foreign currency hedge contracts	—	1,435	—	1,435
Designated interest rate swaps	—	15,056	—	15,056
	$—	$18,345	$—	$18,345

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value at	Valuation	Unobservable
(In thousands)	April 3, 2021	Technique	Input	Range
Revenue-based payments	$24,299	Monte Carlo Simulation Model	Discount rate	2.2%
			Projected year of payment	2022 - 2023
Revenue-based payments	$2,189	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payment	$2,245	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of April 3, 2021, the maximum potential contingent consideration that the Company could be required to pay is $39.5 million. The fair value of contingent consideration associated with acquisitions was $28.7 million at April 3, 2021. As of April 3, 2021, $20.9 million was included in other liabilities and $7.8 million was included in other long-term liabilities on the consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 28, 2020	$—
Acquisition date fair value of contingent consideration	28,219
Change in fair value	189
Currency translation	325
Balance at April 3, 2021	$28,733

Other Fair Value Disclosures

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value. Details pertaining to the Term Loan can be found in Note 13, Notes Payable and Long-Term Debt.

15. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the “401k Plan”) that is a 401(k) plan that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company's matching contributions amounted to approximately $4.9 million, $4.7 million and $5.0 million in fiscal 2021, 2020 and 2019, respectively. Upon the Company's Board of Directors' approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2021, 2020, or 2019.

Some of the Company's subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.7 million, $0.6 million and $0.6 million in fiscal 2021, 2020 and 2019, respectively.

Defined Benefit Plans

ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive loss on its consolidated statement of stockholders’ equity and consolidated statement of comprehensive income.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Some of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2021	2020	2019
Service cost	$1,861	$1,829	$1,893
Interest cost on benefit obligation	279	301	340
Expected return on plan assets	(66)	(178)	(208)
Actuarial loss	119	129	132
Amortization of unrecognized prior service cost	(123)	(98)	(86)
Plan settlements and curtailments	—	(239)	(82)
Totals	$2,070	$1,744	$1,989

The activity under those defined benefit plans are as follows:

(In thousands)	April 3, 2021	March 28, 2020
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(28,370)	$(30,637)
Service cost	(1,861)	(1,829)
Interest cost	(279)	(301)
Benefits paid	1,990	530
Actuarial gain	(1,249)	285
Employee and plan participants contribution	(1,084)	(3,447)
Plan settlements and curtailments	525	6,612
Foreign currency changes	(1,563)	417
Benefit obligation, end of year	$(31,891)	$(28,370)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$15,287	$16,287
Company contributions	1,224	1,585
Benefits paid	(1,822)	(433)
Gain on plan assets	219	349
Employee and plan participants contribution	1,064	3,549
Plan settlements	—	(6,610)
Foreign currency changes	170	560
Fair value of plan assets, end of year	$16,142	$15,287
Funded Status*	$(15,749)	$(13,083)
Unrecognized net actuarial loss	2,948	1,867
Unrecognized prior service cost	(1,248)	(837)
Net amount recognized	$(14,049)	$(12,053)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $7.0 million and $6.3 million at April 3, 2021 and March 28, 2020, respectively. The total liability for this plan, which is included in the table above, was $11.1 million and $9.2 million as of April 3, 2021 and March 28, 2020, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all plans was $30.6 million and $27.9 million for fiscal 2021 and 2020, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of April 3, 2021 and March 28, 2020.

The components of the change recorded in the Company's accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of March 31, 2018	$(323)
Actuarial loss	(51)
Prior service cost	(80)
Plan settlements and curtailments	(73)
Balance as of March 30, 2019	$(527)
Actuarial gain	614
Prior service cost	(87)
Plan settlements and curtailments	(209)
Balance as of March 28, 2020	$(209)
Actuarial loss	(221)
Prior service cost	(130)
Plan settlements and curtailments	—
Balance as of April 3, 2021	$(560)

The Company expects to amortize $0.4 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2022.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2021	2020	2019
Discount rate	0.58%	0.82%	0.97%
Rate of increased salary levels	1.64%	1.74%	1.78%
Expected long-term rate of return on assets	0.42%	0.31%	0.75%

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

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company's defined benefit pension plan at fair value as of April 3, 2021. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 14, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at April 3, 2021. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

(In thousands)
Fiscal 2022	$1,629
Fiscal 2023	1,376
Fiscal 2024	1,425
Fiscal 2025	1,250
Fiscal 2026	1,287
Fiscal 2027-2031	7,359
$14,326

The Company's contributions for fiscal 2022 are expected to be consistent with the current year.

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

17. CAPITAL STOCK

Stock Plans

On July 25, 2019 (the “Effective Date”), the Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (the “2019 Equity Plan”) was approved and became effective. The 2019 Equity Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including performance-based restricted stock units) and other awards to the Company's key employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. The 2019 Equity Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which consists of three independent members of the Company's Board of Directors, and is the successor to the Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, as amended (the “2005 Equity Plan”).

Upon the Effective Date, no further awards were granted under the 2005 Equity Plan; however, each outstanding award under the 2005 Equity Plan will remain outstanding under that plan and continue to be governed under its terms and any applicable award agreement. The maximum number of shares available for award under 2019 Equity Plan is 5,759,433, which consists of 2,700,000 shares of common stock authorized for issuance under the 2019 Equity Plan plus 3,059,433 shares of common stock reserved for issuance under the 2005 Equity Plan that remained available for grant under the 2005 Plan as of the Effective Date. Under the 2019 Equity Plan, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant as of April 3, 2021 were 5,031,509.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2021	2020	2019
Selling, general and administrative expenses	$22,888	$18,022	$12,878
Research and development	1,874	1,210	2,972
Cost of goods sold	754	1,222	1,338
	$25,516	$20,454	$17,188

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

A summary of stock option activity for the fiscal year ended April 3, 2021 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 28, 2020	918,988	$60.43	4.30	$37,471
Granted	205,846	103.36
Exercised	(128,302)	48.76
Forfeited/Canceled	(35,845)	81.66
Outstanding at April 3, 2021	960,687	$70.29	4.04	$40,179

Exercisable at April 3, 2021	472,527	$47.74	2.94	$30,402

Vested or expected to vest at April 3, 2021	893,212	$68.08	3.42	$39,325

The total intrinsic value of options exercised was $8.2 million, $18.1 million and $19.4 million during fiscal 2021, 2020 and 2019, respectively.

As of April 3, 2021, there was $9.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of the Company's common stock over the expected term of the option. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.

The assumptions utilized for option grants during the periods presented are as follows:

	2021	2020	2019
Volatility	33.5%	28.2%	26.1%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	0.4%	2.5%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$30.53	$28.25	$26.67

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted Stock Units (“RSUs”) generally vest in equal installments over a four year period for employees and one year from grant for non-employee directors. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

A summary of RSU activity for the fiscal year ended April 3, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2020	268,217	$75.34
Granted	116,296	102.19
Vested	(119,692)	66.87
Forfeited	(16,358)	85.08
Unvested at April 3, 2021	248,463	$91.25

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2021	2020	2019
Grant-date fair value per RSU	$102.19	$102.32	$94.55
Fair value of RSUs vested	$66.87	$54.58	$40.04

As of April 3, 2021, there was $15.4 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

Performance Share Units

The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. PSUs granted in fiscal 2021 and 2020 have a comparison group consisting of the Standard and Poor's (“S&P”) Mid Cap 400 Index while PSUs granted in fiscal 2019 have a comparison group consisting of the S&P Small Cap 600 and the S&P Mid Cap 400 indices. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the its comparison group. As a result, the Company may issue up to 481,782 shares related to outstanding performance based awards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of PSU activity for the fiscal year ended April 3, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 28, 2020	293,111	$95.17
Granted(1)	216,668	123.92
Vested(2)	(254,340)	47.43
Forfeited	(14,548)	121.76
Unvested at April 3, 2021	240,891	$129.24
(1) Includes 127,170 shares issued for awards vested during fiscal 2021 based on achievement of performance metrics.
(2) Includes the vesting of 254,340 shares that were earned for awards granted in fiscal 2018 for various performance periods ending during fiscal 2021, based on actual relative total shareholder return of 200%.

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2021	2020	2019
Expected stock price volatility	36.79%	28.64%	27.07%
Peer group stock price volatility	42.31%	29.77%	34.98%
Correlation of returns	65.12%	50.30%	47.57%

The weighted-average grant-date fair value of PSUs granted and total fair value of PSUs vested are as follows:

	2021	2020	2019
Grant-date fair value per PSU	$123.92	$146.93	$115.64
Fair value of PSUs vested	$47.43	$34.78	$29.20

As of April 3, 2021, there was $14.7 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.7 years.

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

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2021	2020	2019
Volatility	49.8%	34.7%	30.0%
Expected life (months)	6	6	6
Risk-free interest rate	0.1%	2.0%	2.3%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $30.77, $27.11 and $21.51 during fiscal 2021, 2020 and 2019, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following the reorganization, the Company's reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and turnaround costs, deal amortization, gains and losses on dispositions and sale of assets, asset impairments, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation, transaction and integration costs and certain tax settlements and unusual or infrequent and material litigation-related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

(In thousands)	2021	2020	2019
Net revenues
Plasma	$333,334	$460,637	$426,781
Blood Center	307,370	325,661	335,557
Hospital	210,606	194,604	190,821
Net revenues by business unit	851,310	980,902	953,159
Service (1)	20,758	19,830	19,906
Effect of exchange rates	(1,605)	(12,253)	(5,486)
Net revenues	$870,463	$988,479	$967,579
(1) Reflects revenue for service, maintenance and parts.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2021	2020	2019
Segment operating income
Plasma	$172,463	$225,351	$180,300
Blood Center	141,962	159,802	163,628
Hospital	84,066	80,669	76,338
Segment operating income	398,491	465,822	420,266
Corporate expenses (1)	(256,751)	(255,727)	(263,603)
Effect of exchange rates	12,830	7,920	8,367
Deal amortization	(32,830)	(25,746)	(24,803)
Impairment of assets, PCS2 accelerated depreciation and other related charges	(25,696)	(75,750)	(40,296)
Transaction and Integration costs	(18,421)	(568)	—
Restructuring and turnaround costs	(15,661)	(19,878)	(13,660)
European Medical Device Regulation costs and other	(4,130)	(1,506)	—
Litigation-related charges	(897)	701	(2,726)
Gains on divestitures and sale of assets	32,812	8,083	—
Operating income	$89,747	$103,351	$83,545
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

(In thousands)	2021	2020	2019
Depreciation and amortization
Plasma	$24,093	$63,347	$61,721
Blood Center	39,672	38,429	38,074
Hospital	20,522	8,513	9,623
Total depreciation and amortization (excluding impairment charges)	$84,287	$110,289	$109,418

(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Long-lived assets(1)
Plasma	$105,599	$141,903	$192,628
Blood Center	83,225	93,758	127,272
Hospital	28,735	17,738	24,079
Total long-lived assets	$217,559	$253,399	$343,979
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by principle operating regions is presented below:

(In thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Long-lived assets(1)
United States	$159,749	$186,488	$269,849
Japan	1,515	2,037	1,726
Europe	10,384	10,143	11,200
Asia	30,588	29,175	30,930
Other	15,323	25,556	30,274
Total long-lived assets	$217,559	$253,399	$343,979
(1) Long-lived assets are comprised of property, plant and equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2021	2020	2019
United States	$522,607	$646,204	$606,845
Japan	77,676	72,218	69,908
Europe	159,077	153,347	164,504
Asia	105,820	109,295	118,700
Other	5,283	7,415	7,622
Net revenues	$870,463	$988,479	$967,579

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

Net revenues by product line are as follows:

(In thousands)	2021	2020	2019
Plasma products and services	414,266	537,231	501,837
Blood Center products and services	239,614	252,829	269,203
Hospital products and services	216,583	198,419	196,539
Net revenues	$870,463	$988,479	$967,579

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended April 3, 2021 and March 28, 2020:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain/loss on Derivatives	Total
Balance, March 30, 2019	$(25,513)	$(527)	$(4,340)	$(30,380)
Other comprehensive (loss) income before reclassifications	(5,587)	524	(10,111)	(15,174)
Amounts reclassified from accumulated other comprehensive (loss) income(1)	—	(206)	625	419
Net current period other comprehensive (loss) income	(5,587)	318	(9,486)	(14,755)
Balance, March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
Other comprehensive income (loss) before reclassifications	9,572	(379)	(489)	8,704
Amounts reclassified from accumulated other comprehensive gain(1)	—	28	6,856	6,884
Net current period other comprehensive income (loss)	9,572	(351)	6,367	15,588
Balance, April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
(1) Presented net of income taxes, the amounts of which are insignificant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SUMMARY OF QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)	Three months ended
Fiscal 2021	June 27, 2020	September 26, 2020	December 26, 2020	April 3, 2021
Net revenues	$195,577	$209,486	$240,371	$225,029
Gross profit	$90,030	$105,744	$120,257	$81,807
Operating income (loss)	$11,715	$58,782	$40,425	$(21,175)
Net income (loss)	$10,527	$48,101	$31,882	$(11,041)
Per share data:
Net income (loss):
Basic	$0.21	$0.95	$0.63	$(0.22)
Diluted	$0.21	$0.94	$0.62	$(0.22)

(In thousands, except per share data)	Three months ended
Fiscal 2020	June 29, 2019	September 28, 2019	December 28, 2019	March 28, 2020
Net revenues	$238,451	$252,566	$258,970	$238,492
Gross profit	$115,906	$127,000	$128,050	$113,557
Operating income	$(13,302)	$49,739	$40,907	$26,007
Net income (loss)	$(8,479)	$37,486	$29,895	$17,624
Per share data:
Net income (loss):
Basic	$(0.17)	$0.74	$0.59	$0.35
Diluted	$(0.17)	$0.72	$0.58	$0.34

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of April 3, 2021. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management believes that its internal controls over financial reporting were effective as of April 3, 2021.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

The Cardiva Medical, Inc. acquisition

On March 1, 2021, we closed our acquisition of Cardiva. In accordance with the SEC Staff’s interpretative guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business’s internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded Cardiva from our annual assessment of internal control over financial reporting as of April 3, 2021, as the acquisition was completed on March 1, 2021. Cardiva represents less than 30% of total assets as of April 3, 2021 and less than 1% of revenues and losses of 10% as a percentage of net income, respectively, for the year then ended.

enicor GmbH acquisition

On April 1, 2020, we closed our acquisition of enicor GmbH (“enicor”). We have excluded enicor from our annual assessment of internal control over financial reporting as of April 3, 2021. The acquisition did not have a material impact on our internal control over financial reporting and is therefore out of scope. As of April 3, 2021, enicor represents less than 2% of total assets. For the year ended April 3, 2021, enicor represents less than 1% of revenues and represents net losses of less than 2% of net income.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Cardiva Medical, Inc. and Enicor GmbH, which are included in the 2021 consolidated financial statements of the Company and constituted 32% and 71% of total assets and net assets, respectively, as of April 3, 2021 and approximately 1% and (13)% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Cardiva Medical Inc. and Enicor GmbH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated May 26, 2021 expressed an unqualified opinion thereon.

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
May 26, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Conduct located on the Company’s website www.haemonetics.com, under the “Investor Relations Home” caption and under the “Corporate Governance” sub-caption. A copy of the Code of Conduct will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of our Investor Relations Department. Any amendments to, or waivers from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or senior financial officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 109, which is incorporated herein by reference.

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization
3A	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).
3B	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company's Form 8-K dated June 30, 2020 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company's Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4B	Description of Common Stock (filed as Exhibit 4B to the Company's Form 10-K for the fiscal year ended March 28, 2020 and incorporated herein by reference).
4C	Indenture, dated as of March 5, 2021, between Haemonetics Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K dated March 5, 2021 and incorporated herein by reference).
4D	Form of certificate representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4D) (filed as Exhibit 4.2 to the Company's Form 8-K dated March 5, 2021 and incorporated herein by reference).

3. Material Contracts
10A†	Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 25, 2014 and incorporated herein by reference).
10B†	Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference).
10C†	Form of Non-Qualified Stock Option Award Agreement under 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference).
10D†	Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference).
10E†	Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).
10F†	Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).
10G†	Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).
10H†	Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference).
10I†	Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (adopted fiscal 2019) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).
10J†	Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).
10K†	Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2018) (filed as Exhibit 10AO to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).
10L†	Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2019) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10M†	Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10AV to the Company's Form 10-K for the year ended March 30, 2019 and incorporated herein by reference).
10N†	Form of Performance Share Unit Award Agreement Under 2019 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference).
10O†	Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference).
10P†	Employment Agreement effective as of May 16, 2016 between the Company and Christopher Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference).
10Q†	Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).
10R†	Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference).
10S†	Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).
10T†	Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference).
10U†	Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company's Form 8-K dated April 29, 2019 and incorporated herein by reference).
10V	Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).
10W‡	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 29, 2018 and incorporated herein by reference).
10X	Lease dated July 17, 1990 between the Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10-K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10Y	First Amendment to lease dated July 17, 1990, made as of April 30, 1991 between Buncher Company and the Company of property in Pittsburgh, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).
10Z	Second Amendment to lease dated July 17, 1990, made as of October 18, 2000 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10AG to the Company's Form 10-K for the year ended March 29, 2003 and incorporated herein by reference).
10AA	Third Amendment to lease dated July 17, 1990, made as of March 23, 2004 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10D to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AB	Fourth Amendment to lease dated July 17, 1990, made as of March 12, 2008 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10E to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AC	Fifth Amendment to lease dated July 17, 1990, made as of October 1, 2008 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10F to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AD	Sixth Amendment to lease dated July 17, 1990 made as of January 8, 2010 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10G to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AE	Seventh Amendment to lease dated July 17, 1990, made as of March 31, 2011 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10H to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AF	Eighth Amendment to lease dated July 17, 1990, made as of February 26, 2013 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10I to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AG
Ninth Amendment to lease dated July 17, 1990, made as of March 12, 2014 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AH	Tenth Amendment to lease dated July 17, 1990, made as of May 31, 2017 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).
10AI
Eleventh Amendment to lease dated July 17, 1990, made as of March 2, 2018 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10L to the Company's Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AJ**
Twelfth Amendment to lease dated July 17, 1990, made as of May 22, 2020 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).

10AK**
Thirteenth Amendment to lease dated July 17, 1990, made as of December 21, 2020 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).

10AL**	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 27, 2020 and incorporated herein by reference).
10AM	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).
10AN	Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AO	Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AP	Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AQ	Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AR	Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
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

10AW	Sublease Contract to Lease Agreement effective December 3, 2007, made as of December 3, 2011 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing, S.de R.L. de C.V., and Pall Life Sciences Mexico, S. de R.L. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Y to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AX	Sublease Contract to Lease Agreement effective December 3, 2007, made as of February 23, 2012 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V. and Ensatec, S.A. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Z to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AY	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10AZ**	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, as amended on October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference).
10BA	Credit Agreement, dated as of June 15, 2018, by and among Haemonetics Corporation, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2018 and incorporated herein by reference).
10BB	Amendment No. 1, dated as of March 1, 2021, to Credit Agreement dated as of June 15, 2018, by and among Haemonetics Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 8-K dated March 1 2021 and incorporated herein by reference).
10BC	Form of Confirmation of Call Option Transaction (filed as Exhibit 10.1 to the Company's Form 8-K dated as of March 5, 2021 and incorporated herein by reference).
10BD	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.1 to the Company's Form 8-K dated as of March 16, 2021 and incorporated herein by reference).
10BE**	Agreement and Plan of Merger, dated as of January 17, 2021, by and among the Company, Concordia Merger Sub, Inc., Cardiva Medical, Inc. and Fortis Advisors LLC, as the Seller Representative (filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).

4. Subsidiaries Certifications and Consents
21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of William Burke, Executive Vice President, Chief Financial Officer of the Company.
32.1*	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2*	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.
101***	The following materials from Haemonetics Corporation on Form 10-K for the year ended April 3, 2021, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed or furnished with this report.
†	Agreement, plan, or arrangement related to the compensation of officers or directors.
‡	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
**	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.
***	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 26, 2021
Christopher A. Simon	(Principal Executive Officer)

/s/ William Burke	Executive Vice President, Chief Financial Officer	May 26, 2021
William Burke	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 26, 2021
Dan Goldstein	(Principal Accounting Officer)

/s/ Robert Abernathy	Director	May 26, 2021
Robert Abernathy

/s/ Catherine Burzik	Director	May 26, 2021
Catherine Burzik

/s/ Michael J. Coyle	Director	May 26, 2021
Michael J. Coyle

/s/ Charles Dockendorff	Director	May 26, 2021
Charles Dockendorff

/s/ Mark Kroll	Director	May 26, 2021
Mark Kroll

/s/ Richard Meelia	Director	May 26, 2021
Richard Meelia

/s/ Claire Pomeroy	Director	May 26, 2021
Claire Pomeroy

/s/ Ellen Zane	Director	May 26, 2021
Ellen Zane