Form 10-Q
period 2021-07-03
HAEMONETICS CORP
filed 2021-08-11
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 3, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of August 9, 2021: 51,029,618

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net revenues	$228,528	$195,577
Cost of goods sold	120,443	105,547
Gross profit	108,085	90,030
Operating expenses:
Research and development	12,701	7,750
Selling, general and administrative	91,218	62,302
Amortization of intangible assets	12,379	8,263
Gains on divestitures and sale of assets	(9,603)	—
Total operating expenses	106,695	78,315
Operating income	1,390	11,715
Interest and other expense, net	(4,398)	(3,735)
(Loss) income before provision (benefit) for income taxes	(3,008)	7,980
Provision (benefit) for income taxes	1,446	(2,547)
Net (loss) income	$(4,454)	$10,527

Net (loss) income per share - basic	$(0.09)	$0.21
Net (loss) income per share - diluted	$(0.09)	$0.21

Weighted average shares outstanding
Basic	50,939	50,418
Diluted	50,939	51,247

Comprehensive (loss) income	$(4,007)	$11,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	July 3, 2021	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$173,462	$192,305
Accounts receivable, less allowance of $2,236 at July 3, 2021 and $2,226 at April 3, 2021	132,908	127,555
Inventories, net	326,500	322,614
Prepaid expenses and other current assets	51,498	51,072
Total current assets	684,368	693,546
Property, plant and equipment, net	214,782	217,559
Intangible assets, less accumulated amortization of $335,060 at July 3, 2021 and $320,640 at April 3, 2021	353,688	365,483
Goodwill	466,314	466,444
Deferred tax asset	6,197	6,009
Other long-term assets	68,838	70,882
Total assets	$1,794,187	$1,819,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$17,025	$17,016
Accounts payable	49,131	50,293
Accrued payroll and related costs	34,372	47,600
Other liabilities	127,811	138,586
Total current liabilities	228,339	253,495
Long-term debt, net of current maturities	767,345	690,592
Deferred tax liability	24,278	43,825
Other long-term liabilities	97,145	100,341
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,012,969 shares at July 3, 2021 and 50,868,820 shares at April 3, 2021	510	509
Additional paid-in capital	551,108	602,727
Retained earnings	154,562	157,981
Accumulated other comprehensive loss	(29,100)	(29,547)
Total stockholders’ equity	677,080	731,670
Total liabilities and stockholders’ equity	$1,794,187	$1,819,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 3, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net (loss) income	$(4,454)	$10,527
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	25,033	20,724
Amortization of fair value inventory step-up	5,295	—
Impairment of assets	5,144	1,028
Share-based compensation expense	6,828	6,167
Amortization of deferred finance costs	1,019	147
(Benefit) provision for losses on inventory	(544)	1,452
Gains on divestitures and sale of assets	(9,603)	—
Contingent consideration expense	9,774	—
Other non-cash operating activities	(355)	(841)
Change in operating assets and liabilities:
Change in accounts receivable	(5,342)	25,067
Change in inventories	(8,553)	(24,557)
Change in prepaid income taxes	2,121	(3,544)
Change in other assets and other liabilities	1,256	865
Change in accounts payable and accrued expenses	(29,299)	(25,223)
Net cash (used in) provided by operating activities	(1,680)	11,812
Cash Flows from Investing Activities:
Capital expenditures	(13,919)	(7,696)
Acquisition	(2,500)	(16,606)
Proceeds from divestitures	—	—
Proceeds from sale of property, plant and equipment	568	406
Net cash used in investing activities	(15,851)	(23,896)
Cash Flows from Financing Activities:
Net increase in short-term loans	—	150,000
Repayment of term loan borrowings	(4,375)	(4,375)
Proceeds from employee stock purchase plan	2,210	2,144
Proceeds from exercise of stock options	500	1,193
Other	31	(11)
Net cash (used in) provided by financing activities	(1,634)	148,951
Effect of exchange rates on cash and cash equivalents	322	1,547
Net Change in Cash and Cash Equivalents	(18,843)	138,414
Cash and Cash Equivalents at Beginning of Period	192,305	137,311
Cash and Cash Equivalents at End of Period	$173,462	$275,725
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,482	$2,780
Income taxes paid	$14,494	$2,063
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$3,203	$2,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2022 or any other interim period. The Company has assessed its ability to continue as a going concern. As of July 3, 2021, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the three months ended July 3, 2021.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2019-12, Income Taxes (Topic 740). The new guidance improves consistent application of and simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The Company adopted ASC Update No. 2019-12 effective April 4, 2021. The adoption did not have a material impact on the financial position or results of operations.

In August 2020, the FASB issued ASC ASU Update No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The amendments simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company early adopted ASC Update No. 2020-06 effective April 4, 2021 using the modified retrospective method, which resulted in a decrease of $61.2 million to additional paid-in capital, a decrease to non-current deferred tax liabilities of $20.0 million, and an increase of $80.3 million to non-current convertible notes, net, on the Condensed Consolidated Balance Sheets. Additionally, retained earnings was adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes no longer have a debt discount that will be amortized, net of taxes. The impact to retained earnings on the Condensed Consolidated Balance Sheets as of April 4, 2021 is an increase of $1.0 million.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. During the first quarter of fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended July 3, 2021 and June 27, 2020, the Company incurred $9.9 million and $3.5 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $36.9 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the three months ended July 3, 2021, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 3, 2021	$575	$437	$1,012
Costs incurred, net of reversals	3,391	29	3,420
Payments	(63)	—	(63)
Non-cash adjustments	—	11	11
Balance at July 3, 2021	$3,903	$477	$4,380

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Cost of goods sold	$2,253	$503
Research and development	105	319
Selling, general and administrative expenses	1,062	243
	$3,420	$1,065

As of July 3, 2021, the Company had a restructuring liability of $4.4 million, of which $3.9 million is payable within the next twelve months.

In addition to the restructuring costs included in the table above, the Company also incurred costs that do not constitute restructuring under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Plasma	$2,288	$568
Blood Center	3	154
Hospital	(38)	129
Corporate	1,167	214
Total	$3,420	$1,065

Restructuring related costs	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Plasma	$1,738	$—
Blood Center	490	16
Hospital	133	9
Corporate	4,274	2,910
Total	$6,635	$2,935

Total restructuring and restructuring related costs	$10,055	$4,000

4. ACQUISITIONS

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc. (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, which closed on March 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of Cardiva for total consideration of $489.8 million, which consisted of upfront payments in the aggregate of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. The contingent consideration, which could total a maximum of $35.0 million is payable over the next two years based on sales growth. The Company financed the acquisition through a combination of cash, borrowings under its revolving credit facility and an additional $150.0 million term loan under the existing credit facility.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets and the accounting for income taxes as the Company is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of July 3, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The purchase price of $442.3 million, net of $47.3 million of cash acquired, consisted of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	March 1, 2021
Accounts receivable	$7,304
Inventories	18,765
Prepaid expenses and other current assets	850
Property, plant and equipment	1,186
Intangible assets	253,929
Goodwill	251,407
Other long-term assets	1,868
Total assets acquired	$535,309
Accounts payable	3,292
Accrued payroll and related costs	58,211
Other liabilities	1,853
Deferred tax liability	27,912
Other long-term liabilities	1,772
Total liabilities assumed	$93,040
Net assets acquired	$442,269

The Company determined the identifiable intangible assets were completed technology, customer relationships and trademarks. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Completed technology was valued using the excess earnings method. Customer relationships were valued using the distributor method. Trademarks were valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset. As of July 3, 2021, the valuation of the intangible assets is preliminary as the Company is still gathering information related to the assets’ cash flow projections.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Cardiva, the Company recognized goodwill of $251.4 million, which is attributable to the revenue and cash flow projections associated with completed technologies and the development of future technology that does not exist in the current in-process research and development (“IPR&D”) pipeline. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

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

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $9.6 million for the fiscal year ending April 3, 2021. The Company incurred acquisition costs related legal and other professional fees in the amount of $6.6 million and an additional $3.0 million of debt financing costs and lender fees which were recognized in selling, general and administrative and as interest expense on the unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, respectively.

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. During the three months ended July 3, 2021, the Company made $2.5 million of milestone payments which were recorded within intangible assets on the Condensed Consolidated Balance Sheets. These products augment the Company's portfolio of hemostasis analyzers within the Hospital business unit.

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

The following amounts represent the determination of the fair value of the identifiable assets acquired and liabilities assumed for enicor completed during fiscal 2021:

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

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $0.2 million for the three months ended June 27, 2020.

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

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized a gain of $13.2 million associated with the transaction in fiscal 2021. During the three months ended July 3, 2021, the Company recognized an additional gain of $9.6 million for contingent consideration earned.

Inlog Holdings France

On September 18, 2020, the Company sold its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred). Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used predominantly in France and in several other countries outside of the U.S. The disposal group included $2.2 million of intangible assets, $2.2 million of accounts receivable, $0.3 million of other assets, $3.3 million of liabilities and $3.3 million of goodwill allocated based on the fair value of the business which impacted both the Blood Center and Hospital business units. The Company recognized a gain of $20.0 million upon closing of the transaction in the second quarter of fiscal 2021.

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company's reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 3, 2021, the Company reported income tax expense of $1.4 million representing an effective tax rate of (48.1)%. The effective tax rate for the three months ended July 3, 2021 includes $0.8 million of discrete tax expense relating to stock compensation shortfalls.

For the three months ended June 27, 2020, the Company reported an income tax benefit of $2.5 million representing an effective tax rate benefit of 31.9%. The effective tax rate for the three months ended June 27, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $4.0 million. The effective tax rate was also impacted by the jurisdictional mix of earnings. During the three months ended June 27, 2020, the Company transferred certain intangible assets amongst its wholly-owned subsidiaries prior to the divestiture of its Fajardo, Puerto Rico manufacturing operations. The tax expense on the intercompany sale and establishment of deferred tax assets (including the associated valuation allowance impacts) was included in the computation of the annual effective tax rate.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	July 3, 2021	June 27, 2020
Basic EPS
Net (loss) income	$(4,454)	$10,527
Weighted average shares	50,939	50,418
Basic income per share	$(0.09)	$0.21
Diluted EPS
Net (loss) income	$(4,454)	$10,527
Basic weighted average shares	50,939	50,418
Net effect of common stock equivalents	—	829
Diluted weighted average shares	50,939	51,247
Diluted income per share	$(0.09)	$0.21

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three months ended July 3, 2021, the Company recognized a net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as its inclusion would have an anti-dilutive effect. For the three months ended June 27, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.5 million anti-dilutive shares.

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

As of July 3, 2021, the Company had $18.4 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 69% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of July 3, 2021 and April 3, 2021, the Company had contract assets of $4.8 million and $4.8 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of July 3, 2021 and April 3, 2021, the Company had contract liabilities of $24.2 million and $20.9 million, respectively. During the three months ended July 3, 2021, the Company recognized $8.6 million of revenue that was included in the above April 3, 2021 contract liability balance.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	July 3, 2021	April 3, 2021
Raw materials	$75,278	$74,910
Work-in-process	26,562	23,111
Finished goods	224,660	224,593
Total inventories	$326,500	$322,614

10. LEASES

Lessee Activity

During fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. The Company's current manufacturing operations in Leetsdale, PA will be relocated. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement which was received during fiscal 2021.

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

During the first quarter of fiscal 2022, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of July 3, 2021 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

In accounting for the issuance of the 2026 Notes, the 2026 Notes were separated into liability and equity components. The Company estimated the liability and equity components of the 2026 Notes to be $416.4 million and $83.6 million respectively, at the issuance date. On April 4, 2021, the Company adopted ASC Update No. 2020-06 using the modified retrospective method, which resulted in a decrease of $61.2 million to additional paid-in capital, a decrease to non-current deferred tax liabilities of $20.0 million, and an increase of $80.3 million to non-current convertible notes, net, on the Condensed Consolidated Balance Sheets. Additionally, retained earnings was adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes no longer have a debt discount that will be amortized, net of taxes. The impact to retained earnings on the Condensed Consolidated Balance Sheets as of April 4, 2021 is an increase of $1.0 million.

As of July 3, 2021, the $500.0 million principal balance was netted down by $12.5 million of deferred financing costs.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, as amended from time to time, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At July 3, 2021, $297.5 million was outstanding under the Term Loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the Revolving Credit Facility. The Company also has $25.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of July 3, 2021.

The Company has required scheduled principal payments of $13.1 million during the remainder of fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of July 3, 2021.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended July 3, 2021, 38.3% of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of July 3, 2021 and April 3, 2021 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $40.5 million as of July 3, 2021 and $56.0 million as of April 3, 2021. At July 3, 2021, a loss of $0.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of July 3, 2021 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $82.4 million as of July 3, 2021 and $95.6 million as of April 3, 2021.

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

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the three months ended July 3, 2021, a gain of $2.0 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a rollforward of the allowance for credit losses:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Beginning balance	$2,226	$3,824
Credit (gain) loss	27	(259)
Write-offs	(17)	(119)
Ending balance	$2,236	$3,446

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the three months ended July 3, 2021:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
Designated foreign currency hedge contracts, net of tax	$(897)	$329	Net revenues, COGS and SG&A	$371	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(489)	Interest and other expense, net
Designated interest rate swaps, net of tax	$973	$(1,130)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of July 3, 2021 or April 3, 2021. As of July 3, 2021, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 3, 2021, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of July 3, 2021 and April 3, 2021:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		July 3, 2021	April 3, 2021
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,680	$2,061
Non-designated foreign currency hedge contracts	Other current assets	182	104
		$1,862	$2,165
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$186	$454
Non-designated foreign currency hedge contracts	Other current liabilities	69	349
Designated interest rate swaps	Other current liabilities	5,540	5,550
Designated interest rate swaps	Other long-term liabilities	3,031	4,301
		$8,826	$10,654

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 3, 2021 and April 3, 2021.

	As of July 3, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$20,677	$—	$—	$20,677
Designated foreign currency hedge contracts	—	1,680	—	1,680
Non-designated foreign currency hedge contracts	—	182	—	182
	$20,677	$1,862	$—	$22,539
Liabilities
Designated foreign currency hedge contracts	$—	$186	$—	$186
Non-designated foreign currency hedge contracts	—	69	—	69
Designated interest rate swaps	—	8,571	—	8,571
Contingent consideration	—	—	38,402	38,402
	$—	$8,826	$38,402	$47,228

	As of April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$49,699	$—	$—	$49,699
Designated foreign currency hedge contracts	—	2,061	—	2,061
Non-designated foreign currency hedge contracts	—	104	—	104
	$49,699	$2,165	$—	$51,864
Liabilities
Designated foreign currency hedge contracts	$—	$454	$—	$454
Non-designated foreign currency hedge contracts	—	349	—	349
Designated interest rate swaps	—	9,851	—	9,851
Contingent Consideration	—	—	28,733	28,733
	$—	$10,654	$28,733	$39,387

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

	Fair Value at	Valuation	Unobservable
(In thousands)	July 3, 2021	Technique	Input	Range
Revenue-based payments	$34,073	Monte Carlo Simulation Model	Discount rate	2.2%
			Projected year of payment	2022 - 2023
Revenue-based payments	$2,119	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payment	$2,210	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of July 3, 2021, the maximum potential contingent consideration that the Company could be required to pay is $39.5 million. During three months ended July 3, 2021, the Company increased the fair value of the contingent consideration related to the acquisition of Cardiva by $9.8 million, which was recorded as selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The fair value of contingent consideration associated with acquisitions was $38.4 million at July 3, 2021. As of July 3, 2021, $31.7 million was included in other liabilities and $6.7 million was included in other long-term liabilities on the condensed consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 3, 2021	$28,733
Change in fair value	9,774
Currency translation	(105)
Balance at July 3, 2021	$38,402

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

14. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company's reporting structure aligns with its operating structure of three global business units and the information that is regularly reviewed by the Company's chief operating decision maker.

The Company's reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include restructuring and restructuring related costs, deal amortization, gains and losses on dispositions and sale of assets, asset impairments, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation, transaction and integration costs and certain tax settlements and unusual or infrequent and material litigation-related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company's net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Net revenues
Plasma	$71,803	$68,715
Blood Center	71,736	79,314
Hospital	77,607	45,571
Net revenues by business unit	221,146	193,600
Service (1)	5,268	5,082
Effect of exchange rates	2,114	(3,105)
Net revenues	$228,528	$195,577
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Segment operating income
Plasma	$35,346	$36,350
Blood Center	33,882	38,745
Hospital	31,597	17,783
Segment operating income	100,825	92,878
Corporate expenses (1)	(68,731)	(65,062)
Effect of exchange rates	5,812	711
Integration and transaction costs	(16,733)	(1,290)
Deal amortization	(12,379)	(8,263)
Restructuring and restructuring related costs	(10,055)	(4,000)
Impairment of assets and PCS2 related charges	(3,643)	(2,506)
European Medical Device Regulation costs and other	(2,371)	(753)
Litigation-related charges	(938)	—
Gains on divestitures and sale of assets	9,603	—
Operating income	$1,390	$11,715
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

Net revenues by product line are as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Plasma products and services	$90,509	$88,713
Blood Center products and services	57,747	60,667
Hospital products and services	80,272	46,197
Net revenues	$228,528	$195,577

Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
United States	$141,028	$111,009
Japan	17,221	16,831
Europe	43,335	43,019
Asia	25,952	22,384
Other	992	2,334
Net revenues	$228,528	$195,577

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
Other comprehensive (loss) income before reclassifications(1)	(430)	—	76	(354)
Amounts reclassified from Accumulated Other Comprehensive Loss(1)	—	—	801	801
Net current period other comprehensive (loss) income	(430)	—	877	447
Balance as of July 3, 2021	$(21,958)	$(560)	$(6,582)	$(29,100)
(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

Introduction

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Haemonetics.

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

Recent Developments

Operational Excellence Program

During the second quarter of fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended July 3, 2021 and June 27, 2020, the Company incurred $9.9 million and $3.5 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $36.9 million as of July 3, 2021.

CSL Contract Loss

In April 2021, CSL informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits (the “Supply Agreement”) following the expiration of the current term of the Supply Agreement in June 2022. In fiscal year 2021, revenue under this Supply Agreement was $88.6 million, or 10.2% of total revenue. As a result of this anticipated contract loss, we recorded a $20.9 million one-time asset impairment charge relating to disposables manufacturing equipment and $5.0 million of additional expenses in the fourth quarter of fiscal 2021. In the first quarter of fiscal 2022, we incurred an additional $2.8 million of accelerated depreciation expense relating to disposables manufacturing equipment that is no longer in use.

COVID-19

We continue to closely manage the impacts of the COVID-19 pandemic on our business results of operations and financial condition. The progression of the COVID-19 pandemic during fiscal 2022 significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Our priorities continue to be the safety of our employees and business continuity while continuing to invest in growth opportunities. Our manufacturing and supply chain remain operational without significant disruptions and we continue to operate in all of our markets.

Although the pace and timing of the recovery is uncertain, we remain confident in the long term strength of the end markets that we serve across our three business units. For additional information regarding the expected impacts to our business units and the various risks posed by the COVID-19 pandemic, refer to Results of Operations within Management's Discussion and

Analysis contained in this Quarterly Report on Form 10-Q and Risk Factors contained in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	July 3, 2021	June 27, 2020	% Increase/ (Decrease)
Net revenues	$228,528	$195,577	16.8%
Gross profit	$108,085	$90,030	20.1%
% of net revenues	47.3%	46.0%
Operating expenses	$106,695	$78,315	36.2%
Operating income	$1,390	$11,715	(88.1)%
% of net revenues	0.6%	6.0%
Interest and other expense, net	$(4,398)	$(3,735)	17.8%
(Loss) income before provision (benefit) for income taxes	$(3,008)	$7,980	n/m
Provision (benefit) for income taxes	$1,446	$(2,547)	n/m
% of pre-tax income	(48.1)%	(31.9)%
Net (loss) income	$(4,454)	$10,527	n/m
% of net revenues	(1.9)%	5.4%
Net (loss) income per share - basic	$(0.09)	$0.21	n/m
Net (loss) income per share - diluted	$(0.09)	$0.21	n/m

Net revenues increased 16.8% during the three months ended July 3, 2021 as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, net revenues increased 14.0% during the three months ended July 3, 2021 as compared with the same periods of fiscal 2021. Revenue increases in Hospital primarily drove the overall increase in revenue during the three months ended July 3, 2021.

Operating income decreased during the three months ended July 3, 2021, as compared with the same period of fiscal 2021, primarily due to increased spend related to the acquisition of Cardiva Medical, Inc. (“Cardiva”), including higher transaction and integration costs driven by an increase in the fair value of contingent consideration and the amortization of the fair value inventory step-up, as well as asset impairments and increased intangible amortization expense. The decrease was partially offset by favorable volumes and product mix, gains on divestitures and productivity savings from the 2020 Program.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	Reported growth	Currency impact	Constant currency growth (1)
United States	$141,028	$111,009	27.0%	—%	27.0%
International	87,500	84,568	3.5%	6.1%	(2.6)%
Net revenues	$228,528	$195,577	16.8%	2.8%	14.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. Our revenue generated outside the U.S. was 38.3% of total net revenues during the three months ended July 3, 2021, as compared with 43.2% during the three months ended June 27, 2020. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$71,844	$68,211	5.3%	0.8%	4.5%
Blood Center	72,945	77,789	(6.2)%	3.4%	(9.6)%
Hospital (2)	78,494	44,839	75.1%	4.8%	70.3%
Service	5,245	4,738	10.7%	7.0%	3.7%
Net revenues	$228,528	$195,577	16.8%	2.8%	14.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $32.2 million and $24.0 million during the three months ended July 3, 2021 and June 27, 2020, respectively. Hemostasis Management revenue increased 34.3% in the first quarter of fiscal 2022, as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 31.1% in the first quarter of fiscal 2022, as compared with the same period of fiscal 2021.

Plasma

Plasma revenue increased 5.3% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Plasma revenue increased 4.5% during the three months ended July 3, 2021 as compared with the same periods of fiscal 2021. These increases were primarily driven by increase in volume of plasma disposables and increase in software revenue, partially offset by pricing adjustments and declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business.

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

Blood Center

Blood Center revenue decreased 6.2% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Blood Center revenue decreased 9.6% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. These decreases were primarily driven by the divestiture of certain blood donor management software solution assets and continued declines in whole blood disposables.

We have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic, but we may experience a reversal in future periods.

Hospital

Hospital revenue increased 75.1% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hospital revenue increased 70.3% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. These increases were primarily attributable to Vascular Closure revenue resulting from the acquisition of Cardiva and the impact of the COVID-19 pandemic on the prior year period. The increases were partially offset by the divestiture of certain blood bank and hospital software solution assets. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels during fiscal 2022.

Gross Profit

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	% Increase/ (Decrease)
Gross profit	$108,085	$90,030	20.1%
% of net revenues	47.3%	46.0%

Gross profit increased 20.1% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, gross profit increased 12.5% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. These increases were primarily driven by the addition of Vascular Closure, favorable volumes and product mix, lower expenses related to the COVID-19 pandemic and productivity savings from the 2020 Program.

The increase was partially offset by pricing adjustments, the amortization of the fair value inventory step-up related to the acquisition of Cardiva, asset impairments and recent divestitures.

Operating Expenses

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020	% Increase/ (Decrease)
Research and development	$12,701	$7,750	63.9%
% of net revenues	5.6%	4.0%
Selling, general and administrative	$91,218	$62,302	46.4%
% of net revenues	39.9%	31.9%
Amortization of intangible assets	$12,379	$8,263	49.8%
% of net revenues	5.4%	4.2%
Gains on divestitures and sale of assets	$(9,603)	$—	n/m
% of net revenues	(4.2)%	—%
Total operating expenses	$106,695	$78,315	36.2%
% of net revenues	46.7%	40.0%

Research and Development

Research and development expenses increased 63.9% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, research and development expenses increased 61.2% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. These increases were primarily due to increased spend related to investments in our Hospital Business unit, primarily driven by Vascular Closure, as well as costs related to European Medical Device Regulation. These increases were partially offset by cost savings related to the 2020 Program and lower restructuring and restructuring related costs.

Selling, General and Administrative

Selling, general and administrative expenses increased 46.4% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effect of foreign exchange, selling, general, and administrative expenses increased 44.4% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. These increases were primarily due to increased spend related to the acquisition of Cardiva, including higher transaction and integration costs driven by an increase in the fair value of contingent consideration, and higher share-based and variable compensation expense, partially offset by asset impairments recognized in the prior year period and lower PCS2 related costs.

Amortization of Intangible Assets

We recognized amortization expense of $12.4 million and $8.3 million during the three months ended July 3, 2021 and June 27, 2020, respectively. The increase was primarily driven by an increase in intangible assets resulting from recent acquisitions.

Gains on Divestitures

We recognized gains on divestitures of $9.6 million during the three months ended July 3, 2021. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures. There were no gains on divestitures during the three months ended June 27, 2020.

Interest and Other Expense, Net

Interest and other expenses increased 17.8% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. Without the effects of foreign exchange, interest and other expenses increased 16.5% during the three months ended July 3, 2021 as compared with the same period of fiscal 2021. The increase is primarily driven by the amortization of deferred financing fees associated with the 2026 Notes and realized losses on interest rate swaps, partially offset by a reduction in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan due to lower borrowings. The effective interest rate on total debt outstanding as of July 3, 2021 was 1.9%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 3, 2021, we reported income tax expense of $1.4 million representing an effective tax rate of (48.1)%. The effective tax rate for the three months ended July 3, 2021 includes $0.8 million discrete tax expense relating to stock compensation shortfalls.

For the three months ended June 27, 2020, we reported an income tax benefit of $2.5 million representing an effective tax benefit of 31.9%. The effective tax rate for the three months ended June 27, 2020 includes discrete tax benefits recognized from excess stock compensation deductions of $4.0 million. The effective tax rate was also impacted by the jurisdictional mix of earnings.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	July 3, 2021	April 3, 2021
Cash & cash equivalents	$173,462	$192,305
Working capital	$456,029	$440,051
Current ratio	3.0	2.7
Net debt(1)	$(610,908)	$(515,303)
Days sales outstanding (DSO)	52	51
Inventory turnover	1.1	1.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures and the build out of our new manufacturing facility in Clinton, PA, cash payments under the loan agreement and restructuring initiatives.

In March 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 2.72% as of July 3, 2021.

As of July 3, 2021, we had $173.5 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “Credit Facilities”). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. The Company and its lenders agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

As of July 3, 2021, $297.5 million was outstanding under the term loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the revolving loan. We also had $25.5 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of July 3, 2021.

We have scheduled principal payments of $13.1 million required during the remainder of fiscal 2022. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of July 3, 2021.

In August 2021, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three months ended July 3, 2021, we incurred $9.9 million of restructuring and restructuring related costs under this program.

Cash Flows

	Three Months Ended
(In thousands)	July 3, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$(1,680)	$11,812
Investing activities	(15,851)	(23,896)
Financing activities	(1,634)	148,951
Effect of exchange rate changes on cash and cash equivalents(1)	322	1,547
Net change in cash and cash equivalents	$(18,843)	$138,414
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash used in operating activities increased by $13.5 million during the three months ended July 3, 2021, as compared with the three months ended June 27, 2020. The increase in cash used operating activities was primarily the result of an increase in working capital due to lower collections of accounts receivable and higher inventory growth as well as a reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period.

Net cash used in investing activities decreased by $8.0 million during the three months ended July 3, 2021, as compared with the three months ended June 27, 2020. The decrease in cash used in investing activities was primarily the result of higher cash paid for acquisitions during the prior year period, partially offset by an increase in capital expenditures.

Net cash used in financing activities increased by $150.6 million during the three months ended July 3, 2021, as compared with the three months ended June 27, 2020, primarily due to a reduction in borrowings on our revolving credit facility, net of payments.

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

Foreign Exchange

During the three months ended July 3, 2021, 38.3% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2021-05. Leases (Topic 842). The new guidance requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria ASC 842 and the lessor would have otherwise recognized a day-one loss. ASC Update No. 2021-05 is effective for annual periods beginning after December 15, 2021, and is applicable to us in fiscal 2023. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $6.9 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $8.0 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of July 3, 2021 was $297.5 million with an interest rate of 1.9% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.7 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of July 3, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 3, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

Item 2. Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the next two year period ending May 2021. During the three months ended July 3, 2021, we did not make any additional repurchases under this program which expired in May 2021.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 3, 2021, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
_____________________________

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
August 11, 2021	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2021	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)