Form 10-Q
period 2021-10-02
HAEMONETICS CORP
filed 2021-11-09
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of November 5, 2021: 51,105,232

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues	$239,897	$209,486	$468,425	$405,063
Cost of goods sold	117,356	103,742	237,799	209,289
Gross profit	122,541	105,744	230,626	195,774
Operating expenses:
Research and development	10,853	6,763	23,554	14,513
Selling, general and administrative	75,778	63,570	166,996	125,863
Amortization of intangible assets	11,400	8,127	23,779	16,399
Gains on divestitures and sale of assets	—	(31,498)	(9,603)	(31,498)
Total operating expenses	98,031	46,962	204,726	125,277
Operating income	24,510	58,782	25,900	70,497
Interest and other expense, net	(4,588)	(3,826)	(8,986)	(7,561)
Income before provision for income taxes	19,922	54,956	16,914	62,936
Provision for income taxes	5,066	6,855	6,512	4,308
Net income	$14,856	$48,101	$10,402	$58,628

Net income per share - basic	$0.29	$0.95	$0.20	$1.16
Net income per share - diluted	$0.29	$0.94	$0.20	$1.15

Weighted average shares outstanding
Basic	51,039	50,696	50,989	50,557
Diluted	51,458	51,093	51,358	51,170

Comprehensive income	$14,420	$53,335	$10,413	$65,291
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	October 2, 2021	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$192,420	$192,305
Accounts receivable, less allowance of $2,701 at October 2, 2021 and $2,226 at April 3, 2021	141,305	127,555
Inventories, net	322,661	322,614
Prepaid expenses and other current assets	42,860	51,072
Total current assets	699,246	693,546
Property, plant and equipment, net	223,747	217,559
Intangible assets, less accumulated amortization of $348,336 at October 2, 2021 and $320,640 at April 3, 2021	337,249	365,483
Goodwill	468,590	466,444
Deferred tax asset	6,064	6,009
Other long-term assets	66,601	70,882
Total assets	$1,801,497	$1,819,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$82,733	$17,016
Accounts payable	44,969	50,293
Accrued payroll and related costs	41,067	47,600
Other liabilities	119,701	138,586
Total current liabilities	288,470	253,495
Long-term debt, net of current maturities	698,043	690,592
Deferred tax liability	24,574	43,825
Other long-term liabilities	91,861	100,341
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,060,192 shares at October 2, 2021 and 50,868,820 shares at April 3, 2021	511	509
Additional paid-in capital	558,156	602,727
Retained earnings	169,418	157,981
Accumulated other comprehensive loss	(29,536)	(29,547)
Total stockholders’ equity	698,549	731,670
Total liabilities and stockholders’ equity	$1,801,497	$1,819,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080
Exercise of stock options	28	1	1,069	—	—	1,070
Issuance of restricted stock, net of cancellations	19	—	—	—	—	—
Share-based compensation expense	—	—	5,979	—	—	5,979
Net income	—	—	—	14,856	—	14,856
Other comprehensive income	—	—	—	—	(436)	(436)
Balance, October 2, 2021	51,060	$511	$558,156	$169,418	$(29,536)	$698,549

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569
Exercise of stock options	2	—	67	—	—	67
Issuance of restricted stock, net of cancellations	30	—	—	—	—	—
Share-based compensation expense	—	—	5,952	—	—	5,952
Net income	—	—	—	48,101	—	48,101
Other comprehensive income	—	—	—	—	5,234	5,234
Balance, September 26, 2020	50,703	$507	$568,748	$137,140	$(38,472)	$667,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 2, 2021	September 26, 2020
Cash Flows from Operating Activities:
Net income	$10,402	$58,628
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	48,567	41,603
Amortization of fair value inventory step-up	5,295	—
Impairment of assets	5,144	1,028
Share-based compensation expense	12,807	12,119
Amortization of deferred finance costs	1,813	286
(Benefit) provision for losses on inventory	114	1,057
Gains on divestitures and sale of assets	(9,603)	(31,498)
Deferred tax benefit	898	(3,031)
Contingent consideration expense	9,345	—
Other non-cash operating activities	861	76
Change in operating assets and liabilities:
Change in accounts receivable	(14,574)	22,391
Change in inventories	(5,475)	(38,189)
Change in prepaid income taxes	2,477	(635)
Change in other assets and other liabilities	(842)	1,902
Change in accounts payable and accrued expenses	(25,449)	(24,770)
Net cash provided by operating activities	41,780	40,967
Cash Flows from Investing Activities:
Capital expenditures	(34,731)	(16,035)
Acquisition	(2,500)	(16,606)
Proceeds from divestitures	—	44,978
Proceeds from sale of property, plant and equipment	860	902
Net cash (used in) provided by investing activities	(36,371)	13,239
Cash Flows from Financing Activities:
Net increase in short-term loans	—	90,000
Repayment of term loan borrowings	(8,750)	(8,750)
Proceeds from employee stock purchase plan	2,210	2,144
Proceeds from exercise of stock options	1,569	1,259
Other	22	(20)
Net cash (used in) provided by financing activities	(4,949)	84,633
Effect of exchange rates on cash and cash equivalents	(345)	3,019
Net Change in Cash and Cash Equivalents	115	141,858
Cash and Cash Equivalents at Beginning of Period	192,305	137,311
Cash and Cash Equivalents at End of Period	$192,420	$279,169
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$10,139	$4,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended October 2, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2022 or any other interim period. The Company has assessed its ability to continue as a going concern. As of October 2, 2021, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the six months ended October 2, 2021.

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

In July 2021, the FASB issued ASC Update No. 2021-05. Leases (Topic 842). The new guidance requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria of ASC 842 and the lessor would have otherwise recognized a day-one loss. The Company prospectively adopted ASC Update No. 2021-05 effective in the second quarter of fiscal year 2022. The adoption did not have a material impact on the financial position or results of operations.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company's management to determine the detail of the initiatives that will comprise the program. During the first quarter of fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended October 2, 2021, the Company incurred $4.6 million and $14.5 million, respectively, of restructuring and restructuring related costs under this program. During the three and six months ended September 26, 2020, the Company incurred $4.4 million and $8.0 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $41.5 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the six months ended October 2, 2021, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 3, 2021	$575	$437	$1,012
Costs incurred, net of reversals	4,087	28	4,115
Payments	(1,448)	(11)	(1,459)
Balance at October 2, 2021	$3,214	$454	$3,668

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of goods sold	$210	$(236)	$2,463	$267
Research and development	3	(209)	108	110
Selling, general and administrative expenses	482	372	1,544	615
	$695	$(73)	$4,115	$992

As of October 2, 2021, the Company had a restructuring liability of $3.7 million, of which $3.2 million is payable within the next twelve months.

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

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Plasma	$411	$(87)	$2,699	$481
Blood Center	—	20	3	174
Hospital	(53)	(147)	(91)	(18)
Corporate	337	141	1,504	355
Total	$695	$(73)	$4,115	$992

Restructuring related costs	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Plasma	$1,403	$804	$3,141	$804
Blood Center	40	490	530	506
Hospital	32	1	165	10
Corporate	2,343	3,218	6,617	6,128
Total	$3,818	$4,513	$10,453	$7,448

Total restructuring and restructuring related costs	$4,513	$4,440	$14,568	$8,440

4. ACQUISITIONS

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc. (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, which closed on March 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of Cardiva for total consideration of $489.8 million, which consisted of upfront payments in the aggregate of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. The contingent consideration, which could total a maximum of $35.0 million, is payable over the next two years based on sales growth. The Company financed the acquisition through a combination of cash, borrowings under its revolving credit facility and an additional $150.0 million term loan under the existing credit facility.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The most significant open items included the valuation of certain intangible assets and the accounting for income taxes as the Company is finalizing additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of October 2, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The purchase price of $442.3 million, net of $47.3 million of cash acquired, consisted of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	March 1, 2021
Accounts receivable	$7,304
Inventories	18,765
Prepaid expenses and other current assets	850
Property, plant and equipment	1,186
Intangible assets	250,560
Goodwill	253,966
Other long-term assets	1,868
Total assets acquired	$534,499
Accounts payable	3,292
Accrued payroll and related costs	58,211
Other liabilities	1,853
Deferred tax liability	27,102
Other long-term liabilities	1,772
Total liabilities assumed	$92,230
Net assets acquired	$442,269

The Company determined the identifiable intangible assets were completed technology, customer relationships, trademarks and in-process research and development (“IPR&D”). The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Completed technology and IPR&D were valued using the excess earnings method. Customer relationships were valued using the distributor method. Trademarks were valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset. As of October 2, 2021, the valuation of the intangible assets is preliminary as the Company is still finalizing information related to the assets’ cash flow projections.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Cardiva, the Company recognized goodwill of $254.0 million, which is attributable to the revenue and cash flow projections associated with completed technologies and the development of future technology that does not exist in the current IPR&D pipeline. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Completed technology	$213,290	13 years	13.5%
Customer relationships	18,166	12 years	13.0%
Trademarks	5,437	13 years	13.5%
IPR&D	13,667	Indefinite	15.0%
Total	$250,560

The Company recorded a long-term deferred tax liability, net, of $27.1 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $9.6 million for the fiscal year ending April 3, 2021. The Company incurred acquisition costs related legal and other professional fees in the amount of $6.6 million and an additional $3.0 million of debt financing costs and lender fees which were recognized in selling, general and administrative and as interest expense on the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, respectively.

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. During the six months ended October 2, 2021, the Company made $2.5 million of milestone payments which were recorded within intangible assets on the Condensed Consolidated Balance Sheets. These products augment the Company's portfolio of hemostasis analyzers within the Hospital business unit.

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

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized a gain of $13.2 million associated with the transaction in fiscal 2021. During the first quarter of fiscal year 2022, the Company recognized an additional gain of $9.6 million for contingent consideration earned.

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

For the three and six months ended October 2, 2021, the Company reported income tax expense of $5.1 million and $6.5 million, respectively, representing effective tax rates of 25.4% and 38.5%, respectively. The effective tax rates for the three and six months ended October 2, 2021 includes discrete tax expense relating to stock compensation shortfalls of $0.1 million and $0.9 million, respectively.

For the three and six months ended September 26, 2020, the Company reported income tax expense of $6.9 million and $4.3 million, respectively, representing effective tax rates of 12.5% and 6.8%, respectively. The effective tax rates for the three and six months ended September 26, 2020 included discrete tax benefits recognized from excess stock compensation deductions of $0.1 million and $4.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the three and six months ended September 26, 2020, the Company sold its Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and its wholly-owned subsidiary, Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic EPS
Net income	$14,856	$48,101	$10,402	$58,628
Weighted average shares	51,039	50,696	50,989	50,557
Basic income per share	$0.29	$0.95	$0.20	$1.16
Diluted EPS
Net income	$14,856	$48,101	$10,402	$58,628
Basic weighted average shares	51,039	50,696	50,989	50,557
Net effect of common stock equivalents	419	397	369	613
Diluted weighted average shares	51,458	51,093	51,358	51,170
Diluted income per share	$0.29	$0.94	$0.20	$1.15

Basic earnings per share is calculated using the Company's weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and six months ended October 2, 2021, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million anti-dilutive shares. For the three and six months ended September 26, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million and 0.6 million anti-dilutive shares, respectively.

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

As of October 2, 2021, the Company had $21.0 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 68% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of October 2, 2021 and April 3, 2021, the Company had contract assets of $4.4 million and $4.8 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of October 2, 2021 and April 3, 2021, the Company had contract liabilities of $23.9 million and $20.9 million, respectively. During the three and six months ended October 2, 2021, the Company recognized $4.6 million and $13.2 million of revenue, respectively, that was included in the above April 3, 2021 contract liability balance.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	October 2, 2021	April 3, 2021
Raw materials	$81,950	$74,910
Work-in-process	22,909	23,111
Finished goods	217,802	224,593
Total inventories	$322,661	$322,614

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

Lessor Activity

Assets on the Company's balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents less than 3 percent of the Company's total net sales.

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

During the second quarter of fiscal 2022, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of October 2, 2021 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

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

As of October 2, 2021, the $500.0 million principal balance was netted down by $11.9 million of deferred financing costs.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, as amended from time to time, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At October 2, 2021, $293.1 million was outstanding under the Term Loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the Revolving Credit Facility. The Company also has $25.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of October 2, 2021.

The Company has required scheduled principal payments of $8.8 million during the remainder of fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of October 2, 2021.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended October 2, 2021, 36.6% and 37.4%, respectively, of the Company's sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of October 2, 2021 and April 3, 2021 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $61.9 million as of October 2, 2021 and $56.0 million as of April 3, 2021. At October 2, 2021, a loss of $0.8 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of October 2, 2021 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $77.4 million as of October 2, 2021 and $95.6 million as of April 3, 2021.

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

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the six months ended October 2, 2021, a gain of $3.2 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a rollforward of the allowance for credit losses:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Beginning balance	$2,236	$3,446	$2,226	$3,824
Credit (gain) loss	504	(483)	532	(742)
Write-offs	(39)	(264)	(57)	(383)
Ending balance	$2,701	$2,699	$2,701	$2,699

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended October 2, 2021:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$(761)	$785	Net revenues, COGS and SG&A	$(246)	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$190	Interest and other expense, net
Designated interest rate swaps, net of tax	$920	$(2,257)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of October 2, 2021 or April 3, 2021. As of October 2, 2021, no material deferred tax assets were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 2, 2021, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company's derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of October 2, 2021 and April 3, 2021:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		October 2, 2021	April 3, 2021
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,446	$2,061
Non-designated foreign currency hedge contracts	Other current assets	69	104
		$1,515	$2,165
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$346	$454
Non-designated foreign currency hedge contracts	Other current liabilities	207	349
Designated interest rate swaps	Other current liabilities	5,452	5,550
Designated interest rate swaps	Other long-term liabilities	1,761	4,301
		$7,766	$10,654

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of October 2, 2021 and April 3, 2021.

	As of October 2, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$12,398	$—	$—	$12,398
Designated foreign currency hedge contracts	—	1,446	—	1,446
Non-designated foreign currency hedge contracts	—	69	—	69
	$12,398	$1,515	$—	$13,913
Liabilities
Designated foreign currency hedge contracts	$—	$346	$—	$346
Non-designated foreign currency hedge contracts	—	207	—	207
Designated interest rate swaps	—	7,213	—	7,213
Contingent consideration	—	—	37,517	37,517
	$—	$7,766	$37,517	$45,283

	As of April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$49,699	$—	$—	$49,699
Designated foreign currency hedge contracts	—	2,061	—	2,061
Non-designated foreign currency hedge contracts	—	104	—	104
	$49,699	$2,165	$—	$51,864
Liabilities
Designated foreign currency hedge contracts	$—	$454	$—	$454
Non-designated foreign currency hedge contracts	—	349	—	349
Designated interest rate swaps	—	9,851	—	9,851
Contingent Consideration	—	—	28,733	28,733
	$—	$10,654	$28,733	$39,387

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

	Fair Value at	Valuation	Unobservable
(In thousands)	October 2, 2021	Technique	Input	Range
Revenue-based payments	$34,073	Monte Carlo Simulation Model	Discount rate	2.2%
			Projected year of payment	2022 - 2023
Revenue-based payments	$1,751	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2021 - 2023
Regulatory-based payment	$1,693	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2021 - 2023

As of October 2, 2021, the remaining maximum potential contingent consideration that the Company could be required to pay is $39.1 million. During the six months ended October 2, 2021, the Company increased the fair value of the contingent consideration related to the acquisition of Cardiva by $9.8 million, which was recorded as selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of contingent consideration associated with acquisitions was $37.5 million at October 2, 2021. As of October 2, 2021, $32.5 million was included in other liabilities and $5.0 million was included in other long-term liabilities on the condensed consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 3, 2021	$28,733
Change in fair value	9,345
Payments	(367)
Currency translation	(194)
Balance at October 2, 2021	$37,517

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

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues
Plasma	$82,004	$78,718	$153,807	$147,433
Blood Center	75,259	74,715	146,995	154,029
Hospital	75,902	51,022	153,509	96,593
Net revenues by business unit	233,165	204,455	454,311	398,055
Service (1)	4,951	5,342	10,219	10,424
Effect of exchange rates	1,781	(311)	3,895	(3,416)
Net revenues	$239,897	$209,486	$468,425	$405,063
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment operating income
Plasma	$42,213	$40,823	$77,559	$77,173
Blood Center	34,600	33,757	68,482	72,502
Hospital	31,229	21,459	62,826	39,242
Segment operating income	108,042	96,039	208,867	188,917
Corporate expenses (1)	(68,186)	(56,741)	(136,917)	(121,803)
Effect of exchange rates	3,934	3,647	9,746	4,358
Integration and transaction costs	(625)	(1,773)	(17,358)	(3,063)
Deal amortization	(11,400)	(8,136)	(23,779)	(16,399)
Restructuring and restructuring related costs	(4,513)	(4,440)	(14,568)	(8,440)
Impairment of assets and PCS2 related charges	(250)	(576)	(3,893)	(3,082)
MDR and IVDR costs(2)	(2,347)	(736)	(4,718)	(1,489)
Litigation-related charges	(145)	—	(1,083)	—
Gains on divestitures and sale of assets	—	31,498	9,603	31,498
Operating income	$24,510	$58,782	$25,900	$70,497
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.
(2) Refers to the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”) costs.

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

Net revenues by product line are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Plasma products and services	$102,075	$97,710	$192,584	$186,423
Blood Center products and services	59,931	59,233	117,678	119,900
Hospital products and services	77,891	52,543	158,163	98,740
Net revenues	$239,897	$209,486	$468,425	$405,063

Net revenues generated in the Company's principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	$152,106	$123,984	$293,134	$234,993
Japan	18,812	19,645	36,033	36,476
Europe	41,180	38,648	84,515	81,667
Asia	26,771	26,168	52,723	48,552
Other	1,028	1,041	2,020	3,375
Net revenues	$239,897	$209,486	$468,425	$405,063

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
Other comprehensive income before reclassifications(1)	(1,619)	—	158	(1,461)
Amounts reclassified from Accumulated Other Comprehensive Income(1)	—	—	1,472	1,472
Net current period other comprehensive income	(1,619)	—	1,630	11
Balance as of October 2, 2021	$(23,147)	$(560)	$(5,829)	$(29,536)
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

Introduction

Haemonetics Corporation is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our”, “Haemonetics” and the “Company” mean Haemonetics Corporation.

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

Recent Developments

Operational Excellence Program

During the second quarter of fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended October 2, 2021, the Company incurred $4.6 million and $14.5 million, respectively, of restructuring and restructuring related costs under this program. During the three and six months ended September 26, 2020, the Company incurred $4.4 million and $8.0 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $41.5 million as of October 2, 2021.

CSL Contract Loss

In April 2021, CSL Plasma, Ltd. informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits (the “Supply Agreement”) following the expiration of the current term of the Supply Agreement in June 2022. In fiscal year 2021, revenue under this Supply Agreement was $88.6 million, or 10.2% of total revenue. As a result of this anticipated contract loss, we recorded a $20.9 million one-time asset impairment charge relating to disposables manufacturing equipment and $5.0 million of additional expenses in the fourth quarter of fiscal 2021. In the first quarter of fiscal 2022, we incurred an additional $2.8 million of accelerated depreciation expense relating to disposables manufacturing equipment that is no longer in use.

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

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	October 2, 2021	September 26, 2020	% Increase/ (Decrease)	October 2, 2021	September 26, 2020	% Increase/ (Decrease)
Net revenues	$239,897	$209,486	14.5%	$468,425	$405,063	15.6%
Gross profit	$122,541	$105,744	15.9%	$230,626	$195,774	17.8%
% of net revenues	51.1%	50.5%		49.2%	48.3%
Operating expenses	$98,031	$46,962	108.7%	$204,726	$125,277	63.4%
Operating income	$24,510	$58,782	(58.3)%	$25,900	$70,497	(63.3)%
% of net revenues	10.2%	28.1%		5.5%	17.4%
Interest and other expense, net	$(4,588)	$(3,826)	19.9%	$(8,986)	$(7,561)	18.8%
Income before provision for income taxes	$19,922	$54,956	(63.7)%	$16,914	$62,936	(73.1)%
Provision for income taxes	$5,066	$6,855	(26.1)%	$6,512	$4,308	51.2%
% of pre-tax income	25.4%	12.5%		38.5%	6.8%
Net income	$14,856	$48,101	(69.1)%	$10,402	$58,628	(82.3)%
% of net revenues	6.2%	23.0%		2.2%	14.5%
Net income per share - basic	$0.29	$0.95	(69.5)%	$0.20	$1.16	(82.8)%
Net income per share - diluted	$0.29	$0.94	(69.1)%	$0.20	$1.15	(82.6)%

Net revenues increased 14.5% and 15.6% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, net revenues increased 13.5% and 13.7% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Revenue increases in Hospital primarily drove the overall increase in revenue during the three and six months ended October 2, 2021.

Operating income decreased during the three and six months ended October 2, 2021, as compared with the same period of fiscal 2021, primarily due to increased spend related to the acquisition of Cardiva Medical, Inc. (“Cardiva”), including higher transaction and integration costs as well as increased intangible amortization expense. During the six months ended October 2, 2021, costs driven by an increase in the fair value of contingent consideration and the amortization of the fair value inventory step-up related to Cardiva, asset impairments and gains on divestitures during the prior period also contributed to the decrease. The decrease during the three and six months ended October 2, 2021, was partially offset by favorable volumes and product mix and productivity savings from the 2020 Program.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
United States	$152,106	$123,984	22.7%	—%	22.7%
International	87,791	85,502	2.7%	2.5%	0.2%
Net revenues	$239,897	$209,486	14.5%	1.0%	13.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

	Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
United States	$293,134	$234,993	24.7%	—%	24.7%
International	175,291	170,070	3.1%	2.3%	0.8%
Net revenues	$468,425	$405,063	15.6%	1.9%	13.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. During the three and six months ended October 2, 2021 our revenue generated outside the U.S. was 36.6% and 37.4%, respectively, of total net revenues, as compared with 40.8% and 42.0% during the three and six months ended September 26, 2020, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	October 2, 2021	September 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$81,940	$78,408	4.5%	0.3%	4.2%
Blood Center	76,742	74,913	2.4%	1.7%	0.7%
Hospital (2)	76,307	50,978	49.7%	0.9%	48.8%
Service	4,908	5,187	(5.4)%	1.9%	(7.3)%
Net revenues	$239,897	$209,486	14.5%	1.0%	13.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $31.5 million and $26.0 million during the three months ended October 2, 2021 and September 26, 2020, respectively. Hemostasis Management revenue increased 21.0% in the second quarter of fiscal 2022, as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 21.1% in the second quarter of fiscal 2022, as compared with the same period of fiscal 2021. Hospital revenue also includes Vascular Closure revenue of $20.8 million for the three months ended October 2, 2021.

	Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$153,784	$146,619	4.9%	0.6%	4.3%
Blood Center	149,687	152,702	(2.0)%	2.6%	(4.6)%
Hospital (2)	154,801	95,817	61.6%	2.7%	58.9%
Service	10,153	9,925	2.3%	4.3%	(2.0)%
Net revenues	$468,425	$405,063	15.6%	1.9%	13.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $63.7 million and $50.0 million during the six months ended October 2, 2021 and September 26, 2020, respectively. Hemostasis Management revenue increased 27.4% in the first six months of fiscal 2022, as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 25.9% in the first six months of fiscal 2022, as compared with the same period of fiscal 2021. Hospital revenue also includes Vascular Closure revenue of $42.6 million for the six months ended October 2, 2021.

Plasma

Plasma revenue increased 4.5% and 4.9% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Plasma revenue increased 4.2% and 4.3% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. The increase during the three and six months ended October 2, 2021 was primarily driven by an increase in volume of plasma disposables and increase in software revenue, partially offset by pricing adjustments and declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business.

Although we continue to experience the negative impact of COVID-19 on our business, we believe the impacts of the pandemic on plasma collection are temporary and anticipate volumes to recover. However, the exact timing remains uncertain and may occur after the end of fiscal 2022. We remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

In early April 2021, CSL Plasma, Ltd. informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits following the expiration of the current term of the Supply Agreement in June 2022. In fiscal 2021, revenue under this Supply Agreement was $88.6 million.

Blood Center

Blood Center revenue increased 2.4% and decreased 2.0% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Blood Center revenue increased 0.7% and decreased 4.6% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. The increase during the three months ended October 2, 2021 as compared with the same period of fiscal 2021 was primarily due to higher Apheresis disposable and equipment revenue in EMEA, partially offset by continued declines in whole blood disposables and the impact of previously discontinued customer contracts in North America. The decrease during the six months ended October 2, 2021 as compared with the same period of fiscal 2021, was driven by continued declines in whole blood disposables and the divestiture of certain blood donor management software solution assets.

We have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic. The timing and magnitude of potential reversals in the future periods is likely to occur over an extended period of time as customers' risk aversion returns to normal along with safety stock levels.

Hospital

Hospital revenue increased 49.7% and 61.6% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Hospital revenue increased 48.8% and 58.9% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. The increase during three and six months ended October 2, 2021 was primarily attributable to Vascular Closure revenue resulting from the acquisition of Cardiva and the impact of the COVID-19 pandemic on the prior year period. The increase was partially offset by the divestiture of certain blood bank and hospital software solution assets. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels during fiscal 2022.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% Increase	October 2, 2021	September 26, 2020	% Increase
Gross profit	$122,541	$105,744	15.9%	$230,626	$195,774	17.8%
% of net revenues	51.1%	50.5%		49.2%	48.3%

Gross profit increased 15.9% and 17.8% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, gross profit increased 15.7% and 14.2% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. The increase during three and six months ended October 2, 2021 was primarily driven by the addition of Vascular Closure, favorable volumes and product mix, lower expenses related to the COVID-19 pandemic and productivity savings from the 2020 Program. The increase was partially offset by pricing adjustments, recent divestitures and inflationary pressures and higher freight costs in our global supply chain. The increase during the six months ended October 2, 2021 was also partially offset by the amortization of the fair value inventory step-up related to the acquisition of Cardiva and asset impairments.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020	% Increase	October 2, 2021	September 26, 2020	% Increase
Research and development	$10,853	$6,763	60.5%	$23,554	$14,513	62.3%
% of net revenues	4.5%	3.2%		5.0%	3.6%
Selling, general and administrative	$75,778	$63,570	19.2%	$166,996	$125,863	32.7%
% of net revenues	31.6%	30.3%		35.7%	31.1%
Amortization of intangible assets	$11,400	$8,127	40.3%	$23,779	$16,399	45.0%
% of net revenues	4.8%	3.9%		5.1%	4.0%
Gains on divestitures and sale of assets	$—	$(31,498)	n/m	$(9,603)	$(31,498)	n/m
% of net revenues	—%	(15.0)%		(2.1)%	(7.8)%
Total operating expenses	$98,031	$46,962	108.7%	$204,726	$125,277	63.4%
% of net revenues	40.9%	22.4%		43.7%	30.9%

Research and Development

Research and development expenses increased 60.5% and 62.3% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, research and development expenses increased 60.2% and 60.8% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. These increases were primarily due to increased spend related to investments in our Hospital Business unit, primarily driven by Vascular Closure, as well as costs related to MDR and IVDR. The increase during the three and six months ended October 2, 2021, was partially offset by cost savings related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses increased 19.2% and 32.7% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, selling, general, and administrative expenses increased 20.7% and 32.3% during the three and six months ended October 2, 2021, respectively, as compared with the same period of fiscal 2021. The increase during three and six months ended October 2, 2021 was primarily due to increased spend related to the acquisition of Cardiva, higher freight costs and increased variable compensation expense, partially offset by cost savings related to the 2020 Program. An increase in the fair value of contingent consideration also contributed to the increase during the six months ended October 2, 2021.

Amortization of Intangible Assets

We recognized amortization expense of $11.4 million and $23.8 million during the three and six months ended October 2, 2021, respectively and $8.1 million and $16.4 million during the three and six months ended September 26, 2020, respectively. The increase was primarily driven by an increase in intangible assets resulting from recent acquisitions.

Gains on Divestitures

We recognized gains on divestitures of $9.6 million during the six months ended October 2, 2021. We recognized gains on divestitures of $31.5 million during the three and six months ended September 26, 2020. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures.

Interest and Other Expense, Net

Interest and other expenses increased 19.9% and 18.8% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. Without the effects of foreign exchange, interest and other expenses increased 18.1% and 17.3% during the three and six months ended October 2, 2021, respectively, as compared with the same periods of fiscal 2021. The increase during the three and six months ended October 2, 2021 was primarily driven by realized losses due to foreign currency and the amortization of deferred financing fees associated with the 2026 Notes partially offset by a reduction in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan due to lower borrowings. The effective interest rate on total debt outstanding as of October 2, 2021 was 1.9%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended October 2, 2021, we reported income tax expense of $5.1 million and $6.5 million, respectively, representing effective tax rates of 25.4% and 38.5%, respectively. The effective tax rate for the three and six months ended October 2, 2021 includes discrete tax expense relating to stock compensation shortfalls of $0.1 million and $0.9 million, respectively.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	October 2, 2021	April 3, 2021
Cash & cash equivalents	$192,420	$192,305
Working capital	$410,776	$440,051
Current ratio	2.4	2.7
Net debt(1)	$(588,356)	$(515,303)
Days sales outstanding (DSO)	53	51
Inventory turnover	1.2	1.2
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

In March 2021, we issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 2.72% as of October 2, 2021.

As of October 2, 2021, we had $192.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “Credit Facilities”). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. The Company and its lenders agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

As of October 2, 2021, $293.1 million was outstanding under the term loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the revolving loan. We also had $25.6 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of October 2, 2021.

We have scheduled principal payments of $8.8 million required during the remainder of fiscal 2022. We were in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of October 2, 2021.

During the second quarter of fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and six months ended October 2, 2021, we incurred $4.6 million and $14.5 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Six Months Ended
(In thousands)	October 2, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$41,780	$40,967
Investing activities	(36,371)	13,239
Financing activities	(4,949)	84,633
Effect of exchange rate changes on cash and cash equivalents(1)	(345)	3,019
Net change in cash and cash equivalents	$115	$141,858
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $0.8 million during the six months ended October 2, 2021, as compared with the six months ended September 26, 2020. The increase in cash provided by operating activities was primarily the result of an increase in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior period, partially offset by higher working capital due to lower collections of accounts receivable.

Net cash used in investing activities increased by $49.6 million during the six months ended October 2, 2021, as compared with the six months ended September 26, 2020. The increase in cash used in investing activities was primarily the result of proceeds received from various divestitures during the prior year period and an increase in capital expenditures in the current year, partially offset by decreased acquisition spend.

Net cash used in financing activities increased by $89.6 million during the six months ended October 2, 2021, as compared with the six months ended September 26, 2020, primarily due to a reduction in borrowings on our revolving credit facility, net of payments.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during the six months ended October 2, 2021. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue at least through the remainder of fiscal 2022. Historically, we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

During the three and six months ended October 2, 2021, 36.6% and 37.4%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

There are currently no recent accounting pronouncements that we expect to have a material impact on our financial position and results of operations.

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

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, MDR/IVDR and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $7.3 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $8.3 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of October 2, 2021 was $293.1 million with an interest rate of 1.9% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.7 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of October 2, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 2, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended October 2, 2021, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for the purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
November 9, 2021	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2021	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)