Form 10-Q
period 2022-01-01
HAEMONETICS CORP
filed 2022-02-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of February 4, 2022: 51,111,595

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenues	$259,769	$240,371	$728,194	$645,434
Cost of goods sold	121,204	120,114	359,003	329,403
Gross profit	138,565	120,257	369,191	316,031
Operating expenses:
Research and development	10,037	7,501	33,591	22,014
Selling, general and administrative	80,726	65,641	247,722	191,504
Amortization of intangible assets	12,151	7,805	35,930	24,204
Gains on divestitures and sale of assets	—	(1,115)	(9,603)	(32,613)
Total operating expenses	102,914	79,832	307,640	205,109
Operating income	35,651	40,425	61,551	110,922
Interest and other expense, net	(4,263)	(3,051)	(13,249)	(10,612)
Income before provision for income taxes	31,388	37,374	48,302	100,310
Provision for income taxes	8,156	5,492	14,668	9,800
Net income	$23,232	$31,882	$33,634	$90,510

Net income per share - basic	$0.45	$0.63	$0.66	$1.79
Net income per share - diluted	$0.45	$0.62	$0.65	$1.77

Weighted average shares outstanding
Basic	51,094	50,789	51,024	50,634
Diluted	51,344	51,363	51,356	51,234

Comprehensive income	$23,419	$40,496	$33,832	$105,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	January 1, 2022	April 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$236,877	$192,305
Accounts receivable, less allowance of $2,382 at January 1, 2022 and $2,226 at April 3, 2021	154,980	127,555
Inventories, net	305,741	322,614
Prepaid expenses and other current assets	31,857	51,072
Total current assets	729,455	693,546
Property, plant and equipment, net	238,841	217,559
Intangible assets, less accumulated amortization of $362,637 at January 1, 2022 and $320,640 at April 3, 2021	323,951	365,483
Goodwill	468,199	466,444
Deferred tax asset	6,050	6,009
Other long-term assets	64,880	70,882
Total assets	$1,831,376	$1,819,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$144,064	$17,016
Accounts payable	51,175	50,293
Accrued payroll and related costs	39,046	47,600
Other liabilities	121,126	138,586
Total current liabilities	355,411	253,495
Long-term debt, net of current maturities	633,118	690,592
Deferred tax liability	26,132	43,825
Other long-term liabilities	85,940	100,341
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,111,046 shares at January 1, 2022 and 50,868,820 shares at April 3, 2021	511	509
Additional paid-in capital	566,963	602,727
Retained earnings	192,650	157,981
Accumulated other comprehensive loss	(29,349)	(29,547)
Total stockholders’ equity	730,775	731,670
Total liabilities and stockholders’ equity	$1,831,376	$1,819,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080
Exercise of stock options	28	1	1,069	—	—	1,070
Issuance of restricted stock, net of cancellations	19	—	—	—	—	—
Share-based compensation expense	—	—	5,979	—	—	5,979
Net income	—	—	—	14,856	—	14,856
Other comprehensive income	—	—	—	—	(436)	(436)
Balance, October 2, 2021	51,060	$511	$558,156	$169,418	$(29,536)	$698,549
Employee stock purchase plan	36	—	1,999	—	—	1,999
Exercise of stock options	12	—	353	—	—	353
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Share-based compensation expense	—	—	6,455	—	—	6,455
Net income	—	—	—	23,232	—	23,232
Other comprehensive income	—	—	—	—	187	187
Balance, January 1, 2022	51,111	$511	$566,963	$192,650	$(29,349)	$730,775

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	22	—	2,144	—	—	2,144
Exercise of stock options	28	1	1,192	—	—	1,193
Issuance of restricted stock, net of cancellations	298	3	(3)	—	—	—
Share-based compensation expense	—	—	6,167	—	—	6,167
Net income	—	—	—	10,527	—	10,527
Other comprehensive income	—	—	—	—	1,429	1,429
Balance, June 27, 2020	50,671	$507	$562,729	$89,039	$(43,706)	$608,569
Exercise of stock options	2	—	67	—	—	67
Issuance of restricted stock, net of cancellations	30	—	—	—	—	—
Share-based compensation expense	—	—	5,952	—	—	5,952
Net income	—	—	—	48,101	—	48,101
Other comprehensive income	—	—	—	—	5,234	5,234
Balance, September 26, 2020	50,703	$507	$568,748	$137,140	$(38,472)	$667,923
Employee stock purchase plan	22	—	1,868	—	—	1,868
Exercise of stock options	50	—	2,578	—	—	2,578
Issuance of restricted stock, net of cancellations	42	1	(1)	—	—	—
Share-based compensation expense	—	—	6,287	—	—	6,287
Net income	—	—	—	31,882	—	31,882
Other comprehensive income	—	—	—	—	8,614	8,614
Balance, December 26, 2020	50,817	$508	$579,480	$169,022	$(29,858)	$719,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	January 1, 2022	December 26, 2020
Cash Flows from Operating Activities:
Net income	$33,634	$90,510
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	72,934	62,377
Amortization of fair value inventory step-up	5,295	—
Impairment of assets	5,144	1,028
Share-based compensation expense	19,262	18,406
Amortization of deferred finance costs	2,608	425
(Benefit) provision for losses on inventory	(280)	3,779
Gains on divestitures and sale of assets	(9,603)	(32,613)
Deferred tax benefit	1,999	(3,953)
Contingent consideration expense	10,272	—
Other non-cash operating activities	1,103	89
Change in operating assets and liabilities:
Change in accounts receivable	(28,736)	18,588
Change in inventories	11,589	(33,728)
Change in prepaid income taxes	4,400	1,181
Change in other assets and other liabilities	(6,010)	2,687
Change in accounts payable and accrued expenses	(19,398)	(21,518)
Net cash provided by operating activities	104,213	107,258
Cash Flows from Investing Activities:
Capital expenditures	(61,394)	(25,408)
Acquisition	(2,500)	(16,606)
Proceeds from divestitures	10,642	44,587
Proceeds from sale of property, plant and equipment	1,419	1,085
Net cash (used in) provided by investing activities	(51,833)	3,658
Cash Flows from Financing Activities:
Net (decrease) in short-term loans	—	(60,000)
Repayment of term loan borrowings	(13,125)	(13,125)
Proceeds from employee stock purchase plan	4,210	4,012
Proceeds from exercise of stock options	1,923	3,838
Other	8	(32)
Net cash used in financing activities	(6,984)	(65,307)
Effect of exchange rates on cash and cash equivalents	(824)	6,082
Net Change in Cash and Cash Equivalents	44,572	51,691
Cash and Cash Equivalents at Beginning of Period	192,305	137,311
Cash and Cash Equivalents at End of Period	$236,877	$189,002
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$25,385	$5,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended January 1, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 2, 2022 or any other interim period. The Company has assessed its ability to continue as a going concern. As of January 1, 2022, the Company has concluded that substantial doubt about its ability to continue as a going concern does not exist. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the three and nine months ended January 1, 2022.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2019-12 — Income Taxes (Topic 740). The new guidance improves consistent application of and simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The Company adopted ASC Update No. 2019-12 effective April 4, 2021. The adoption did not have a material impact on the Company’s financial position or results of operations.

In August 2020, the FASB issued ASC Update No. 2020-06 — Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company early adopted ASC Update No. 2020-06 effective April 4, 2021 using the modified retrospective method, which resulted in a decrease of $61.2 million to additional paid-in capital, a decrease to non-current deferred tax liabilities of $20.0 million, and an increase of $80.3 million to non-current convertible notes, net, on the Condensed Consolidated Balance Sheets. Additionally, retained earnings was adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes no longer have a debt discount that will be amortized, net of taxes. The impact to retained earnings on the Condensed Consolidated Balance Sheets as of April 4, 2021 is an increase of $1.0 million.

In July 2021, the FASB issued ASC Update No. 2021-05 — Leases (Topic 842). The new guidance requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria of ASC 842 and the lessor would have otherwise recognized a day-one loss. The Company prospectively adopted ASC Update No. 2021-05 effective in the second quarter of fiscal year 2022. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During the first quarter of fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended January 1, 2022, the Company incurred $5.7 million and $20.2 million, respectively, of restructuring and restructuring related costs under this program. During the three and nine months ended December 26, 2020, the Company incurred $3.1 million and $11.1 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $47.2 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the nine months ended January 1, 2022, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 3, 2021	$575	$437	$1,012
Costs incurred, net of reversals	4,008	28	4,036
Payments	(1,988)	(33)	(2,021)
Balance at January 1, 2022	$2,595	$432	$3,027

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Cost of goods sold	$(187)	$(49)	$2,276	$218
Research and development	—	(2)	108	108
Selling, general and administrative expenses	108	(41)	1,652	574
	$(79)	$(92)	$4,036	$900

As of January 1, 2022, the Company had a restructuring liability of $3.0 million, of which $2.6 million is payable within the next twelve months.

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

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Plasma	$(192)	$(27)	$2,507	$454
Blood Center	—	66	3	240
Hospital	—	—	(91)	(18)
Corporate	113	(131)	1,617	224
Total	$(79)	$(92)	$4,036	$900

Restructuring related costs	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Plasma	$1,400	$431	$4,541	$1,235
Blood Center	24	518	554	1,024
Hospital	127	4	292	14
Corporate	4,210	2,282	10,827	8,410
Total	$5,761	$3,235	$16,214	$10,683

Total restructuring and restructuring related costs	$5,682	$3,143	$20,250	$11,583

4. ACQUISITIONS

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc. (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, which closed on March 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of Cardiva for total consideration of $489.8 million, which consisted of upfront payments in the aggregate of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. The contingent consideration, which could total a maximum of $35.0 million, is payable over the next two years based on sales growth. The Company financed the acquisition through a combination of cash, borrowings under its revolving credit facility and an additional $150.0 million term loan under its existing credit facility.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The accounting for income taxes remains preliminary, as the Company is finalizing additional information to complete its assessment. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of January 1, 2022, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are completed.

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

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $9.6 million for the fiscal year ending April 3, 2021. The Company incurred acquisition costs related to legal and other professional fees in the amount of $6.6 million and an additional $3.0 million of debt financing costs and lender fees which were recognized in selling, general and administrative and as interest expense on the unaudited Condensed Consolidated Statements of Income and Comprehensive Income, respectively.

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. During the nine months ended January 1, 2022, the Company made $2.5 million of milestone payments which were recorded within intangible assets on the Condensed Consolidated Balance Sheets. These products augment the Company’s portfolio of hemostasis analyzers within the Hospital business unit.

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

Acquisition-Related Costs

The amount of acquisition-related costs incurred associated with the acquisition was $0.2 million for the nine months ended December 26, 2020.

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

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three and nine months ended January 1, 2022, the Company reported income tax expense of $8.2 million and $14.7 million, respectively, representing effective tax rates of 26.0% and 30.4%, respectively. The effective tax rate for the nine months ended January 1, 2022 includes discrete tax expense relating to stock compensation shortfalls of $0.9 million, with no discrete tax expense relating to stock compensation shortfalls recorded in the three months ended January 1, 2022.

For the three and nine months ended December 26, 2020, the Company reported income tax expense of $5.5 million and $9.8 million, respectively, representing effective tax rates of 14.7% and 9.8%, respectively. The effective tax rates for the three and nine months ended December 26, 2020 included discrete tax benefits recognized from excess stock compensation deductions of $1.0 million and $5.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the nine months ended December 26, 2020, the Company sold its Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and its wholly-owned subsidiary, Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Basic EPS
Net income	$23,232	$31,882	$33,634	$90,510
Weighted average shares	51,094	50,789	51,024	50,634
Basic income per share	$0.45	$0.63	$0.66	$1.79
Diluted EPS
Net income	$23,232	$31,882	$33,634	$90,510
Basic weighted average shares	51,094	50,789	51,024	50,634
Net effect of common stock equivalents	250	574	332	600
Diluted weighted average shares	51,344	51,363	51,356	51,234
Diluted income per share	$0.45	$0.62	$0.65	$1.77

Basic earnings per share is calculated using the Company’s weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and nine months ended January 1, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million anti-dilutive shares. For the three and nine months ended December 26, 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million and 0.6 million anti-dilutive shares, respectively.

8. REVENUE

The Company’s revenue recognition policy is to recognize revenues from product sales, software and services in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration it expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

As of January 1, 2022, the Company had $23.4 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 74% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of January 1, 2022 and April 3, 2021, the Company had contract assets of $5.5 million and $4.8 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of January 1, 2022 and April 3, 2021, the Company had contract liabilities of $24.4 million and $20.9 million, respectively. During the three and nine months ended January 1, 2022, the Company recognized $4.0 million and $17.2 million of revenue, respectively, that was included in the above April 3, 2021 contract liability balance.

9. INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of material, labor and manufacturing overhead. Cost is determined using the first-in, first-out method.

(In thousands)	January 1, 2022	April 3, 2021
Raw materials	$89,503	$74,910
Work-in-process	18,281	23,111
Finished goods	197,957	224,593
Total inventories	$305,741	$322,614

10. LEASES

Lessee Activity

During fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. The Company’s current manufacturing operations in Leetsdale, PA will be relocated to the Clinton, PA facility. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement which was received during fiscal 2021.

Lessor Activity

Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents less than 3 percent of the Company’s total net sales.

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

During the third quarter of fiscal 2022, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of January 1, 2022 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

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

As of January 1, 2022, the $500.0 million principal balance was netted down by $11.2 million of deferred financing costs.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, as amended from time to time, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company’s leverage ratio. Under the Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At January 1, 2022, $288.8 million was outstanding under the Term Loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the Revolving Credit Facility. The Company also has $24.7 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of January 1, 2022.

The Company has required scheduled principal payments of $4.4 million during the remainder of fiscal 2022, $214.4 million during fiscal 2023 and $70.0 million during the first quarter of fiscal 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the Credit Facilities as well as all other bank covenants as of January 1, 2022.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended January 1, 2022, 35.6% and 36.8%, respectively, of the Company’s sales were generated outside the U.S., generally in foreign currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, Canadian Dollar and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of January 1, 2022 and April 3, 2021 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $39.1 million as of January 1, 2022 and $56.0 million as of April 3, 2021. At January 1, 2022, a gain of $0.4 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of January 1, 2022 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $47.6 million as of January 1, 2022 and $95.6 million as of April 3, 2021.

Interest Rate Swaps

On June 15, 2018, the Company entered into Credit Facilities which provided for a $350.0 million Term Loan and a $350.0 million Revolving Credit Facility. Under the terms of the Credit Facilities, interest is established using LIBOR plus 1.13% - 1.75%. As a result, the Company’s earnings and cash flows are exposed to interest rate risk from changes to LIBOR. Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the nine months ended January 1, 2022, a gain of $4.9 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The Company’s allowance for credit losses is maintained for trade accounts receivable based on the expected collectability, the historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. Effective March 29, 2020, the Company adopted Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) which requires consideration of events or circumstances indicating historic collection rates may not be indicative of future collectability. For example, potential adverse changes to customer liquidity from new macroeconomic events such as the COVID-19 pandemic must be taken into consideration. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns as a result of the pandemic.

The following is a rollforward of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Beginning balance	$2,701	$2,699	$2,226	$3,824
Credit (gain) loss	(305)	(95)	226	(838)
Write-offs	(14)	(79)	(70)	(461)
Ending balance	$2,382	$2,525	$2,382	$2,525

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended January 1, 2022:

(In thousands)	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain (Loss) Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$351	$1,520	Net revenues, COGS and SG&A	$(931)	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$1,004	Interest and other expense, net
Designated interest rate swaps, net of tax	$1,488	$(3,367)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of January 1, 2022 or April 3, 2021. As of January 1, 2022, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of January 1, 2022, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of January 1, 2022 and April 3, 2021:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		January 1, 2022	April 3, 2021
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,597	$2,061
Non-designated foreign currency hedge contracts	Other current assets	127	104
		$1,724	$2,165
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$84	$454
Non-designated foreign currency hedge contracts	Other current liabilities	82	349
Designated interest rate swaps	Other current liabilities	4,466	5,550
Designated interest rate swaps	Other long-term liabilities	622	4,301
		$5,254	$10,654

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

The Company’s money market funds carried at fair value are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of January 1, 2022 and April 3, 2021.

	As of January 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$93,192	$—	$—	$93,192
Designated foreign currency hedge contracts	—	1,597	—	1,597
Non-designated foreign currency hedge contracts	—	127	—	127
	$93,192	$1,724	$—	$94,916
Liabilities
Designated foreign currency hedge contracts	$—	$84	$—	$84
Non-designated foreign currency hedge contracts	—	82	—	82
Designated interest rate swaps	—	5,088	—	5,088
Contingent consideration	—	—	38,377	38,377
	$—	$5,254	$38,377	$43,631

	As of April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$49,699	$—	$—	$49,699
Designated foreign currency hedge contracts	—	2,061	—	2,061
Non-designated foreign currency hedge contracts	—	104	—	104
	$49,699	$2,165	$—	$51,864
Liabilities
Designated foreign currency hedge contracts	$—	$454	$—	$454
Non-designated foreign currency hedge contracts	—	349	—	349
Designated interest rate swaps	—	9,851	—	9,851
Contingent Consideration	—	—	28,733	28,733
	$—	$10,654	$28,733	$39,387

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

	Fair Value at	Valuation	Unobservable
(In thousands)	January 1, 2022	Technique	Input	Range
Revenue-based payments	$35,000	Discounted cash flow	Discount rate	2.2%
			Projected year of payment	2022
Revenue-based payments	$1,717	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2022 - 2023
Regulatory-based payment	$1,660	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected year of payment	2022 - 2023

As of January 1, 2022, the remaining maximum potential contingent consideration that the Company could be required to pay is $39.1 million. During the nine months ended January 1, 2022, the Company increased the fair value of the contingent consideration related to the acquisition of Cardiva by $10.7 million, which was recorded as selling, general and administrative expenses within the unaudited Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of contingent consideration associated with acquisitions was $38.4 million at January 1, 2022. As of January 1, 2022, $36.2 million was included in other liabilities and $2.2 million was included in other long-term liabilities on the condensed consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 3, 2021	$28,733
Change in fair value	10,272
Payments	(367)
Currency translation	(261)
Balance at January 1, 2022	$38,377

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of January 1, 2022 was $421.4 million, which was determined by using the market price on the last trading day of the reporting period.

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

14. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company’s reporting structure aligns with its operating structure of three global business units and the information that is regularly reviewed by the Company’s chief operating decision maker.

The Company’s reportable segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include integration and transaction costs, deal amortization, restructuring and restructuring related costs, impairments, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains and losses on dispositions and sale of assets. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company’s net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenues
Plasma	$96,692	$102,154	$250,499	$249,587
Blood Center	74,527	80,417	221,522	234,446
Hospital	82,100	52,334	235,609	148,927
Net revenues by business unit	253,319	234,905	707,630	632,960
Service (1)	5,436	4,972	15,655	15,396
Effect of exchange rates	1,014	494	4,909	(2,922)
Net revenues	$259,769	$240,371	$728,194	$645,434
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Segment operating income
Plasma	$51,405	$52,673	$128,964	$129,846
Blood Center	34,561	36,424	103,043	108,926
Hospital	35,072	22,430	97,898	61,672
Segment operating income	121,038	111,527	329,905	300,444
Corporate expenses (1)	(68,013)	(63,202)	(204,930)	(185,005)
Effect of exchange rates	5,807	4,286	15,553	8,644
Integration and transaction costs	(1,860)	—	(19,218)	(3,063)
Deal amortization	(12,151)	(7,805)	(35,930)	(24,204)
Restructuring and restructuring related costs	(5,682)	(3,143)	(20,250)	(11,583)
Impairment of assets and PCS2 related charges	(897)	(1,146)	(4,790)	(4,228)
MDR and IVDR costs	(2,453)	(1,207)	(7,171)	(2,696)
Litigation-related charges	(138)	—	(1,221)	—
Gains on divestitures and sale of assets	—	1,115	9,603	32,613
Operating income	$35,651	$40,425	$61,551	$110,922
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

Net revenues by product line are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Plasma products and services	$116,347	$123,510	$308,931	$309,933
Blood Center products and services	59,440	62,787	177,118	182,687
Hospital products and services	83,982	54,074	242,145	152,814
Net revenues	$259,769	$240,371	$728,194	$645,434

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
United States	$167,270	$147,607	$460,404	$382,600
Japan	19,916	20,854	55,949	57,330
Europe	41,540	41,874	126,055	123,541
Asia	30,434	29,050	83,157	77,602
Other	609	986	2,629	4,361
Net revenues	$259,769	$240,371	$728,194	$645,434

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
Other comprehensive income (loss) before reclassifications(1)	(3,488)	—	1,839	(1,649)
Amounts reclassified from Accumulated Other Comprehensive Income(1)	—	—	1,847	1,847
Net current period other comprehensive income (loss)	(3,488)	—	3,686	198
Balance as of January 1, 2022	$(25,016)	$(560)	$(3,773)	$(29,349)
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

Recent Developments

Operational Excellence Program

During the second quarter of fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended January 1, 2022, the Company incurred $5.7 million and $20.2 million, respectively, of restructuring and restructuring related costs under this program. During the three and nine months ended December 26, 2020, the Company incurred $3.1 million and $11.1 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $47.2 million as of January 1, 2022.

CSL Contract Loss

In April 2021, CSL Plasma, Ltd. informed Haemonetics of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits (the “Supply Agreement”) following the expiration of the current term of the Supply Agreement in June 2022. In fiscal year 2021, revenue under this Supply Agreement was $88.6 million, or 10.2% of total revenue. As a result of this anticipated contract loss, we recorded a $20.9 million one-time asset impairment charge relating to disposables manufacturing equipment and $5.0 million of additional expenses in the fourth quarter of fiscal 2021. In the first quarter of fiscal 2022, we incurred an additional $2.8 million of accelerated depreciation expense relating to disposables manufacturing equipment that is no longer in use. During the third quarter of fiscal 2022, we amended the Supply Agreement to allow CSL to continue to use our PCS2 devices and purchase disposables through December 2023. The extension provides CSL the ability to utilize our devices and disposables in their collection centers on a non-exclusive basis, and we are working with them to quantify their volume requirements over the life of the agreement.

COVID-19

We continue to closely manage the impacts of the COVID-19 pandemic on our business, results of operations and financial condition. The progression of the COVID-19 pandemic during fiscal 2022 has significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

Our priorities continue to be the safety of our employees and business continuity while continuing to invest in growth opportunities. Our manufacturing and supply chain remain operational without significant disruptions and we continue to operate in all of our markets.

Although the pace and timing of the recovery is uncertain, we remain confident in the long term strength of the end markets that we serve across our three business units. For additional information regarding the expected impacts to our business units and the various risks posed by the COVID-19 pandemic, refer to Results of Operations within the MD&A contained in this Quarterly Report on Form 10-Q and Risk Factors contained in Item 1A of the Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	January 1, 2022	December 26, 2020	% Increase/ (Decrease)	January 1, 2022	December 26, 2020	% Increase/ (Decrease)
Net revenues	$259,769	$240,371	8.1%	$728,194	$645,434	12.8%
Gross profit	$138,565	$120,257	15.2%	$369,191	$316,031	16.8%
% of net revenues	53.3%	50.0%		50.7%	49.0%
Operating expenses	$102,914	$79,832	28.9%	$307,640	$205,109	50.0%
Operating income	$35,651	$40,425	(11.8)%	$61,551	$110,922	(44.5)%
% of net revenues	13.7%	16.8%		8.5%	17.2%
Interest and other expense, net	$(4,263)	$(3,051)	39.7%	$(13,249)	$(10,612)	24.8%
Income before provision for income taxes	$31,388	$37,374	(16.0)%	$48,302	$100,310	(51.8)%
Provision for income taxes	$8,156	$5,492	48.5%	$14,668	$9,800	49.7%
% of pre-tax income	26.0%	14.7%		30.4%	9.8%
Net income	$23,232	$31,882	(27.1)%	$33,634	$90,510	(62.8)%
% of net revenues	8.9%	13.3%		4.6%	14.0%
Net income per share - basic	$0.45	$0.63	(28.6)%	$0.66	$1.79	(63.1)%
Net income per share - diluted	$0.45	$0.62	(27.4)%	$0.65	$1.77	(63.3)%

Net revenues increased 8.1% and 12.8% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, net revenues increased 7.9% and 11.6% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Revenue increases in Hospital, primarily Vascular Closure, drove the overall increase in revenue during the three and nine months ended January 1, 2022.

Operating income decreased 11.8% and 44.5% during the three and nine months ended January 1, 2022, respectively, as compared with the same period of fiscal 2021, primarily due to increased spend related to the acquisition of Cardiva Medical, Inc. (“Cardiva”), including higher transaction and integration costs as well as increased intangible amortization expense, an increase in the fair value of contingent consideration and increased freight costs. During the nine months ended January 1, 2022, costs driven by the amortization of the fair value inventory step-up related to Cardiva, asset impairments and gains on divestitures during the prior period also contributed to the decrease. The decrease during the three and nine months ended January 1, 2022, was partially offset by favorable volumes and product mix and productivity savings from the 2020 Program.

Management’s Use of Non-GAAP Measures

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	January 1, 2022	December 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
United States	$167,270	$147,607	13.3%	—%	13.3%
International	92,499	92,764	(0.3)%	0.6%	(0.9)%
Net revenues	$259,769	$240,371	8.1%	0.2%	7.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

	Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
United States	$460,404	$382,600	20.3%	—%	20.3%
International	267,790	262,834	1.9%	3.0%	(1.1)%
Net revenues	$728,194	$645,434	12.8%	1.2%	11.6%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. During the three and nine months ended January 1, 2022 our revenue generated outside the U.S. was 35.6% and 36.8%, respectively, of total net revenues, as compared with 38.6% and 40.7% during the three and nine months ended December 26, 2020, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	January 1, 2022	December 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$96,460	$101,934	(5.4)%	(0.1)%	(5.3)%
Blood Center	75,692	80,920	(6.5)%	0.8%	(7.3)%
Hospital (2)	82,273	52,651	56.3%	(0.6)%	56.9%
Service	5,344	4,866	9.8%	0.5%	9.3%
Net revenues	$259,769	$240,371	8.1%	0.2%	7.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $33.5 million and $28.5 million during the three months ended January 1, 2022 and December 26, 2020, respectively. Hemostasis Management revenue increased 17.5% in the third quarter of fiscal 2022, as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 18.4% in the third quarter of fiscal 2022, as compared with the same period of fiscal 2021. Hospital revenue also includes Vascular Closure revenue of $24.3 million for the three months ended January 1, 2022.

	Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$250,244	$248,553	0.7%	0.3%	0.4%
Blood Center	225,379	233,622	(3.5)%	2.0%	(5.5)%
Hospital (2)	237,074	148,468	59.7%	1.5%	58.2%
Service	15,497	14,791	4.8%	3.1%	1.7%
Net revenues	$728,194	$645,434	12.8%	1.2%	11.6%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $97.2 million and $78.5 million during the nine months ended January 1, 2022 and December 26, 2020, respectively. Hemostasis Management revenue increased 23.8% in the first nine months of fiscal 2022, as compared with the same period of fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 23.2% in the first nine months of fiscal 2022, as compared with the same period of fiscal 2021. Hospital revenue also includes Vascular Closure revenue of $66.8 million for the nine months ended January 1, 2022.

Plasma

Plasma revenue decreased 5.4% and increased 0.7% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Plasma revenue decreased 5.3% and increased 0.4% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. The decrease during the three months ended January 1, 2022, as compared with the same period of fiscal 2021 was primarily driven by a decline in plasma liquid solutions and a large stocking order in the prior period. The increase during the nine months ended January 1, 2022 was primarily driven by increase in volume of plasma disposables and increase in software revenue, partially offset by pricing adjustments and declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business.

Although we continue to experience the negative impact of COVID-19 on our business, we believe the impacts on plasma collection are temporary and anticipate volumes to recover to pre-pandemic levels. However, the exact timing of the recovery remains uncertain and is expected to occur after the end of fiscal 2022. We remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue.

In early April 2021, CSL Plasma, Ltd. informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits following the expiration of the current term of the Supply Agreement in June 2022. In fiscal 2021, revenue under this Supply Agreement was $88.6 million. During the third quarter of fiscal 2022, we amended the Supply Agreement to allow CSL to continue to use our PCS2 devices and purchase disposables through December 2023. The extension provides CSL the ability to utilize our devices and disposables in their collection centers on a non-exclusive basis, and we are working with them to quantify their volume requirements over the life of the agreement.

Blood Center

Blood Center revenue decreased 6.5% and 3.5% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Blood Center revenue decreased 7.3% and 5.5% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. The decrease during the three and nine months ended January 1, 2022 as compared with the same periods of fiscal 2021 was primarily driven by continued declines in whole blood disposables and the impact of previously discontinued customer contracts in North America as well as an apheresis stocking order in the prior year period. The divestiture of certain blood donor management software solution assets in fiscal 2021 also contributed to the decline during the nine months ended January 1, 2022, as compared with the same period of fiscal 2021.

We have not yet experienced the reversal of the large stocking orders made by distributors and blood collectors during the first quarter of fiscal 2021 in response to the COVID-19 pandemic. The timing and magnitude of potential reversals in the future periods is likely to occur over an extended period of time as customers’ risk aversion returns to normal along with safety stock levels.

Hospital

Hospital revenue increased 56.3% and 59.7% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, Hospital revenue increased 56.9% and 58.2% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. The increase during the three and nine months ended January 1, 2022 was primarily attributable to Vascular Closure revenue resulting from the acquisition of Cardiva and an increase in TEG disposables revenue in the U.S. The increase during the nine months ended January 1, 2022 also reflected the impact of the COVID-19 pandemic on the prior year period, partially offset by the divestiture of certain blood bank and hospital software solution assets during the same period of fiscal 2021. We believe that the demand for our hospital products is inherently strong and that procedure volumes will continue to improve with a return to normal levels.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	% Increase	January 1, 2022	December 26, 2020	% Increase
Gross profit	$138,565	$120,257	15.2%	$369,191	$316,031	16.8%
% of net revenues	53.3%	50.0%		50.7%	49.0%

Gross profit increased 15.2% and 16.8% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, gross profit increased 14.4% and 14.3% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. The increase during the three and nine months ended January 1, 2022 was primarily driven by the addition of Vascular Closure, favorable volumes and product mix, lower expenses related to the COVID-19 pandemic, currency translation, and productivity savings from the 2020 Program. The increase was partially offset by recent divestitures in fiscal 2021 and inflationary pressures and higher freight costs in our global supply chain. The increase during the nine months ended January 1, 2022 was also partially offset by pricing adjustments, the amortization of the fair value inventory step-up related to the acquisition of Cardiva and asset impairments.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020	% Increase	January 1, 2022	December 26, 2020	% Increase/ (Decrease)
Research and development	$10,037	$7,501	33.8%	$33,591	$22,014	52.6%
% of net revenues	3.9%	3.1%		4.6%	3.4%
Selling, general and administrative	$80,726	$65,641	23.0%	$247,722	$191,504	29.4%
% of net revenues	31.1%	27.3%		34.0%	29.7%
Amortization of intangible assets	$12,151	$7,805	55.7%	$35,930	$24,204	48.4%
% of net revenues	4.7%	3.2%		4.9%	3.8%
Gains on divestitures and sale of assets	$—	$(1,115)	n/m	$(9,603)	$(32,613)	(70.6)%
% of net revenues	—%	(0.5)%		(1.3)%	(5.1)%
Total operating expenses	$102,914	$79,832	28.9%	$307,640	$205,109	50.0%
% of net revenues	39.6%	33.2%		42.2%	31.8%

Research and Development

Research and development expenses increased 33.8% and 52.6% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, research and development expenses increased 33.4% and 51.5% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. These increases were primarily due to increased spend related to investments in our Hospital Business unit, primarily driven by Vascular Closure, as well as costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”) requirements. The increase during the three and nine months ended January 1, 2022, was partially offset by cost savings related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses increased 23.0% and 29.4% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effect of foreign exchange, selling, general, and administrative expenses increased 23.1% and 27.9% during the three and nine months ended January 1, 2022, respectively, as compared with the same period of fiscal 2021. The increase during three and nine months ended January 1, 2022 was primarily due to spend related to the acquisition of Cardiva, including the increase in the fair value of contingent consideration. Higher freight costs also contributed to these increases, which were partially offset by cost savings related to the 2020 Program.

Amortization of Intangible Assets

We recognized amortization expense of $12.2 million and $35.9 million during the three and nine months ended January 1, 2022, respectively and $7.8 million and $24.2 million during the three and nine months ended December 26, 2020, respectively. The increase was primarily driven by an increase in intangible assets resulting from recent acquisitions.

Gains on Divestitures

We recognized gains on divestitures of $9.6 million during the nine months ended January 1, 2022. We recognized gains on divestitures of $1.1 million and $32.6 million during the three and nine months ended December 26, 2020, respectively. Refer to Note 5, Divestitures, to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information pertaining to these divestitures.

Interest and Other Expense, Net

Interest and other expenses increased 39.7% and 24.8% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. Without the effects of foreign exchange, interest and other expenses increased 40.6% and 24.0% during the three and nine months ended January 1, 2022, respectively, as compared with the same periods of fiscal 2021. The increase during the three and nine months ended January 1, 2022 was primarily driven by realized losses due to foreign currency and the amortization of deferred financing fees associated with our March 2021 issuance of $500 million in aggregate principal amount of 0% convertible senior notes, partially offset by a reduction in interest expense from borrowings under our $350.0 million term loan and $350.0 million revolving loan due to lower borrowings. The effective interest rate on our term loan and revolving loan as of January 1, 2022 was 1.9%.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and nine months ended January 1, 2022, we reported income tax expense of $8.2 million and $14.7 million, respectively, representing effective tax rates of 26.0% and 30.4%, respectively. The effective tax rate for the nine months ended January 1, 2022 includes discrete tax expense relating to stock compensation shortfalls of $0.9 million, with no discrete tax expense relating to stock compensation shortfalls recorded in the three months ended January 1, 2022.

For the three and nine months ended December 26, 2020, we reported income tax expense of $5.5 million and $9.8 million, respectively, representing effective tax rates of 14.7% and 9.8%, respectively. The effective tax rates for the three and nine months ended December 26, 2020 include discrete tax benefits recognized from excess stock compensation deductions of $1.0 million and $5.1 million, respectively. The effective tax rates were also impacted by the jurisdictional mix of earnings including divestiture transactions. During the three and nine months ended December 26, 2020, the Company sold its Fajardo, Puerto Rico manufacturing operations, certain U.S. blood donor management software solution assets, and its wholly-owned subsidiary Inlog Holdings France SAS. The tax expense on divestitures, including the associated valuation allowance impacts, were included in the computation of the annual effective tax rate.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	January 1, 2022	April 3, 2021
Cash & cash equivalents	$236,877	$192,305
Working capital	$374,044	$440,051
Current ratio	2.1	2.7
Net debt(1)	$(540,305)	$(515,303)
Days sales outstanding (DSO)	54	51
Inventory turnover	1.3	1.2
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line that expires in the first quarter of fiscal 2024 and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including the build out of our new manufacturing facility in Clinton, PA, cash payments under our credit agreement and restructuring initiatives.

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of January 1, 2022.

As of January 1, 2022, we had $236.9 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “Credit Facilities”). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. The Company and its lenders agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

As of January 1, 2022, $288.8 million was outstanding under the term loan with an effective interest rate of 1.9%. There were no borrowings outstanding on the revolving loan. We also had $24.7 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of January 1, 2022.

The Company has scheduled principal payments of $4.4 million and $214.4 million required during the remainder of fiscal 2022 and during fiscal 2023, respectively. The Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of January 1, 2022.

During the second quarter of fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and nine months ended January 1, 2022, we incurred $5.7 million and $20.2 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Nine Months Ended
(In thousands)	January 1, 2022	December 26, 2020
Net cash provided by (used in):
Operating activities	$104,213	$107,258
Investing activities	(51,833)	3,658
Financing activities	(6,984)	(65,307)
Effect of exchange rate changes on cash and cash equivalents(1)	(824)	6,082
Net change in cash and cash equivalents	$44,572	$51,691
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $3.0 million during the nine months ended January 1, 2022, as compared with the nine months ended December 26, 2020. The decrease in cash provided by operating activities was primarily the result of higher working capital due to lower collections of accounts receivable, partially offset by an increase in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior period.

Net cash used in investing activities increased by $55.5 million during the nine months ended January 1, 2022, as compared with the nine months ended December 26, 2020. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures in the current year and lower proceeds received from various divestitures during fiscal 2021 as compared to fiscal 2022, partially offset by decreased acquisition spend.

Net cash used in financing activities increased by $58.3 million during the nine months ended January 1, 2022, as compared with the nine months ended December 26, 2020, primarily due to a repayment of the revolving credit facility in fiscal 2021.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during the nine months ended January 1, 2022. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue into fiscal 2023. Historically, we have been able to mitigate the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products.

Foreign Exchange

During the three and nine months ended January 1, 2022, 35.6% and 36.8%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of the Company’s control. Investors should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, the Company’s actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.

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

•Security breaches of our information technology systems or our products, which could impair our ability to conduct business or compromise sensitive information of the Company or its customers, suppliers and other business partners, or of customers’ patients;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. In the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.2 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $3.5 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of January 1, 2022 was $288.8 million with an interest rate of 1.9% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.9 million. On August 21, 2018, we entered into two interest rate swap agreements to effectively convert $241.9 million of borrowings under our Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of January 1, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of January 1, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1*	Fourteenth Amendment to lease dated July 17, 1990, made as of November 11, 2021 by and between Buncher Company and the Company for property located in Leetsdale, Pennsylvania (1).

10.2*	CFO Retention and Transition Agreement, dated as of November 8, 2021, by and between the Company and William P. Burke (2).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of William Burke, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended January 1, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

(2)	Agreement, plan or arrangement related to the compensation of officers or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
February 8, 2022	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2022	By:	/s/ William Burke
William Burke, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)