Form 10-K
period 2022-04-02
HAEMONETICS CORP
filed 2022-05-25
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of October 2, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $3,658,462,992 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 20, 2022 was 51,277,177.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on August 5, 2022 are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Haemonetics.

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Transfusion Management and Cell Salvage products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices. Financial information concerning these segments is provided in Note 18 to our audited consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

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

One of the distinguishing features of the source plasma market is the method of collection. There are three primary ways to collect plasma. The first is to collect it from whole blood donations. When whole blood is processed, plasma can be separated at the same time as red cells and platelets and stored for future use. The second is as part of an apheresis procedure that also collects another blood component. These two methods are mainly used by blood centers to collect plasma for transfusions. The third method is a dedicated apheresis procedure that only collects plasma and returns the other blood components to the donor. This third method is almost exclusively used for source plasma collection.

Our Plasma business unit focuses on the collection of source plasma by pharmaceutical manufacturers using apheresis devices that only collect plasma and software solutions that support the efficient operation of dedicated source plasma collection centers. Our Blood Center business supports the collection of plasma for blood collectors, such as the American Red Cross, using both whole blood collections sets and multi-component apheresis collection devices.

Over the last 20 years, the collection of source plasma has increasingly been performed by vertically integrated biopharmaceutical companies such as CSL Limited (together with its affiliates, “CSL”), Grifols S.A. (together with its affiliates, “Grifols”), Octapharma AG and Takeda's BioLife Plasma subsidiary. With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation through fractionation to the production of the final product.

Demand for source plasma has continued to grow because of an expanding end user market for plasma-derived biopharmaceuticals. In particular, therapies that require a significant quantity of plasma to create have fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. The U.S. has regulations that are significantly more favorable relative to other markets for plasma collectors. The frequency with which a donor may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all optimal in the U.S., leading to approximately 70% of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought changes to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation, and remuneration but achievements have been limited and no significant short-term changes are foreseen in the prevalence of U.S. collections.
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

Today, nearly all source plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® and PCS2® plasmapheresis equipment, related disposables and intravenous solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system and Donor360® app, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure quality and compliance business process support, react quickly to business changes and implement opportunities to reduce costs.

With our PCS brand, we have provided an automated platform dedicated to the collection of plasma for over 20 years. In fiscal 2018, we began transitioning customers from our PCS2 equipment to NexSys PCS.

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

The NexSys PCS capabilities enable collections with higher plasma yields. Our YESTM technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received FDA 510(k) clearance for our NexSys PCS with Persona® technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor's body composition, including an additional 9-12% plasma yield. The new, proprietary Persona technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting the plasma industry. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
We have entered into long-term commercial contracts and are continuing the rollout and support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.
Our Plasma business unit represented 35.4%, 38.2% and 46.4% of our total revenue in fiscal 2022, 2021 and 2020, respectively.
•Blood Center

Our Blood Center business offers a range of solutions that improve donor collection centers' ability to collect and filter blood and separate blood components. We continue to look for solutions to help our customers improve donor safety and control costs through the existing product portfolio. Our products and technologies help donor collection centers optimize blood collection capabilities and donor processing management.
Blood Center Market — There are millions of blood donations throughout the world every year that produce blood products for transfusion to surgical, trauma or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition. Platelet therapy is frequently used to alleviate the effects of chemotherapy and to help patients with bleeding disorders. Red cells are often transfused to patients to replace blood lost during surgery and transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to replace blood volume in trauma victims and surgical patients.
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
Our Blood Center business unit represented 30.1%, 35.3% and 32.1% of our total revenue in fiscal 2022, 2021 and 2020, respectively.
•Hospital
Hospitals are called upon to provide the highest standard of patient care while at the same time reduce operating costs. Haemonetics' Hospital business has four product lines: Hemostasis Management, Vascular Closure, Transfusion Management and Cell Salvage. Vascular Closure became a product line during fiscal 2021 as a result of the March 2021 acquisition of Cardiva Medical, Inc. (“Cardiva”), a market leader in vascular closure devices. Each product line has a leading market position and a mission of helping hospitals and clinicians provide the highest standard of patient care while at the same time reducing operating and procedural costs and helping decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

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

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. We received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the current indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The ClotPro system received CE mark clearance and is currently available in select European and Asia Pacific markets. The HAS-100 device is currently commercialized in China.

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

During fiscal 2022, the VASCADE MVP Venous Vascular Closure System became the first and only vascular closure device to receive FDA indication for same-day discharge following atrial fibrillation ablation.
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
Our Hospital business unit represented 32.5%, 24.2% and 19.6% of our total revenue in fiscal 2022, 2021 and 2020, respectively.

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

In fiscal 2022, research and development resources were allocated to support innovation across our product portfolio. In October 2020, we announced FDA clearance for our NexSys PCS® with Persona® technology. In April 2020, we also announced the commercial availability of the next generation of SafeTrace Tx Transfusion Management Software in the United Kingdom. This software version features significant improvements to the user experience and workflow efficiency. Additionally, we have continued to make investments related to our next generation plasma collection and software systems, the European Medical Device Regulation and In Vitro Diagnostic Regulation, our Hemostasis Management product line, and our recent product acquisitions in Hospital.

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

Our primary consumable manufacturing operations are located in North America and Malaysia. Contract manufacturers also supply component sets and liquid solutions according to our specifications and manufacture in Japan, Singapore, Thailand and the Philippines. Our capital equipment is principally manufactured in Malaysia, Australia and the U.S.

Plastics and other petroleum-based products are the principal components of our disposable products and can be affected by oil and gas prices. Contracts with our suppliers help to mitigate some of the short term effects of price volatility in this market. However, increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials.

Intellectual Property

We consider our intellectual property rights to be important to our business. We rely on a combination of patent, trademark, copyright and trade secret laws, as well as provisions in our agreements with third parties, to protect our intellectual property rights.

We hold numerous patents in the United States and have applied for numerous additional U.S. patents relating to our products and related technologies. We also own or have applied for corresponding patents in selected foreign countries. These patents cover certain elements of our products and processes, including protocols employed in our equipment and aspects of certain of our disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license to others. Certain patents may also be defensive in that they are directed to technologies not currently embodied in our current products. We also may license patent rights from third parties that cover technologies that we use or plan to use in our business.

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
•Plasma

In the automated plasma collection market, we principally compete with Fresenius' Fenwal Aurora and Aurora Xi product lines and Terumo BCT's Rika device on the basis of speed, plasma yield per donation, quality, reliability, ease of use, services and technical features of the collection systems and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers of a product that is intended to be similar to ours. Recently, those competitors have expanded to markets beyond China, including European and South American countries. In the field of plasma related software, MAK Systems is the primary competitor along with applications developed internally by our customers.
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

Significant Customers

In fiscal 2022, 2021 and 2020, our ten largest customers accounted for approximately 45%, 49% and 54% of our net revenues, respectively. In fiscal 2022, one Plasma customer, CSL, was greater than 10% of total net revenue and in total accounted for approximately 12% of net revenues. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment's net revenues and one customer accounted for greater than 10% of the Blood Center segment's net revenue, but did not exceed 10% of total net revenues, in fiscal 2022.

Government Regulation

Due to the variety of products that we manufacture, we and our products are subject to a wide range of regulations from numerous government agencies, including the FDA, and similar agencies outside the U.S. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products.

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

Requirements Outside the U.S.

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. For example, the EU has adopted the EU Medical Device Regulation (the "EU MDR") and the EU In Vitro Diagnostic Regulation (the "EU IVDR"), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and postmarket surveillance, than the medical device directives they replace. The EU MDR became fully applicable as of May 26, 2021, and the EU IVDR is fully applicable as of May 26, 2022. There is a transition period for devices with a notified body certificate with an expiry date after the date of full application. However, a new EU certificate under the applicable Regulations must be obtained before that expiry date if there is to be no interruption in manufacturing and supply of devices to the market. There are nevertheless a number of provisions that need to be complied with from the date of application, including updating the postmarket surveillance process, appointing an importer for the EU, appointing a person responsible for regulatory compliance, and updating economic operator agreements. Complying with the requirements of these regulations has and will continue to require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Regulatory requirements in other jurisdictions also continue to become more stringent, increasing regulatory requirements to register and maintain products in these markets.

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

In addition, the Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report information to the federal government on certain payments or transfers of value that they make to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers are also required to collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse-midwives for reporting. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Environmental Matters

Failure to comply with international, federal and local environmental protection laws or regulations could have an adverse impact on our business or could require material capital expenditures. We continue to monitor changes in U.S. and international environmental regulations and emerging industry expectations that may present a significant risk to the business, including laws or regulations relating to the manufacture or sale of products using plastics and evolving customer expectations with respect to environmental stewardship.

Human Capital

Our employees are the foundation of our organization, each with their own talents, backgrounds and abilities. As of April 2, 2022, we employed the full-time equivalent of 2,821 persons. Approximately 78% of our employees are located in North America and the remaining 22% are located across 19 other countries.

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

◦Continuous improvement training for employees in functions that can best leverage and utilize process improvement practices;

◦Best-in-class learning management system and dynamic content libraries aimed to meet the individual needs of employees’ current roles as well as future goals and aspirations; and

◦Tuition reimbursement to support degree programs and certifications.

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

•Health and Safety. As a Company, we are also committed to making our workplaces safe and secure. This includes eliminating unsafe work practices and workplace injuries and illnesses and promoting the health, safety and well-being of all employees, contractors and visitors. Important objectives in achieving our vision include: creating a positive safety culture, maintaining an effective safety management system and reducing risk in the workplace. Our response to the COVID-19 pandemic has focused on business continuity and the safety of our employees. This includes prioritizing employee safety with remote work for employees in our administrative functions, implementing extensive cleaning and sanitation processes for all Haemonetics facilities, and instituting various safety protocols to limit exposure for our manufacturing and customer facing employees, including field service and sales teams, to ensure supplies and support for our customers. We have also instituted protocols to ensure compliance with vaccine mandates applicable to our employees. Beginning in March 2022, we executed plans to return employees to offices in jurisdictions where safe and feasible and introduced a new hybrid work model for administrative functions in the U.S. and certain other jurisdictions.

•Diversity, Equity and Inclusion. The diversity of our teams and their ideas helps build our collaborative, performance driven culture. We understand the value that each individual brings to our workplace, and we are committed to providing an inclusive environment where every individual has the opportunity to thrive. Additionally, we encourage colleagues with shared interests and affinities to connect and learn from one another. For example, in 2020 we formed the Women’s Initiative Network under the sponsorship of executive leaders that meets regularly, provides development opportunities and participates in external networking events.

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

•The effect of the ongoing COVID-19 pandemic, or outbreaks of communicable diseases, on our business, financial conditions and results of operations, including the time it will take for vaccines to be broadly distributed and administered worldwide, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and its variants and mitigating the economic effects of the pandemic, including inflationary pressures and higher freight costs in our global supply chain;

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

•Our ability to retain and attract key personnel;

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

•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, divestitures or other strategic investments by the Company may not be realized or may take longer to realize than expected;

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated timing and cost of product approval;

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR/EU IVDR and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

•Our ability to meet our debt obligations and raise additional capital when desired on terms reasonably acceptable to us;

•The potential impact of our convertible senior notes and related capped call transactions;

•Geopolitical and economic conditions in China, Russia and other foreign jurisdictions where we do business;

•Our ability to execute and realize anticipated benefits from our investments in emerging economies;

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses, and resulting margins;

•The impact of changes in U.S. and international tax laws;

•Our ability to protect intellectual property and the outcome of patent litigation;

•Costs and risks associated with product liability and other litigation claims we may be subject to now or in the future; and

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

The COVID-19 outbreak has significantly impacted economic activity and markets around the world and is negatively impacting our business, financial condition, cash flows and results of operations in numerous ways, including, but not limited to, those outlined below. We are unable to predict the extent to which COVID-19 and its related impacts will continue to negatively affect our Company, including the time it will take for vaccines to be broadly distributed and administered worldwide, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and its variants and mitigating the economic effects of the pandemic:

•Product Demand. As a result of COVID-19, we have experienced both decreased demand and increased volatility in demand for our products. Lower collection volumes at source plasma collection centers due to COVID-19 factors, including stay-at-home and other government orders designed to slow the spread of COVID-19, donor safety concerns, reduced donor collection capacity due to shutdowns and social distancing requirements, and government economic relief programs that may reduce the propensity of people to be donors, have adversely affected and will likely continue to adversely affect demand for our Plasma disposable products. While elective procedures and hospital capital purchases have increased from initially depressed levels earlier in the pandemic, demand for our Hospital products has been, and in the future may continue to be, negatively impacted by resurgences in COVID-19 and its variants that result in reductions in elective surgeries and trauma cases, restrictions on vendor access at customer sites and the reallocation of hospital resources to address critical intensive care needs. We also have experienced, and may continue to experience, in certain markets rapid and unpredictable changes in demand for some of our Blood Center disposable products both from reductions in donation volumes relating to resurgences in COVID-19 and its variants and as blood collectors seek to replenish their blood product inventories and safety stocks. Such changes could impact our ability to meet demand on a timely basis or could result in potential reductions in demand in future periods, including if safety stock levels in certain markets return to pre-COVID-19 levels or the supply of blood held by our customers significantly exceeds the demand for blood from hospitals due to declines of elective surgeries and trauma cases.

•Manufacturing, Supply Chain and Distribution System Disruption. COVID-19 and its associated economic disruptions could have an adverse impact on our manufacturing capacity, supply chains and distribution systems, including impacts associated with preventive and precautionary measures that we, other businesses and governments are taking, such as the recent area-wide lockdowns implemented in China; labor shortages and other financial difficulties experienced by our third-party manufacturers and suppliers; and challenges to our global transportation channels and other aspects of our global supply chain network, including the cost and availability of raw materials and components due to shortages and resulting cost inflation. Although we have not experienced significant manufacturing or supply chain difficulties to date as a result of COVID-19, we may in the future. Delays or disruptions experienced by our suppliers and manufacturers caused by the COVID-19 pandemic and associated economic disruptions may prevent us from obtaining raw materials and component parts for our products in a timely manner. Additionally, China implemented area-wide lockdowns in early 2022 to control the spread of COVID-19, which have disrupted and may continue to disrupt our ability to distribute certain products in China. A protracted reduction or interruption in any of our manufacturing and distribution processes could have a material adverse effect on our business.

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

As these and other impacts of COVID-19 continue to adversely affect our Company, they may also have the effect of heightening many of the other risks described in the Risk Factors section of this Annual Report on Form 10-K.

We believe the magnitude of the adverse impact of these factors on our business, financial condition, cash flows and results of operations in the future will be primarily driven by: the severity and duration of the COVID-19 pandemic (including the extent of future surges, variants and the efficacy of vaccinations); global vaccine distribution and acceptance; the timing, scope and effectiveness of governmental responses to the COVID-19 pandemic and associated economic disruptions; general confidence about personal health and safety; and the COVID-19 pandemic’s impact on U.S. and international healthcare systems, the U.S. economy and the worldwide economy.

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

In fiscal 2022, our largest Plasma customer, CSL, accounted for more than 10% of our net revenues and our ten largest customers accounted for approximately 45% of our net revenues. In April 2021, CSL informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the current term, which was amended in fiscal 2022 to extend on a non-exclusive basis through December 2023. In addition to the anticipated financial impact of the expiration of the CSL supply agreement in December 2023, we could experience an adverse effect on our results of operations or financial condition if any of our other largest customers materially reduce their purchases from us or terminate their relationship with us for any reason, including material decreases in demand for plasma or development of alternative processes.

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

Our success depends on our ability to attract and retain key personnel needed to successfully operate the business and to plan for future executive transitions.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and R&D positions, and to facilitate seamless leadership transitions for key positions. Our ability to recruit and retain key talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment, COVID-19 related health and safety protocols (including vaccine mandates) and industry economic conditions. In December 2019, we relocated our corporate headquarters to a leased office space in Boston, Massachusetts and in response to the COVID-19 pandemic, we instituted remote working practices for many of our employees. Although we believe our move to Boston and the steps we have taken to build a collaborative, performance driven culture and to maintain employee well-being during COVID-19 will help us to attract and retain key talent, we face intense competition for talent in our industry, particularly as employees are increasingly able to work remotely. Vaccine mandates applicable to our employees may also lead to employee attrition, challenges securing future labor needs, inefficiencies connected to employee turnover and costs associated with implementation and on-going compliance. If we fail to attract and retain key personnel in senior management and other positions, or if our succession planning efforts are not effective, it could have a material adverse effect on our business, financial condition and results of operations.

We are increasingly dependent on information technology systems and subject to privacy and security laws and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We increasingly rely on information technology systems, including cloud-based computing, to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and connect to our systems for maintenance and other purposes or are actively managed by Haemonetics on behalf of specific customers. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive and, like other large multi-national companies, we have experienced cyber incidents in the past and may experience them in the future. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. Although prior cyber incidents have not had a material effect on our business and we have invested and continue to invest in the protection of personal information and proprietary or confidential information, there can be no assurance that our efforts will prevent cyber-attacks, intrusions, breakdowns or other incidents or ensure compliance with all applicable securities and privacy laws, regulations, standard standards. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, effective January 1, 2023, and the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures, and several other U.S. states have introduced or proposed similar privacy laws. In addition, new information security and privacy laws have also come into effect in China and other countries where the Company conducts business. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

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

The demand for whole blood disposable products in the U.S. continued to decrease in fiscal 2022 due to sustained declines in transfusion rates caused by hospitals' improved blood management techniques and protocols. In response to this trend, U.S. blood center collection groups prefer single source vendors for their whole blood collection products and are primarily focused on obtaining the lowest average selling prices. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.

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

We manufacture certain key disposables and devices at single locations with limited alternate facilities. If natural disasters, strikes, terrorism attacks or other adverse events occur that result in the closure of or damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers who have their own complex supply chains. We also use certain components in our products, including semiconductor chips, that have been the subject of recent global supply chain shortages and disruptions. Any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of components conforming to our specifications, including as a result of disruptions caused by the COVID-19 pandemic (as described above) or otherwise, could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S. and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S. and Mexico to the rest of the world.

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

Due to the high standards and stringent requirements of the FDA and other similar non-U.S. regulatory agencies applicable to manufacturing our products, such as the FDA's QSR and cGMP regulations, we also may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, could compromise our ability to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

Plastics and other petroleum-based products are the principal components of our disposables, which are the main source of our revenues. Changes in the cost, composition or availability of the plastics and resins we purchase, or cost volatility associated with other raw materials and components used in our products, could adversely affect our business, financial condition and results of operations.

We face risks related to price, composition and availability of the plastic raw materials used in our business. Material or sustained increases in the price of petroleum or petroleum derivatives could have an adverse impact on the costs to procure plastic raw materials. Our results of operations could be negatively impacted by volatility in the cost of these and other raw materials and components used in our products, including associated freight and energy costs that, in turn, increase the costs of producing and distributing our products. Recently, we have experienced inflationary pressures that have increased significantly the cost of raw materials, transportation, construction, services, and energy necessary for the production and distribution of our products, which we expect will continue throughout fiscal 2023. While we have implemented cost containment measures, selective price increases and taken other actions to offset these inflationary pressures in our global supply chain, we may not be able to completely offset all the increases in our operational costs. Additionally, climate change (including laws or regulations passed in response thereto) could increase our costs, in particular our costs of supply, energy and transportation/freight.

The composition of the plastic we purchase is also important. Today, we purchase plastics that contain phthalates, which are used to make plastic malleable. Due to regulatory changes and evolving customer expectations, we may be required to remove materials such as phthalates from our devices, find alternative materials which then need to be validated or obtain regulatory approvals from the regulatory authorities for a number of products.

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

In July 2019, our Board of Directors approved a new Operational Excellence Program, also referred to in this report as the 2020 Program, and delegated authority to management to determine the detail of the initiatives that will comprise the program. During the first quarter of fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from the expiration of CSL’s U.S. Supply Agreement in December 2023, rising inflationary pressures and effects of the COVID-19 pandemic. While cost savings from the 2020 Program to date have been consistent with our expectations, it is possible that events and circumstances, such as the aforementioned customer loss, labor shortages, sustained inflationary pressures and other financial or strategic difficulties, delays and unexpected costs, including as a direct or indirect result of the COVID-19 pandemic, could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Our inability to realize all of the anticipated benefits from the 2020 Program could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If our business development activities are unsuccessful, we may not realize the intended benefits.

We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances. We have also sought and in the future may seek to divest certain assets deemed non-core to our long-term strategic objectives. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, or of any divesture, may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.

For example, we anticipate that a material factor in achieving the anticipated benefits of our March 2021 acquisition of Cardiva will be our ability to effectively integrate and profitably market and sell the vascular closure devices acquired from Cardiva. Also as a result of the Cardiva acquisition, we have entered into a new line of business. Unlike our other products, the VASCADE and VASCADE MVP vascular closure devices are designated as Class III medical devices, which are subject to additional and complex regulatory requirements. Complying with these regulations will be costly, time-consuming and complex. Furthermore, any new business line and/or new product or service could have an adverse impact on the effectiveness of our system of internal controls.

Promising partnerships and acquisitions may also not be completed for reasons such as competition among prospective partners or buyers, the inability to reach satisfactory terms, the need for regulatory approvals or the existence of economic conditions affecting our access to capital for acquisitions and other capital investments.

If our business development activities are unsuccessful, we may not realize the intended benefits of such activities, including that acquisition and integration costs may be greater than expected or the possibility that expected return on investment synergies and accretion, or on new growth opportunities funded in whole or part by divestitures, will not be realized or will not be realized within the expected timeframe.

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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The EU MDR became fully applicable as of May 26, 2021 and the EU IVDR is fully applicable as of May 26, 2022. There is a transition period for devices with a notified body certificate with an expiry date after the date of full application, provided that there are no significant changes to the design or intended use. However, a new EU certificate under the applicable regulations must be obtained before that expiry date if there is to be no interruption in manufacturing and supply of devices to the market. Complying with the requirements of these regulations may require us to incur significant expenditures. Similarly, the separation of states from participation in the EU, such as through the cessation of the UK's membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. Failure to meet these requirements could adversely impact our business in the EU and other applicable regions.

If we or our suppliers fail to comply with laws and regulations governing the manufacture and production of our products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection (both routine and unannounced) by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA's QSR or cGMP requirements (depending on the products at issue), which address, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.

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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. For example, the U.S. Congress has recently been debating changes to U.S. corporate income tax laws, including provisions that may alter the U.S. taxation of the profits of foreign subsidiary corporations. If ultimately enacted, these changes could have a material impact on our future effective tax rate.

Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development, or OECD, have recently focused on issues related to the taxation of multinational corporations. The OECD has released its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. In addition, the OECD, the European Commission and individual countries are examining changes to how taxing rights should be allocated among countries in light of the digital economy. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business, results of operations or financial condition.

Risks Related to our Financial Obligations and Indebtedness

We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.

As of April 2, 2022, we had $500 million aggregate principal amount of indebtedness under our convertible senior notes due 2026 (the “2026 Notes”) as well as a $350.0 million term loan (the “Term Loan”) and access to a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). As of April 2, 2022, we had $284.4 million of debt outstanding under the Term Loan and no borrowings were outstanding under the Revolving Credit Facility.

Our Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of April 2, 2022, we were in compliance with the covenants pursuant to our Credit Facilities, and we currently forecast that we will be in compliance with our Credit Facility covenants through the period ending April 1, 2023. Additionally, our Credit Facilities mature on June 15, 2023 and the Company will be required to pay the scheduled remaining balance of the Term Loan over the four calendar quarters preceding the expiration of the Credit Facilities in payments of $70.0 million per quarter commencing September 30, 2022, along with any amounts outstanding under the Revolving Credit Facility as of the maturity date.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

Under certain circumstances, the noteholders may convert their 2026 Notes at their option prior to the scheduled maturities. If one or more noteholders elect to convert their 2026 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2026 Notes will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of March 5, 2021, between U.S. Bank National Association, as trustee (the “Trustee”) and us (the “Indenture”)), at a repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

U.S. legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. Tariffs and other protectionist measures directed at China and other markets, as well as prolonged uncertainty regarding such measures as administrations change, may have adverse effects on our ability to source, manufacture and distribute products, or receive payments, in a timely and cost effective manner, thereby adversely affecting our business. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although our business in Russia accounted for only about 2% of fiscal 2022 net revenue, a significant escalation or further expansion of the conflict's current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

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

There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems and more volatile financial markets. In addition, the government controlled healthcare system's ability to invest in our products and systems may abruptly shift due to changing government priorities, geopolitical events or funding capacity. Our ability to sell products in these economies is dependent upon, among other factors, our ability to hire qualified employees or agents to represent our products locally and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are also exposed to a higher degree of financial risk if we extend credit to customers in these economies.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2022, our international revenues accounted for 35.6% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

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

Certain countries, particularly China and Russia, do not enforce compliance with laws that protect intellectual property rights with the same degree of vigor as is available under the U.S. and European systems of justice. Further, certain of our intellectual property rights are not registered in China, or if they were, have since expired. This may permit others to produce copies of products in China that are not covered by currently valid patent registrations. There is also a risk that such products may be exported from China to other countries.

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

In order to guard against the risk of infringement of intellectual property rights held by third parties we conduct freedom to operate studies through qualified counsel on all newly developed or acquired technologies. While we believe this practice is reasonable and adequate, there is risk that third party patents or trademarks were not identified in such studies or that litigation outcomes regarding infringement or validity may be contrary to our understanding of the facts or the established law.

We operate in an industry susceptible to significant product liability claims. Pending and future product liability claims and other litigation may adversely affect our financial condition and results of operations or liquidity, and they also have the potential to damage our reputation, impair our ability to market our products and impact our ability to maintain applicable insurance coverage on reasonable terms or at all.

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

If we cannot successfully defend ourselves against pending or future product liability claims and other litigation (including class actions and stockholder derivative actions), we may incur substantial liabilities or be required to limit or halt commercialization of our products. Even successful defenses require significant financial and management resources. Regardless of the merits or eventual outcome, such litigation could have a material adverse effect on our financial condition, results of operations or liquidity and further could damage our reputation and, therefore, impair our ability to market our products and make applicable insurance coverage more costly or difficult to obtain. While we believe that our current product liability insurance coverage is sufficient, there is no assurance that such coverage will be adequate to cover incurred liabilities or that we will be able to obtain acceptable product and professional liability coverage in the future. Additionally, we do not maintain third-party insurance coverage for all categories of potential liability, which increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.

General Risk Factors

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

We may in the future request that the Board of Directors authorize one or more share repurchase programs. Under such share repurchase programs, we are generally authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased is determined by us and depends on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. Such share repurchase programs may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs. Repurchases pursuant to a share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases would enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase programs are intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce a program’s effectiveness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our global headquarters is located in Boston, Massachusetts. During fiscal 2020, we sold our principal office in Braintree, Massachusetts and completed our relocation to a 62,000 square foot leased office space in Boston, Massachusetts.

As of April 2, 2022, our principal manufacturing centers were located in Pennsylvania and California within the U.S., as well as internationally in Mexico and Malaysia. Our products are distributed worldwide from primary distributor centers in Tennessee, Utah and Switzerland, as well as smaller locations globally. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of April 2, 2022 (in approximate square feet):

	Owned	Leased	Total
U.S.	165,385	725,666	891,051
International	135,000	768,749	903,749
Total	300,385	1,494,415	1,794,800

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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the New York Stock Exchange under the symbol “HAE”. As of April 2, 2022, we had 108 stockholders of record. We have not historically paid cash dividends.

Issuer Purchases of Equity Securities

In May 2019, our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the two year period ending May 2021. During fiscal 2022, we did not make any additional repurchases under this program, which expired in May 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers, to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Haemonetics.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Transfusion Management and Cell Salvage products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Operational Excellence Program

During the first quarter of fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the years ended April 2, 2022, April 3, 2021 and March 28, 2020, the Company incurred $28.7 million, $15.1 million and $11.9 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $55.7 million as of April 2, 2022.

COVID-19

We continue to closely manage the impacts of the COVID-19 pandemic on our business, results of operations and financial condition. The continuation of the COVID-19 pandemic during fiscal 2022 has significantly impacted our financial results. While the duration and additional implications remain uncertain, the full extent of the impact will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

During fiscal 2022 the COVID-19 pandemic significantly reduced the number of source plasma collections in the U.S., which materially reduced the demand for plasma products. We continue to view the impacts of the pandemic on plasma collection as temporary and remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue. Because plasma collected in the U.S. supplies the vast majority of plasma volume demand worldwide, we anticipate continued growth in North America in future periods as collection volumes benefit from an expanding end user market for plasma-derived biopharmaceuticals.

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

Vascular Closure Market - Our target markets, coronary and peripheral procedures and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Electrophysiology procedures consist of catheter-based interventions to diagnose and treat cardiac arrhythmias. This procedure category is expected to grow based on the increasing incidence and prevalence of cardiac arrhythmias, mainly in the U.S.

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

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2022	2021	2020	% Increase/(Decrease) 22 vs. 21	% Increase/(Decrease) 21 vs. 20
Net revenues	$993,196	$870,463	$988,479	14.1%	(11.9)%
Gross profit	$505,502	$397,838	$484,513	27.1%	(17.9)%
% of net revenues	50.9%	45.7%	49.0%
Operating expenses	$424,752	$308,091	$381,162	37.9%	(19.2)%
Operating income	$80,750	$89,747	$103,351	(10.0)%	(13.2)%
% of net revenues	8.1%	10.3%	10.5%
Interest and other expense, net	$(17,121)	$(16,834)	$(16,199)	1.7%	3.9%
Income before (benefit) provision for income taxes	$63,629	$72,913	$87,152	(12.7)%	(16.3)%
Provision (benefit) for income taxes	$20,254	$(6,556)	$10,626	n/m	n/m
% of pre-tax income	31.8%	(9.0)%	12.2%
Net income	$43,375	$79,469	$76,526	(45.4)%	3.8%
% of net revenues	4.4%	9.1%	7.7%
Net income per share - basic	$0.85	$1.57	$1.51	(45.9)%	4.0%
Net income per share - diluted	$0.84	$1.55	$1.48	(45.8)%	4.7%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2022 and 2020 included 52 weeks with each quarter having 13 weeks. Fiscal 2021 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.

Net revenues for fiscal 2022 increased 14.1% compared with fiscal 2021. Without the effects of foreign exchange, net revenues increased 13.4% compared with fiscal 2021. Revenue increases in Hospital, primarily Vascular Closure, drove the overall increase in revenue during the fiscal year ended April 2, 2022.

Net revenues for fiscal 2021 decreased 11.9% compared with fiscal 2020. Without the effects of foreign exchange, net revenues decreased 12.9% compared with fiscal 2020. Revenue decreases in Plasma due to the COVID-19 pandemic primarily drove the overall decrease in revenue during the fiscal year ended April 3, 2021.

Operating income decreased during fiscal 2022 as compared with fiscal 2021, primarily due to increased spend related to the acquisition of Cardiva Medical, Inc. (“Cardiva”), including higher transaction and integration costs, amortization of the fair value inventory step-up, increased intangible amortization expense and an increase in the fair value of contingent consideration, as well as increased freight costs and inflationary pressures, partially offset by productivity savings from the 2020 Program.

Operating income decreased during fiscal 2021 as compared with fiscal 2020, primarily due to the impact of the COVID-19 pandemic on revenue and gross margin, offset by gains on divestitures, incremental savings from the 2020 Program and lower asset impairment charges and depreciation expense.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Fiscal Year			Fiscal 2022 versus 2021			Fiscal 2021 versus 2020
(In thousands)	2022	2021	2020	Reported Growth	Currency impact	Constant currency growth (1)	Reported Growth	Currency impact	Constant currency growth (1)
United States	$639,322	$522,607	$646,204	22.3%	—%	22.3%	(19.1)%	—%	(19.1)%
International	353,874	347,856	342,275	1.7%	1.7%	—%	1.6%	3.0%	(1.4)%
Net revenues	$993,196	$870,463	$988,479	14.1%	0.7%	13.4%	(11.9)%	1.0%	(12.9)%
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

The percentage of revenue generated in our principal operating regions is summarized below:

	Fiscal Year
	2022	2021	2020
United States	64.4%	60.0%	65.4%
Japan	7.6%	8.9%	7.2%
Europe	16.5%	18.3%	15.5%
Asia	11.2%	12.2%	11.1%
Other	0.3%	0.6%	0.8%
Total	100.0%	100.0%	100.0%

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

Net Revenues by Business Unit

	Fiscal Year			Fiscal 2022 versus 2021			Fiscal 2021 versus 2020
(In thousands)	2022	2021	2020	Reported Growth	Currency impact	Constant currency growth(1)	Reported Growth	Currency impact	Constant currency growth(1)
Plasma	$351,347	$332,236	$458,681	5.8%	0.2%	5.6%	(27.6)%	—%	(27.6)%
Blood Center	298,512	307,452	317,761	(2.9)%	1.3%	(4.2)%	(3.2)%	2.4%	(5.6)%
Hospital(2)	322,804	210,632	193,437	53.3%	0.6%	52.7%	8.9%	0.7%	8.2%
Service	20,533	20,143	18,600	1.9%	1.6%	0.3%	8.3%	3.6%	4.7%
Net revenues	$993,196	$870,463	$988,479	14.1%	0.7%	13.4%	(11.9)%	1.0%	(12.9)%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

(2) Hospital revenue includes Hemostasis Management revenue of $127.4 million, $107.4 million, and $95.7 million for fiscal years 2022, 2021 and 2020, respectively. Hemostasis Management revenue increased 18.6% during fiscal 2022 as compared with fiscal 2021. Without the effect of foreign exchange, Hemostasis Management revenue increased 18.4% as compared with fiscal 2021. Hemostasis Management revenue increased 12.2% during fiscal 2021 as compared with fiscal 2020. Without the effect of foreign exchange, Hemostasis Management revenue increased 12.8% during fiscal 2021 as compared with fiscal 2020. Hospital revenue also includes Vascular Closure revenue of $93.8 million and $7.7 million for fiscal years 2022 and 2021, respectively.

Plasma

Plasma revenue increased 5.8% during fiscal 2022 as compared with fiscal 2021. Without the effect of foreign exchange, Plasma revenue increased 5.6% during fiscal 2022 as compared with fiscal 2021. This revenue increase was primarily driven by increase in volume of plasma disposables and an increase in software revenue, partially offset by declines in plasma liquid solutions as a result of certain strategic exits within our liquid solutions business.

We remain confident in the strength of the plasma end market growth as the long-term global demand for plasma-derived pharmaceuticals is expected to continue. Although we continue to experience the negative impact of COVID-19 on our business, we believe the impacts on plasma collection are temporary.

In early April 2021, CSL Plasma, Ltd. informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits following the expiration of the current term of the Supply Agreement in June 2022. In fiscal 2022, revenue under this Supply Agreement was $102.4 million. During the third quarter of fiscal 2022, we amended the Supply Agreement to allow CSL to continue to use our PCS2 devices and purchase disposables through December 2023. The extension provides CSL the ability to utilize our devices and disposables in their collection centers on a non-exclusive basis, and CSL has committed to a minimum of $88.0 million of disposable purchases in fiscal 2023.

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

Blood Center

Blood Center revenue decreased 2.9% during fiscal 2022 as compared with fiscal 2021. Without the effect of foreign exchange, Blood Center revenue decreased 4.2% during fiscal 2022. The decrease was primarily driven by continued declines in whole blood disposables, the divestiture of certain blood donor management software solution assets and the impact of previously discontinued customer contracts in North America as well as an apheresis stocking order in the prior year period.

Blood Center revenue decreased 3.2% during fiscal 2021 as compared with fiscal 2020. Without the effect of foreign exchange, Blood Center revenue decreased 5.6% during fiscal 2021 primarily due to continued declines in whole blood disposables and the divestiture of certain blood donor management software solution assets. These declines were partially offset by increases in apheresis revenue, despite certain customers' conversions to alternative sources of supply, due to the impact distributor stocking orders in the first quarter and the 53rd week in fiscal 2021. The impact of the loss of this apheresis business was an incremental revenue decline of approximately $17.0 million in fiscal 2021 as compared with fiscal 2020.

Hospital

Hospital revenue increased 53.3% during fiscal 2022 as compared with fiscal 2021. Without the effect of foreign exchange, Hospital revenue increased 52.7% during fiscal 2022. The increase was primarily attributable to Vascular Closure revenue resulting from the acquisition of Cardiva and an increase in TEG disposables revenue in the U.S. The increase also reflected the impact of the COVID-19 pandemic on the prior year period, partially offset by the divestiture of certain blood bank and hospital software solution assets during the same period of fiscal 2021.

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

Gross Profit

	Fiscal Year
(In thousands)	2022	2021	2020	% Increase/(Decrease) 22 vs. 21	% Increase/(Decrease) 21 vs. 20
Gross profit	$505,502	$397,838	$484,513	27.1%	(17.9)%
% of net revenues	50.9%	45.7%	49.0%

Gross profit increased 27.1% during fiscal 2022 as compared with fiscal 2021. Without the effects of foreign exchange, gross profit increased 26.0% during fiscal 2022. The increase was primarily driven by the addition of Vascular Closure, productivity savings from the 2020 Program and favorable volume and product mix. The increase was partially offset by inflationary pressures and higher freight costs in our global supply chain, increased restructuring and restructuring related costs, the amortization of the fair value inventory step-up related to the acquisition of Cardiva and asset impairments.

Gross profit decreased 17.9% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, gross profit decreased 19.6% during fiscal 2021. The decrease in gross profit during fiscal 2021 was primarily due to unfavorable volumes and product mix, asset impairments, higher operational costs from the impact of the COVID-19 pandemic, recent divestitures and the amortization of the fair value inventory step-up related to the acquisition of Cardiva. The decline was partially offset by lower depreciation expense and productivity savings from the 2020 Program, the 53rd week in fiscal 2021 and recent acquisitions.

Operating Expenses

	Fiscal Year
(In thousands)	2022	2021	2020	% Increase/(Decrease) 22 vs. 21	% Increase/(Decrease) 21 vs. 20
Research and development	$46,801	$32,857	$30,883	42.4%	6.4%
% of net revenues	4.7%	3.8%	3.1%
Selling, general and administrative	$339,563	$274,188	$282,017	23.8%	(2.8)%
% of net revenues	34.2%	31.5%	28.5%
Amortization of intangible assets	$47,414	$32,830	$25,746	44.4%	27.5%
% of net revenues	4.8%	3.8%	2.6%
Impairment of assets	$577	$1,028	$50,599	(43.9)%	(98.0)%
% of net revenues	0.1%	0.1%	5.1%
Gains on divestitures and sale of assets	$(9,603)	$(32,812)	$(8,083)	(70.7)%	n/m
% of net revenues	(1.0)%	(3.8)%	(0.8)%
Total operating expenses	$424,752	$308,091	$381,162	37.9%	(19.2)%
% of net revenues	42.8%	35.4%	38.6%

Research and Development

Research and development expenses increased 42.4% during fiscal 2022 as compared with fiscal 2021. Without the effects of foreign exchange, research and development expenses increased 41.9% during fiscal 2022. The increase in fiscal 2022 was primarily due to increased spend related to investments in our Hospital Business unit, primarily driven by Vascular Closure, as well as costs related to compliance with the EU MDR and EU IVDR requirements, partially offset by cost savings related to the 2020 Program.

Research and development expenses increased 6.4% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, research and development expenses increased 6.1% during fiscal 2021. The increase in fiscal 2021 was primarily due to increased spend related to EU MDR and EU IVDR costs, recent acquisitions and continued investments in our Plasma and Hospital Business units. The increases were partially offset by cost savings primarily related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses increased 23.8% during fiscal 2022 as compared with fiscal 2021. Without the effects of foreign exchange, selling, general and administrative expenses increased 23.2% during fiscal 2022. The increase in fiscal 2022 was primarily due to spend related to the acquisition of Cardiva, including the increase in the fair value of contingent consideration. Higher freight costs also contributed to these increases, which were partially offset by cost savings related to the 2020 Program.

Selling, general and administrative expenses decreased 2.8% during fiscal 2021 as compared with fiscal 2020. Without the effects of foreign exchange, selling, general and administrative expenses decreased 3.5% during fiscal 2021. The decrease in fiscal 2021 was primarily due to cost containment actions taken to offset the negative effects related to the COVID-19 pandemic, incremental productivity savings from the 2020 Program and a reduction in restructuring and restructuring related costs. The decrease was partially offset by higher transaction and integration costs and higher share-based and variable compensation expense.

Amortization of Intangible Assets

We recognized amortization expense of $47.4 million and $32.8 million during fiscal 2022 and fiscal 2021, respectively. The increase in fiscal 2022 was primarily driven by an increase in intangible assets resulting from recent acquisitions.

Impairment of Assets

We recognized intangible asset impairment charges of $0.6 million and $1.0 million during fiscal 2022 and fiscal 2021, respectively.

Gains on Divestitures

We recognized gains on divestitures of $9.6 million and $32.8 million during fiscal 2022 and fiscal 2021, respectively. Refer to Note 5, Divestitures, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for information pertaining to these divestitures.

Interest and Other Expense, Net

Interest and other expenses increased 1.7% during fiscal 2022 as compared with fiscal 2021. Without the effects of foreign exchange, interest and other expenses increased 1.3% during fiscal 2022. The increase was primarily driven by realized losses due to foreign currency, partially offset by a reduction in interest expense.

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

Income Taxes

	Fiscal Year
	2022	2021	2020	% Increase/(Decrease) 22 vs. 21	% Increase/(Decrease) 21 vs. 20
Reported income tax rate	31.8%	(9.0)%	12.2%	40.8%	(21.2)%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the U.S. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of April 2, 2022, we maintain a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and have a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended April 2, 2022, we recorded income tax expense of $20.3 million on our worldwide pre-tax income of $63.6 million, resulting in a reported tax rate of 31.8%. Our effective tax rate for the year ended April 2, 2022 is higher than our effective tax rates of (9.0)% and 12.2% for the years ended April 3, 2021 and March 28, 2020, respectively. The increase in our tax rate for fiscal 2022, as compared with fiscal 2021, is primarily the result of a deferred tax asset recorded in the prior year related to the U.S. purchase of intellectual property, a non-recurring tax benefit in the prior year from the release of a portion of the valuation allowance due to taxable temporary differences acquired with the acquisition of Cardiva being available as a source of income to realize certain pre-existing deferred tax assets, greater tax benefits associated with windfall stock compensation deductions in the prior year, and jurisdictional mix of earnings.

Effective for fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The Company is evaluating the impact on our effective tax rate.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	April 2, 2022	April 3, 2021
Cash and cash equivalents	$259,496	$192,305
Working capital	$313,765	$440,051
Current ratio	1.7	2.7
Net debt position(1)	$(514,093)	$(515,303)
Days sales outstanding (DSO)	54	51
Inventory turnover	1.4	1.2
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

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of April 2, 2022.

As of April 2, 2022, we had $259.5 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a five-year credit agreement which provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “Credit Facilities”). Interest on the term loan and revolving loan is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. During the fourth quarter of fiscal 2021, the Company entered into an additional $150.0 million term loan under the existing Credit Facilities and borrowed $290.0 million under the Revolving Credit Facility in connection with the acquisition of Cardiva. Both of these borrowings were subsequently paid in full during the same period using the proceeds from the 2026 Notes. In connection with the additional $150 million term loan borrowing, the Company and its lenders also agreed to increase the maximum consolidated leverage ratio the Company is required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0, after which the maximum consolidated leverage ratio the Company is required to maintain will revert to 3.5:1.0.

As of April 2, 2022, $284.4 million was outstanding under the term loan with an effective interest rate of 2.3%. There were no borrowings outstanding on the revolving loan. We also had $23.0 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of April 2, 2022.

The Company has scheduled principal payments of $214.4 million required during fiscal 2023. The Company plans to refinance the Credit Facility prior to the maturity date of June 15, 2023. The Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of April 2, 2022.

During fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the years ended April 2, 2022, April 3, 2021 and March 28, 2020, the Company incurred $28.7 million, $15.1 million and $11.9 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Fiscal Year
(In thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$172,263	$108,805	$158,217
Investing activities	(86,345)	(425,442)	(57,176)
Financing activities	(15,749)	367,452	(131,208)
Effect of exchange rate changes on cash and cash equivalents(1)	(2,978)	4,179	(1,873)
Net change in cash and cash equivalents	$67,191	$54,994	$(32,040)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $172.3 million during fiscal 2022, an increase of $63.5 million as compared with fiscal 2021. The increase in cash provided by operating activities was primarily the result of higher net income, as adjusted for depreciation, amortization and other non-cash charges compared to the prior year period, decreased inventory driven by higher NexSys PCS device placements and the absence of a payment for a compensation-related liability paid at the closing of the Cardiva acquisition during fiscal 2021, partially offset by increases in accounts receivable during fiscal 2022.

Net cash provided by operating activities was $108.8 million during fiscal 2021, a decrease of $49.4 million as compared with fiscal 2020. The decrease in cash provided by operating activities was primarily the result of a reduction in net income, as adjusted for depreciation, amortization and other non-cash charges compared with the prior year period, partially offset by a decrease in working capital outflow as compared with the prior year period due to lower inventory growth, primarily related to NexSys PCS devices, a decline in the build of accounts receivable due to lower sales and improved collection timing, partially offset by a payment for a compensation-related liability paid at the closing of the Cardiva acquisition.

Investing Activities

Net cash used in investing activities was $86.3 million during fiscal 2022, a decrease of $339.1 million as compared with fiscal 2021. The decrease in cash used in investing activities was primarily the result of decreased acquisition spend in fiscal 2022, partially offset by increased capital expenditures in fiscal 2022 and lower proceeds received from various divestitures during fiscal 2022 as compared to fiscal 2021.

Net cash used in investing activities was $425.4 million during fiscal 2021, an increase of $368.3 million as compared with fiscal 2020. The increase in cash used in investing activities was primarily the result of cash paid for acquisitions. The increase was partially offset by an increase in proceeds received relating to divestitures and a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities was $15.7 million during fiscal 2022, an increase of $383.2 million as compared with fiscal 2021. The increase in cash used in financing activities during fiscal 2022 was primarily the result of cash received from issuance of convertible notes in fiscal 2021 and contingent consideration payments in fiscal 2022, partially offset by lower payments of short-term loans during fiscal 2022 as compared to fiscal 2021.

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

Contractual Obligations

A summary of our contractual and commercial commitments as of April 2, 2022 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$500,000	$—	$—	$500,000	$—
Debt	284,375	214,375	70,000	—	—
Interest payments (1)	4,415	4,415	—	—	—
Operating leases	79,489	9,996	15,356	14,348	39,789
Purchase commitments(2)	192,584	192,584	—	—	—
Contingent consideration	30,209	30,209	—	—	—
Expected retirement plan benefit payments	16,760	1,328	2,752	2,813	9,867
Total contractual obligations	$1,107,832	$452,907	$88,108	$517,161	$49,656
(1) Interest payments reflect the contractual interest payments on our outstanding debt and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of April 2, 2022. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment as well as commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $2.6 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk

While approximately 45% of our revenue during fiscal 2022 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries' national economies.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during fiscal 2022. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue throughout fiscal 2023. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During fiscal 2022, 35.6% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Franc, Australian Dollar, Chinese Yuan and the Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions including forecasted cash flows, revenues attributable to existing technology and existing customer attrition. When estimating the significant assumptions to be used in the valuation we included a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies' growth rates and their implied volatility. Our estimates of forecasted revenues in the earn out period include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of April 2, 2022, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.9 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $4.4 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of April 2, 2022 was $284.4 million with an interest rate of 2.3% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.9 million. As of April 2, 2022, the notional amount on our two interest rate swap agreements to effectively convert borrowings under our Credit Facilities from a variable rate to a fixed rate were $199.1 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 2, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2022 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for its convertible notes effective April 4, 2021 due to adoption of Accounting Standards Update (ASU) No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40), and the related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of goodwill
Description of the Matter	As discussed in Note 11 to the consolidated financial statements, the Company had approximately $467 million of goodwill allocated among its reporting units as of April 2, 2022. The Company performs its annual quantitative impairment analysis as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist, utilizing a discounted cash flow income approach in order to value reporting units for the test.
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
May 25, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Net revenues	$993,196	$870,463	$988,479
Cost of goods sold	487,694	472,625	503,966
Gross profit	505,502	397,838	484,513
Operating expenses:
Research and development	46,801	32,857	30,883
Selling, general and administrative	339,563	274,188	282,017
Amortization of intangible assets	47,414	32,830	25,746
Impairment of assets	577	1,028	50,599
Gains on divestitures and sale of assets	(9,603)	(32,812)	(8,083)
Total operating expenses	424,752	308,091	381,162
Operating income	80,750	89,747	103,351
Interest and other expense, net	(17,121)	(16,834)	(16,199)
Income before provision (benefit) for income taxes	63,629	72,913	87,152
Provision (benefit) for income taxes	20,254	(6,556)	10,626
Net income	$43,375	$79,469	$76,526

Net income per share – basic	$0.85	$1.57	$1.51
Net income per share – diluted	$0.84	$1.55	$1.48

Weighted average shares outstanding
Basic	51,047	50,688	50,692
Diluted	51,353	51,292	51,815
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020

Net income	$43,375	$79,469	$76,526

Other comprehensive income (loss):
Impact of defined benefit plans, net of tax	2,179	(351)	318
Foreign currency translation adjustment, net of tax	(6,391)	9,572	(5,587)
Unrealized gain (loss) on cash flow hedges, net of tax	5,785	(489)	(10,111)
Reclassifications into earnings of cash flow hedge losses, net of tax	2,020	6,856	625
Other comprehensive income (loss)	3,593	15,588	(14,755)
Comprehensive income	$46,968	$95,057	$61,771
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 2, 2022	April 3, 2021

ASSETS
Current assets:
Cash and cash equivalents	$259,496	$192,305
Accounts receivable, less allowance of $2,475 at April 2, 2022 and $2,226 at April 3, 2021	159,376	127,555
Inventories, net	293,027	322,614
Prepaid expenses and other current assets	44,132	51,072
Total current assets	756,031	693,546
Property, plant and equipment, net	258,482	217,559
Intangible assets, less accumulated amortization of $376,552 at April 2, 2022 and $320,640 at April 3, 2021	310,261	365,483
Goodwill	467,287	466,444
Deferred tax asset	4,468	6,009
Other long-term assets	63,205	70,882
Total assets	$1,859,734	$1,819,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$214,148	$17,016
Accounts payable	58,371	50,293
Accrued payroll and related costs	48,540	47,600
Other current liabilities	121,207	138,586
Total current liabilities	442,266	253,495
Long-term debt, net of current maturities	559,441	690,592
Deferred tax liability	28,727	43,825
Other long-term liabilities	79,876	100,341
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,124,240 shares at April 2, 2022 and 50,868,820 shares at April 3, 2021	511	509
Additional paid-in capital	572,476	602,727
Retained earnings	202,391	157,981
Accumulated other comprehensive loss	(25,954)	(29,547)
Total stockholders’ equity	749,424	731,670
Total liabilities and stockholders’ equity	$1,859,734	$1,819,923
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2019	51,020	$510	$536,320	$161,418	$(30,380)	$667,868
Employee stock purchase plan	45	1	3,368	—	—	3,369
Exercise of stock options	232	2	8,645	—	—	8,647
Shares repurchased	(1,483)	(15)	(15,553)	(159,432)	—	(175,000)
Issuance of restricted stock, net of cancellations	509	5	(5)	—	—	—
Share-based compensation expense	—	—	20,454	—	—	20,454
Net income	—	—	—	76,526	—	76,526
Other comprehensive loss	—	—	—	—	(14,755)	(14,755)
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	44	1	4,012	—	—	4,013
Exercise of stock options	128	1	6,218	—	—	6,219
Issuance of restricted stock, net of cancellations	374	4	(4)	—	—	—
Share-based compensation expense	—	—	25,516	—	—	25,516
Equity component of convertible notes, net of issuance costs	—	—	61,156	—	—	61,156
Purchase of capped call related to convertible notes	—	—	(47,400)	—	—	(47,400)
Net income	—	—	—	79,469	—	79,469
Other comprehensive income	—	—	—	—	15,588	15,588
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	74	—	4,209	—	—	4,209
Exercise of stock options	66	1	2,337	—	—	2,338
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Share-based compensation expense	—	—	24,359	—	—	24,359
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Net income	—	—	—	43,375	—	43,375
Other comprehensive income	—	—	—	—	3,593	3,593
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net income	$43,375	$79,469	$76,526
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	97,747	84,287	110,289
Impairment of assets	7,953	21,969	50,599
Share-based compensation expense	24,359	25,516	20,454
Gain on divestiture and sale of assets	(9,603)	(32,812)	(8,083)
Contingent consideration expense	10,461	—	—
Deferred tax benefit	5,013	(19,866)	(6,958)
Amortization of deferred financing costs	3,404	564	596
(Benefit) provision for losses on inventory	(861)	7,860	(2,904)
Other non-cash operating activities	5,592	1,500	2,260
Change in operating assets and liabilities:
Change in accounts receivable	(34,974)	44,121	18,863
Change in inventories	24,307	(38,909)	(84,721)
Change in prepaid income taxes	2,870	(3,822)	1,480
Change in other assets and other liabilities	(15,022)	(4,650)	(2,876)
Change in accounts payable and accrued expenses	7,642	(56,422)	(17,308)
Net cash provided by operating activities	172,263	108,805	158,217
Cash Flows from Investing Activities:
Capital expenditures	(96,509)	(37,040)	(48,758)
Proceeds from divestiture	10,642	44,587	9,808
Proceeds from sale of property, plant and equipment	2,022	1,815	16,774
Acquisitions	(2,500)	(434,804)	(35,000)
Net cash used in investing activities	(86,345)	(425,442)	(57,176)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(17,500)	(21,875)	(13,125)
Net (decrease) increase in short-term loans	—	(60,000)	45,000
Proceeds from issuance of convertible notes	—	500,000	—
Purchase of capped call related to convertible notes	—	(47,400)	—
Transaction costs paid in connection with convertible notes issuance	—	(13,457)	—
Contingent consideration payments	(4,791)	—	—
Proceeds from employee stock purchase plan	4,209	4,013	3,369
Proceeds from exercise of stock options	2,338	6,217	8,647
Share repurchases	—	—	(175,000)
Other financing activities	(5)	(46)	(99)
Net cash (used) in provided by financing activities	(15,749)	367,452	(131,208)
Effect of exchange rates on cash and cash equivalents	(2,978)	4,179	(1,873)
Net Change in Cash and Cash Equivalents	67,191	54,994	(32,040)
Cash and Cash Equivalents at Beginning of Year	192,305	137,311	169,351
Cash and Cash Equivalents at End of Year	$259,496	$192,305	$137,311
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,187	$7,824	$12,545
Income taxes paid	$24,298	$12,487	$11,507
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$51,800	$9,287	$14,479
Tenant improvement allowances excluded from capital expenditures	$—	$—	$5,660
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

Haemonetics manages its business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Transfusion Management and Cell Salvage products, includes devices and methodologies for measuring coagulation characteristics of blood, surgical blood salvage systems, specialized blood cell processing systems and disposables, blood transfusion management software and vascular closure devices.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics' fiscal year ends on the Saturday closest to the last day of March. Fiscal 2021 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks. Fiscal 2022 and 2020 included 52 weeks with each quarter having 13 weeks.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates fair market value. As of April 2, 2022, cash and cash equivalents consisted primarily of investments in United States Government Agency and institutional money market funds.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. The Company's reportable and operating segments are as follows: Plasma, Blood Center, and Hospital.

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

During the fourth quarter of fiscal 2022, 2021 and 2020, the Company performed its annual goodwill impairment test. The results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2022, 2021 and 2020 annual test date.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the Company determines the estimate of an intangible asset's remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life. During fiscal 2022 the Company recognized impairment charges of intangible assets of $0.6 million. In 2021 and 2020 the Company did not incur any intangible asset impairments.

The Company has in-process research and development (“IPR&D”) intangible assets with indefinite lives. IPR&D assets are not amortized. The Company reviews these assets for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. The Company performs its annual impairment test on the first day of the fiscal fourth quarter for its IPR&D assets. The Company makes assumptions about future cash flows, terminal value growth, costs for completion and appropriate discount rates. The Company elected a qualitative assessment in fiscal year 2022.

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

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2022, 2021 and 2020. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 2, 2022	April 3, 2021
VAT liabilities	$3,681	$4,431
Forward contracts and interest rate swaps	1,894	6,353
Deferred revenue	31,826	26,272
Accrued taxes	10,227	19,226
Lease liability	7,196	7,708
Acquisition related liability(1)	1,435	14,419
Contingent consideration	31,184	20,942
All other	33,764	39,235
Total	$121,207	$138,586
(1)Related to equity and employee compensation payments associated with the acquisition of Cardiva Medical Inc. that were funded to a third party agent at the transaction closing date but were not yet paid to certain selling shareholders and/or employees as of April 2, 2022 and April 3, 2021.

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months.

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $4.4 million, $2.7 million and $4.3 million in fiscal 2022, 2021 and 2020, respectively.

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

Convertible Senior Notes

Prior to April 4, 2021, the Company accounted for convertible senior notes as separate liability and equity components, determining the fair value of the respective liability components based on an estimate of the fair value of a similar liability without a conversion option and assigning the residual value to the equity component.

Effective April 4, 2021, the Company accounted for convertible senior notes as a single liability measured at its amortized cost. See Recent Accounting Pronouncements below. At issuance, the carrying amount is calculated as the proceeds, net of initial debt issuance costs. The difference between the principal amount and carrying value is amortized to interest expense over the term of the convertible senior notes using the effective interest rate method.

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company's consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $1.5 million, $0.7 million and $2.9 million in fiscal 2022, 2021 and 2020, respectively.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2022, 2021 and 2020, the Company's ten largest customers accounted for approximately 45%, 49% and 54% of net revenues, respectively. In fiscal 2022, one Plasma customer, CSL Limited (together with its affiliates, “CSL”) was greater than 10% of both total net revenue and accounts receivable and in total accounted for approximately 12% of net revenues and 14% of accounts receivable. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment's net revenues and one customer also accounted for greater than 10% of the Blood Center segment's net revenues, but did not exceed 10% of total net revenues, in fiscal 2022.

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

In August 2020, the FASB issued ASC ASU Update No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The amendments simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company early adopted ASC Update No. 2020-06 effective April 4, 2021 using the modified retrospective method, which resulted in a decrease of $61.2 million to additional paid-in capital, a decrease to non-current deferred tax liabilities of $20.0 million, and an increase of $80.3 million to non-current convertible notes, net, on the consolidated balance sheets. Additionally, retained earnings was adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes no longer have a debt discount that will be amortized, net of taxes. The impact to retained earnings on the consolidated balance sheets as of April 4, 2021 is an increase of $1.0 million.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During the first quarter of fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During fiscal 2022, 2021 and 2020 the Company incurred $28.7 million, $15.1 million and $11.9 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under this program are $55.7 million as of April 2, 2022.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at March 31, 2019	$—	$7,479	$7,479
Costs incurred, net of reversals	2,234	1,357	3,591
Payments	(1,098)	(7,177)	(8,275)
Non-cash adjustments	—	(147)	(147)
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,501	(57)	1,444
Payments	(2,062)	(1,018)	(3,080)
Balance at April 3, 2021	$575	$437	$1,012
Costs incurred, net of reversals	4,202	28	4,230
Payments	(2,317)	(120)	(2,437)
Balance at April 2, 2022	$2,460	$345	$2,805

The following presents the restructuring costs by line item during fiscal 2022, 2021 and 2020 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2022	2021	2020
Cost of goods sold	$2,236	$390	$1,082
Research and development	105	142	532
Selling, general and administrative expenses	1,889	912	1,977
Total	$4,230	$1,444	$3,591

As of April 2, 2022, the Company had a restructuring liability of $2.8 million, of which approximately $2.5 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $24.6 million, $14.2 million and $16.3 million in fiscal 2022, 2021 and 2020, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions and include program management costs associated with the implementation of outsourcing initiatives and recent accounting standards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the restructuring related costs by line item during fiscal 2022, 2021 and 2020 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2022	2021	2020
Cost of goods sold	$17,832	$9,318	$2,227
Research and development	714	1,026	354
Selling, general and administrative expenses	6,048	3,873	13,706
Total	$24,594	$14,217	$16,287

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs
(In thousands)	2022	2021	2020
Plasma	$2,492	$454	$544
Blood Center	(18)	201	(5)
Hospital	(93)	322	845
Corporate	1,849	467	2,207
Total	$4,230	$1,444	$3,591

Restructuring related costs
(In thousands)	2022	2021	2020
Plasma	$7,906	$1,870	$820
Blood Center	556	1,599	320
Hospital	379	14	—
Corporate	15,753	10,734	15,147
Total	$24,594	$14,217	$16,287

Total restructuring and restructuring related costs	$28,824	$15,661	$19,878

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation

The Company accounted for the acquisition of Cardiva as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.

The following amounts represent the fair value of the identifiable assets acquired and liabilities assumed for Cardiva:

(In thousands)	March 1, 2021
Accounts receivable	$7,304
Inventories	18,765
Prepaid expenses and other current assets	850
Property, plant and equipment	1,186
Intangible assets	250,560
Goodwill	253,707
Other long-term assets	1,868
Total assets acquired	$534,240
Accounts payable	3,292
Accrued payroll and related costs	58,211
Other liabilities	1,903
Deferred tax liability	26,793
Other long-term liabilities	1,772
Total liabilities assumed	$91,971
Net assets acquired	$442,269

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

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Cardiva, the Company recognized goodwill of $253.7 million, which is attributable to the revenue and cash flow projections associated with completed technologies and the development of future technology that does not exist in the current IPR&D pipeline. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded a long-term deferred tax liability, net, of $26.8 million primarily related to acquired intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

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

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. In fiscal 2022, the Company made $2.5 million of milestone payments which were recorded within intangible assets on the consolidated balance sheets. These products augment the Company’s portfolio of hemostasis analyzers within the Hospital business unit.

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

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized a gain of $13.2 million associated with the transaction in fiscal 2021. In fiscal year 2022, the Company recognized an additional gain of $9.6 million for contingent consideration earned.

Inlog Holdings France

On September 18, 2020, the Company sold its wholly-owned subsidiary Inlog Holdings France SAS to Abénex Capital (“Abénex”), a private equity firm based in France for $30.5 million ($24.5 million, net of cash transferred). Inlog Holdings France SAS, through its subsidiary In Log SAS, develops and sells blood bank and hospital software solutions used

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6. INCOME TAXES

Domestic and foreign income (loss) before (benefit) provision for income tax is as follows:

(In thousands)	2022	2021	2020
Domestic	$(5,219)	$5,526	$5,344
Foreign	68,848	67,387	81,808
Total	$63,629	$72,913	$87,152

The income tax (benefit) provision from continuing operations contains the following components:

(In thousands)	2022	2021	2020
Current
Federal	$3,586	$(289)	$3,834
State	1,682	1,256	1,054
Foreign	9,940	13,319	12,467
Total current	$15,208	$14,286	$17,355
Deferred
Federal	3,455	(12,906)	(8,257)
State	310	(2,436)	280
Foreign	1,281	(5,500)	1,248
Total deferred	$5,046	$(20,842)	$(6,729)
Total	$20,254	$(6,556)	$10,626

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

Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	April 2, 2022	April 3, 2021
Deferred tax assets:
Depreciation	$623	$1,054
Amortization of intangibles	1,243	1,167
Inventory	6,841	5,166
Accruals, reserves and other deferred tax assets	13,020	17,274
Net operating loss carry-forward	30,212	38,827
Stock based compensation	4,422	4,374
Operating lease liabilities	15,777	16,941
Tax credit carry-forward, net	6,452	5,073
Capitalized research expenses	6,733	4,291
Gross deferred tax assets	85,323	94,167
Less valuation allowance	(14,077)	(11,081)
Total deferred tax assets (after valuation allowance)	71,246	83,086
Deferred tax liabilities:
Depreciation	(15,727)	(10,470)
Amortization of goodwill and intangibles	(63,004)	(68,802)
Unremitted earnings	(1,254)	(1,060)
Operating lease assets	(12,877)	(14,722)
Debt discount	—	(19,868)
Other deferred tax liabilities	(2,643)	(5,980)
Total deferred tax liabilities	(95,505)	(120,902)
Net deferred tax liabilities	$(24,259)	$(37,816)

The decrease in the worldwide net deferred tax liability is primarily due to the adoption of ASU 2020-06, for which the reduction in the deferred tax liability related to convertible debt was recorded through equity. Other changes in the worldwide net deferred tax liability were the result of current year operating results.

The valuation allowance increase of $3.0 million during fiscal 2022 is primarily due to additional valuation allowances recorded on US state net operating loss and tax credit carryforwards. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. In addition, the Company has concluded that it cannot rely on future taxable income in certain risk bearing principal jurisdictions due to uncertainty surrounding future taxable income including the effects of Covid-19, the announcement of CSL intent not to renew its supply agreement and the general uncertainty surrounding the global economy. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of April 2, 2022 includes deferred tax liabilities related to amortizable tax basis in goodwill and other indefinite lived assets, which can only be used as a source of income to benefit other indefinite lived assets.

As of April 2, 2022, the Company maintains a valuation allowance against certain U.S. state deferred tax assets that are not more-likely-than-not realizable and maintains a full valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the March 2021 acquisition of Cardiva, the Company acquired federal and state net operating loss carryforwards of $150.9 million and $93.3 million, respectively. The Company also acquired federal and state tax research credit carryforwards of $0.2 million and $0.4 million, respectively. These net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of inception (July 2002) through March 1, 2021. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The carryforwards disclosed represent the amount of attributes that can be utilized based on the results of the study.

As of April 2, 2022, the Company has U.S. federal net operating loss carryforwards of $99.2 million of which $8.2 million will begin to expire in fiscal 2024 and $91.0 million can be carried forward indefinitely. The Company has U.S. state net operating losses of $107.2 million of which $85.7 million will begin to expire in fiscal 2023 and $21.5 million can be carried forward indefinitely. The Company has federal and state tax credits of $1.3 million and $6.2 million, respectively, which will begin to expire in fiscal 2029 and fiscal 2025, respectively.

As of April 2, 2022, the Company has foreign net operating losses of approximately $12.1 million that are available to reduce future income of which $6.9 million will begin to expire in fiscal 2034 and $5.2 million can be carried forward indefinitely.

As of April 2, 2022, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has provided $1.3 million of U.S. income and foreign withholding taxes on approximately $150.5 million of unremitted earnings that are not indefinitely reinvested. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $125.2 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations, to service existing debt obligations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The income tax (benefit) provision from continuing operations differs from the tax provision (benefit) computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2022		2021		2020
Tax at federal statutory rate	$13,362	21.0%	$15,312	21.0%	$18,302	21.0%
Difference between U.S. and foreign tax	(3,799)	(6.0)%	(7,049)	(9.7)%	(6,688)	(7.7)%
State income taxes net of federal benefit	1,384	2.2%	(924)	(1.3)%	(342)	(0.4)%
Change in uncertain tax positions	(777)	(1.2)%	1,172	1.6%	785	0.9%
Global intangible low taxed income	3,608	5.7%	(758)	(1.0)%	5,431	6.2%
Unremitted earnings	194	0.3%	257	0.4%	40	—%
Deferred statutory rate changes	40	0.1%	(243)	(0.3)%	1,091	1.3%
Non-deductible executive compensation	1,080	1.7%	2,238	3.1%	2,423	2.8%
Non-deductible expenses	741	1.2%	2,038	2.8%	1,050	1.2%
Stock compensation benefits	2,070	3.3%	(5,504)	(7.5)%	(12,133)	(13.9)%
Research credits	(1,496)	(2.4)%	(1,230)	(1.7)%	(2,085)	(2.4)%
Contingent consideration	1,880	3.0%	—	—%	—	—%
Intercompany sale of intellectual property	—	—%	(7,550)	(10.4)%	—	—%
Valuation allowance	254	0.2%	(3,144)	(4.4)%	2,939	3.4%
Other, net	1,713	2.7%	(1,171)	(1.6)%	(187)	(0.2)%
Income tax (benefit) provision	$20,254	31.8%	$(6,556)	(9.0)%	$10,626	12.2%

The Company recorded an income tax expense of $20.3 million, representing an effective tax rate of 31.8%. The effective tax rate is higher than the U.S. statutory rate of 21.0%, primarily due to the impact of GILTI, non-deductible executive

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation, contingent consideration from the Cardiva acquisition, and state taxes partially offset by the jurisdictional mix of earnings, research credits generated, and reductions to uncertain tax positions. The Company has recorded an immaterial tax expense related to unremitted foreign earnings that are not considered permanently reinvested.

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 2, 2022, the Company had $3.9 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized. As of April 3, 2021, the Company had $6.1 million of unrecognized tax benefits, of which $5.3 million would impact the effective tax rate, if recognized. At March 28, 2020, the Company had $4.6 million of unrecognized tax benefits, of which $4.0 million would impact the effective tax rate, if recognized.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended April 2, 2022, April 3, 2021 and March 28, 2020:

(In thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Beginning Balance	$6,107	$4,620	$4,657
Additions for tax positions of current year	219	335	180
Additions for tax positions of prior years	—	1,194	880
Reductions of tax positions	(808)	(42)	(539)
Settlements of tax positions	(1,579)	—	(558)
Closure of statute of limitations	—	—	—
Ending Balance	$3,939	$6,107	$4,620

As of April 2, 2022, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.2 million in the next twelve months, as a result of closure of various statutes of limitations.

The Company's historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.1 million and $1.4 million of gross interest and penalties were accrued at April 2, 2022 and April 3, 2021, respectively, and are not included in the amounts above. Additionally, $0.1 million, $0.9 million and $0.3 million of accrued interest and penalties was included in income tax provision (benefit) for the years ended April 2, 2022, April 3, 2021and March 28, 2020, respectively.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2018 and foreign income tax examinations for years before fiscal 2017. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2022	2021	2020
Basic EPS
Net income	$43,375	$79,469	$76,526
Weighted average shares	51,047	50,688	50,692
Basic income per share	$0.85	$1.57	$1.51
Diluted EPS
Net income	$43,375	$79,469	$76,526
Basic weighted average shares	51,047	50,688	50,692
Net effect of common stock equivalents	306	604	1,123
Diluted weighted average shares	51,353	51,292	51,815
Diluted income per share	$0.84	$1.55	$1.48

Basic earnings per share is calculated using the Company's weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For fiscal 2022, 2021 and 2020, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million, 0.5 million and 0.2 million anti-dilutive shares, respectively.

Share Repurchase Plan

In May 2019, the Company's Board of Directors authorized the repurchase of up to $500 million of Haemonetics common shares over the two year period ending May 2021. During fiscal 2022, the Company did not make any additional repurchases under this program, which expired in May 2021.

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

As of April 2, 2022, the Company had $16.9 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 73% of this amount as revenue within the next twelve months and the remaining balance thereafter.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The difference in

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of April 2, 2022 and April 3, 2021, the Company had contract assets of $5.5 million and $4.8 million, respectively. The change is primarily due to the delay in billings compared to the revenue recognized. Contract assets are classified as other current assets and other long-term assets on the consolidated balance sheet.

As of April 2, 2022 and April 3, 2021, the Company had contract liabilities of $26.8 million and $20.9 million, respectively. During fiscal 2022, the Company recognized $19.0 million of revenue that was included in the above April 3, 2021 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet.

9. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	April 2, 2022	April 3, 2021
Raw materials	$88,886	$74,910
Work-in-process	17,187	23,111
Finished goods	186,954	224,593
Total inventories	$293,027	$322,614

10. PROPERTY, PLANT AND EQUIPMENT

Property and equipment consisted of the following:

(In thousands)	April 2, 2022	April 3, 2021
Land	$5,165	$5,116
Building and building improvements	104,546	107,322
Plant equipment and machinery	233,564	216,751
Office equipment and information technology	120,119	115,810
Haemonetics equipment	405,753	372,259
Total	869,147	817,258
Less: accumulated depreciation and amortization	(610,665)	(599,699)
Property, plant and equipment, net	$258,482	$217,559

Depreciation expense was $44.4 million, $43.1 million and $76.6 million in fiscal 2022, 2021 and 2020, respectively.

During fiscal 2022, the Company incurred $2.8 million of accelerated depreciation costs relating to disposables manufacturing equipment that is no longer in use as a result of the CSL contract expiration discussed below. The Company also incurred an impairment of property, plant and equipment of $5.2 million in connection with the 2020 Program. Refer to Note 3 - Restructuring for details on the 2020 Program. These impairment charges were included in cost of goods sold on the consolidated statements of income and impacted the Plasma reporting segment as of April 2, 2022.

In early April 2021, the Company was informed by CSL of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the current term in June 2022. As a result, the Company incurred a one-time impairment in fiscal 2021 of $20.9 million related to disposables manufacturing equipment previously recorded in construction in process which will not be placed into service as a result of the supply agreement expiration. The impairment charge was included in cost of goods sold on the consolidated statements of income and impacted the Plasma reporting segment as of April 3, 2021.

During fiscal 2020, the Company recognized a pre-tax impairment charge of $48.7 million relating to the asset transfer between the Company and CSL on May 13, 2019. This impairment is related to the carrying balances of the property, plant and

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment exceeding the consideration received under the terms of the agreement. The charge will not result in any future cash expenditures. For additional information regarding the transaction, refer to Note 5 - Divestitures. The Company also impaired an additional $1.9 million of property, plant and equipment as a result of the Company's corporate headquarter move and a review of underperforming assets, resulting in total impairment charges of $50.6 million during fiscal 2020. Substantially all of these impairments were included within selling, general and administrative costs on the consolidated statements of income and primarily impacted the Plasma reporting segment.

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

During fiscal 2020, the Company incurred $18.1 million of accelerated depreciation expense related to the change in estimate of useful lives of PCS®2 devices included within Haemonetics Equipment, as these will be replaced by NexSys PCS® devices.

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2022 and 2021 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 28, 2020	$28,979	$36,632	$145,041	$210,652
Divestitures	—	(2,181)	(2,853)	(5,034)
Acquisitions	—	—	259,788	259,788
Currency translation	64	77	897	1,038
Carrying amount as of April 3, 2021	29,043	34,528	402,873	466,444
Purchase accounting adjustments	—	—	2,070	2,070
Currency translation	—	(362)	(865)	(1,227)
Carrying amount as of April 2, 2022	$29,043	$34,166	$404,078	$467,287

The results of the Company's goodwill impairment test performed in the fourth quarter of fiscal 2022, 2021 and 2020 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2022, 2021 and 2020 annual test dates.

The gross carrying amount of intangible assets and the related accumulated amortization as of April 2, 2022 and April 3, 2021 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 2, 2022
Amortizable:
Patents	$14,777	$9,821	$4,956
Capitalized software	76,360	52,249	24,111
Other developed technology	362,783	124,799	237,984
Customer contracts and related relationships	204,166	185,150	19,016
Trade names	9,517	4,533	4,984
Total	$667,603	$376,552	$291,051
Non-amortizable:
In-process software development	$2,648
In-process research and development	13,667
In-process patents	2,895
Total	$19,210

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 3, 2021
Amortizable:
Patents	$10,482	$8,897	$1,585
Capitalized software	71,575	43,858	27,717
Other developed technology	381,166	95,518	285,648
Customer contracts and related relationships	204,701	168,446	36,255
Trade names	9,516	3,921	5,595
Total	$677,440	$320,640	$356,800
Non-amortizable:
In-process software development	$4,007
In-process patents	4,676
Total	$8,683

Refer to Note 4, Acquisitions, for additional information regarding acquisitions.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

Aggregate amortization expense for amortized intangible assets for fiscal 2022, 2021, and 2020 was $56.6 million, $41.2 million and $34.2 million, respectively. Intangible asset impairments of $0.6 million were included in operating expenses on the consolidated statements of income during fiscal 2022. There were no intangible asset impairments during fiscal 2021 or 2020.
Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2023	$39,124
Fiscal 2024	$34,691
Fiscal 2025	$27,215
Fiscal 2026	$21,787
Fiscal 2027	$19,911

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

The Company capitalized $3.4 million and $4.2 million in software development costs for ongoing initiatives during fiscal 2022 and 2021, respectively. At April 2, 2022 and April 3, 2021, the Company had a total of $79.0 million and $75.6 million of software costs capitalized, of which $5.0 million and $4.0 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $8.4 million, $7.8 million, and $8.2 million for the fiscal years ended April 2, 2022 , April 3, 2021 and March 28, 2020, respectively.

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

During fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. The Company's current manufacturing operations in Leetsdale, PA will be relocated to the Clinton, PA facility. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement which was received during fiscal 2021.

The following table presents supplemental balance sheet information related to the Company's operating leases:

(In thousands)	April 2, 2022	April 3, 2021
Assets
Operating lease right-of-use assets in Other long-term assets	$52,749	$59,856
Liabilities
Operating lease liabilities in Other current liabilities	$7,196	$7,708
Operating lease liabilities in Other long-term liabilities	$55,704	$62,960

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	April 2, 2022	April 3, 2021
Weighted average remaining lease term	10.0 years	10.7 years
Weighted average discount rate	4.58%	4.59%

The Company's operating lease costs were $11.0 million, $11.7 million and $8.3 million during fiscal 2022, 2021 and 2020, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$11,014	$10,456	$6,780
Right of use assets obtained in exchange for new operating lease liabilities	$587	$29,595	$37,330

The following table presents the maturities of our operating lease liabilities as of April 2, 2022:

Fiscal Year (In thousands)	Operating Leases
2023	$9,996
2024	7,982
2025	7,374
2026	6,995
2027	7,353
Thereafter	39,789
Total future minimum operating lease payments	79,489
Less: imputed interest	(16,589)
Present value of operating lease liabilities	$62,900

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

13. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	April 2, 2022	April 3, 2021
Term loan, net of financing fees	$284,052	$301,019
Convertible notes	489,462	406,461
Other borrowings	75	128
Less current portion	(214,148)	(17,016)
Long-term debt	$559,441	$690,592

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2022, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of April 2, 2022 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

On April 4, 2021, the Company adopted ASC Update No. 2020-06 using the modified retrospective method, which resulted in a decrease of $61.2 million to additional paid-in capital, a decrease to non-current deferred tax liabilities of $20.0 million, and an increase of $80.3 million to non-current convertible notes, net, on the consolidated balance sheets. Additionally, retained earnings was adjusted to remove amortization expense recognized in prior periods related to the debt discount and the convertible notes no longer have a debt discount that will be amortized, net of taxes. The impact to retained earnings on the consolidated balance sheets as of April 4, 2021 is an increase of $1.0 million.

As of April 2, 2022, the $500.0 million principal balance was netted down by the $10.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $489.5 million. Interest expense related to the 2026 Notes was $2.7 million,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

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

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders which provided for a $350.0 million term loan (the “Term Loan”) and a $350.0 million revolving loan (the “Revolving Credit Facility” and together with the Term Loan, the “Credit Facilities”). The Credit Facilities expire on June 15, 2023. Interest on the Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio. At April 2, 2022, $284.4 million was outstanding under the Term Loan with an effective interest rate of 2.3%. At April 2, 2022, no borrowings were outstanding on the Revolving Credit Facility. The Company also had $23.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of April 2, 2022.

Under the Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 3.5:1.0 and a consolidated interest coverage ratio not to be less than 4.0:1.0 during periods when the Credit Facilities are outstanding.
In connection with the Cardiva acquisition, the Company and its lenders also agreed to increase the maximum consolidated leverage ratio the Company was required to maintain for the four consecutive quarters immediately following the closing of the Cardiva acquisition to 4.25:1.0 through the third quarter of fiscal 2022, after which the maximum consolidated leverage ratio the Company is required to maintain reverted to 3.5:1.0.

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

Any failure to comply with the financial and operating covenants of the Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of April 2, 2022, the Company was in compliance with the covenants.

Commitment Fee

Pursuant to the Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the Revolving Credit Facility. The commitment fee is subject to a pricing grid based on the Company's consolidated leverage ratio. The commitment fee ranges from 0.150% to 0.275%. The current commitment fee on the undrawn portion of the Revolving Credit Facility is 0.275%.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs and Interest

Expenses associated with the issuance of the Term Loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of April 2, 2022, the $284.4 million term loan balance was netted down by the $0.3 million of remaining debt discount, resulting in a net note payable of $284.1 million.

Interest expense was $5.8 million, $9.4 million and $13.5 million for fiscal 2022, 2021 and 2020, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both April 2, 2022 and April 3, 2021, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The aggregate amount of debt maturing during the next five fiscal years are as follows:

Fiscal year (In thousands)
2023	$214,375
2024	$70,000
2025	$—
2026	$500,000
2027	$—

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended April 2, 2022, 35.6% of the Company's sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company's reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Australian Dollar, Chinese Yuan, and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company's designated foreign currency hedge contracts as of April 2, 2022 and April 3, 2021 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $67.3 million as of April 2, 2022 and $56.0 million as of April 3, 2021. At April 2, 2022, a gain of $2.8 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of April 2, 2022 mature within twelve months.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $39.5 million as of April 2, 2022 and $95.6 million as of April 3, 2021.

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

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the interest rate swaps, 70% of the Term Loan exposed to interest rate risk from changes in LIBOR are fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. As of April 2, 2022, the notional value was $199.1 million. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For fiscal 2022, the Company recorded a gain of $7.5 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a rollforward of the allowance for credit losses:

	Twelve Months Ended
(In thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Beginning balance	$2,226	$3,824	$3,937
Credit (gain) loss	359	(991)	365
Write-offs	(110)	(607)	(478)
Ending balance	$2,475	$2,226	$3,824

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table presents the effect of the Company's derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended April 2, 2022.

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of (Loss) Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$2,750	$2,401	Net revenues, COGS and SG&A	$(865)	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$1,382	Interest and other expense, net
Designated interest rate swaps, net of tax	$3,035	$(4,421)	Interest and other expense, net

The Company did not have fair value hedges or net investment hedges outstanding as of April 2, 2022 or April 3, 2021. As of April 2, 2022, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 2, 2022, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the Company's derivative instruments as they appear in its consolidated balance sheets as of April 2, 2022 and April 3, 2021:

(In thousands)	Location in Balance Sheet	As of April 2, 2022	As of April 3, 2021
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$3,133	$2,061
Non-designated foreign currency hedge contracts	Other current assets	99	104
		$3,232	$2,165
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$56	$454
Non-designated foreign currency hedge contracts	Other current liabilities	25	349
Designated interest rate swaps	Other current liabilities	1,813	5,550
Designated interest rate swaps	Other long-term liabilities	—	4,301
		$1,894	$10,654

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of April 2, 2022 and April 3, 2021.

	As of April 2, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$97,425	$—	$—	$97,425
Designated foreign currency hedge contracts	—	3,133	—	3,133
Non-designated foreign currency hedge contracts	—	99	—	99
	$97,425	$3,232	$—	$100,657
Liabilities
Designated foreign currency hedge contracts	$—	$56	$—	$56
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	1,813	—	1,813
Contingent consideration	—	—	33,675	33,675
	$—	$1,894	$33,675	$35,569

	As of April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$49,699	$—	$—	$49,699
Designated foreign currency hedge contracts	—	2,061	—	2,061
Non-designated foreign currency hedge contracts	—	104	—	104
	$49,699	$2,165	$—	$51,864
Liabilities
Designated foreign currency hedge contracts	$—	$454	$—	$454
Non-designated foreign currency hedge contracts	—	349	—	349
Designated interest rate swaps	—	9,851	—	9,851
Contingent consideration	—	—	28,733	28,733
	$—	$10,654	$28,733	$39,387

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value at	Valuation	Unobservable
(In thousands)	April 2, 2022	Technique	Input	Range
Revenue-based payments	$30,209	Discounted cash flow	Discount rate	2.2%
			Projected fiscal year of payment	2023
Revenue-based payments	$1,725	Discounted cash flow	Discount rate	8.5%
			Projected fiscal year of payment	2023 - 2024
Regulatory-based payment	$1,741	Discounted cash flow	Discount rate	4.9%
			Probability of payment	0% - 100%
			Projected fiscal year of payment	2024

During the fiscal year ended April 2, 2022, the Company increased the fair value of the contingent consideration related to the acquisition of Cardiva by $10.7 million, which was recorded as selling, general and administrative expenses its consolidated statement of income. The fair value of contingent consideration associated with acquisitions was $33.7 million at April 2, 2022. As of April 2, 2022, $31.2 million was included in other liabilities and $2.5 million was included in other long-term liabilities on the consolidated balance sheet.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 3, 2021	$28,733
Change in fair value	10,461
Payments	(5,158)
Currency translation	(361)
Balance at April 2, 2022	$33,675

Other Fair Value Disclosures

The fair value of the 2026 Notes as of April 2, 2022 was $420.6 million, which was determined based on the quoted price for the 2026 Notes in an inactive market on the last trading day of the reporting period and is considered as level 2 in the fair value hierarchy. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of debt securities issued by other comparable companies and broader market indices.

The Term Loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

15. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the “401k Plan”) that is a 401(k) plan that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company's matching contributions amounted to approximately $6.3 million, $4.9 million and $4.7 million in fiscal 2022, 2021 and 2020, respectively. Upon the Company's Board of Directors' approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2022, 2021, or 2020.

Some of the Company's subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.6 million, $0.7 million and $0.6 million in fiscal 2022, 2021 and 2020, respectively.

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

Some of the Company's foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2022	2021	2020
Service cost	$1,714	$1,861	$1,829
Interest cost on benefit obligation	242	279	301
Expected return on plan assets	(88)	(66)	(178)
Actuarial loss	189	119	129
Amortization of unrecognized prior service cost	(175)	(123)	(98)
Plan settlements	(184)	—	(239)
Totals	$1,698	$2,070	$1,744

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	April 2, 2022	April 3, 2021
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(31,891)	$(28,370)
Service cost	(1,714)	(1,861)
Interest cost	(242)	(279)
Benefits paid	928	1,990
Actuarial gain (loss)	3,208	(1,249)
Employee and plan participants contribution	(2,093)	(1,084)
Plan settlements	1,367	525
Foreign currency changes	27	(1,563)
Benefit obligation, end of year	$(30,410)	$(31,891)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$16,142	$15,287
Company contributions	1,432	1,224
Benefits paid	(719)	(1,822)
(Loss) gain on plan assets	(108)	219
Employee and plan participants contribution	2,077	1,064
Plan settlements	(1,356)	—
Foreign currency changes	(21)	170
Fair value of plan assets, end of year	$17,447	$16,142
Funded Status*	$(12,963)	$(15,749)
Unrecognized net actuarial (gain) loss	(236)	2,948
Unrecognized prior service cost	(1,099)	(1,248)
Net amount recognized	$(14,298)	$(14,049)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $6.8 million and $7.0 million at April 2, 2022 and April 3, 2021, respectively. The total liability for this plan, which is included in the table above, was $9.6 million and $11.1 million as of April 2, 2022 and April 3, 2021, respectively.

The accumulated benefit obligation for all plans was $28.4 million and $30.6 million for fiscal 2022 and 2021, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of April 2, 2022 and April 3, 2021.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company's accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of March 30, 2019	$(527)
Actuarial gain	614
Prior service cost	(87)
Plan settlements	(209)
Balance as of March 28, 2020	$(209)
Actuarial loss	(221)
Prior service cost	(130)
Plan settlements	—
Balance as of April 3, 2021	$(560)
Actuarial gain	2,532
Prior service cost	(194)
Plan settlements	(159)
Balance as of April 2, 2022	$1,619

The Company expects to amortize $0.3 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2023.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2022	2021	2020
Discount rate	1.38%	0.58%	0.82%
Rate of increased salary levels	1.81%	1.64%	1.74%
Expected long-term rate of return on assets	0.69%	0.42%	0.31%

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

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company's defined benefit pension plan at fair value as of April 2, 2022. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 14, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at April 2, 2022. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments are as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Fiscal 2023	$1,328
Fiscal 2024	1,426
Fiscal 2025	1,326
Fiscal 2026	1,429
Fiscal 2027	1,384
Fiscal 2028-2032	9,867

The Company's contributions for fiscal 2023 are expected to be consistent with the current year.

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

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her finger print in a scanner that stored her finger print to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In late March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. The Company believes the allegations in this lawsuit are without merit and will defend vigorously against them. The case is still in an early stage and the Company cannot reasonably estimate a range of potential loss and expense at this time.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2019 Equity Plan, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant as of April 2, 2022 were 3,928,160.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

(In thousands)	2022	2021	2020
Selling, general and administrative expenses	$20,694	$22,888	$18,022
Research and development	2,537	1,874	1,210
Cost of goods sold	1,128	754	1,222
	$24,359	$25,516	$20,454

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

A summary of stock option activity for the fiscal year ended April 2, 2022 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 3, 2021	960,687	$70.29	4.04	$40,179
Granted	310,302	56.70
Exercised	(76,648)	38.24
Forfeited/Canceled	(137,703)	83.71
Outstanding at April 2, 2022	1,056,638	$66.87	3.79	$12,423

Exercisable at April 2, 2022	561,114	$57.84	2.41	$10,505

Vested or expected to vest at April 2, 2022	970,200	$66.47	2.77	$12,002

The total intrinsic value of options exercised was $1.7 million, $8.2 million and $18.1 million during fiscal 2022, 2021 and 2020, respectively.

As of April 2, 2022, there was $8.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions utilized for option grants during the periods presented are as follows:

	2022	2021	2020
Volatility	41.9%	33.5%	28.2%
Expected life (years)	4.9	4.9	4.9
Risk-free interest rate	0.8%	0.4%	2.5%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$20.97	$30.53	$28.25

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

A summary of RSU activity for the fiscal year ended April 2, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 3, 2021	248,463	$91.25
Granted	316,985	56.96
Vested	(115,045)	79.60
Forfeited	(63,867)	74.96
Unvested at April 2, 2022	386,536	$69.27

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2022	2021	2020
Grant-date fair value per RSU	$56.96	$102.19	$102.32
Fair value of RSUs vested	$79.60	$66.87	$54.58

As of April 2, 2022, there was $17.6 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.2 years.

Performance Share Units

The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. The PSUs comparison group consists of the Standard and Poor's (“S&P”) MidCap 400 Index. Depending on the Company's relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company's performance relative to the its comparison group. As a result, the Company may issue up to 565,892 shares related to outstanding performance based awards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of PSU activity for the fiscal year ended April 2, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 3, 2021	240,891	$129.24
Granted(1)	106,069	72.52
Vested	—	—
Forfeited	(64,014)	107.04
Unvested at April 2, 2022	282,946	$102.17
(1) Includes the adjustment of 70,672 shares for awards granted in fiscal 2019, based on actual relative total shareholder return of 0%

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2022	2021	2020
Expected stock price volatility	49.23%	36.79%	28.64%
Peer group stock price volatility	45.75%	42.31%	29.77%
Correlation of returns	65.06%	65.12%	50.30%

The weighted-average grant-date fair value of PSUs granted and total fair value of PSUs vested are as follows:

	2022	2021	2019
Grant-date fair value per PSU	$72.52	$123.92	$146.93
Fair value of PSUs vested	$—	$47.43	$34.78

As of April 2, 2022, there was $14.0 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2022	2021	2020
Volatility	55.6%	49.8%	34.7%
Expected life (months)	6	6	6
Risk-free interest rate	0.1%	0.1%	2.0%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $20.77, $30.77 and $27.11 during fiscal 2022, 2021 and 2020, respectively.

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

The Company’s reportable and operating segments are as follows:
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

Selected information by reportable segment is presented below:

(In thousands)	2022	2021	2020
Net revenues
Plasma	$351,945	$333,334	$460,637
Blood Center	294,541	307,370	325,661
Hospital	321,580	210,606	194,604
Net revenues by business unit	968,066	851,310	980,902
Service (1)	20,811	20,758	19,830
Effect of exchange rates	4,319	(1,605)	(12,253)
Net revenues	$993,196	$870,463	$988,479
(1) Reflects revenue for service, maintenance and parts.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2022	2021	2020
Segment operating income
Plasma	$183,131	$172,463	$225,351
Blood Center	136,691	141,962	159,802
Hospital	129,783	84,066	80,669
Segment operating income	449,605	398,491	465,822
Corporate expenses (1)	(281,476)	(256,751)	(255,727)
Effect of exchange rates	18,993	12,830	7,920
Deal amortization	(47,414)	(32,830)	(25,746)
Impairment of assets and PCS2 related charges	(5,732)	(25,696)	(75,750)
Integration and transaction costs	(21,604)	(18,421)	(568)
Restructuring and restructuring related costs	(28,824)	(15,661)	(19,878)
MDR and IVDR costs	(11,033)	(4,130)	(1,506)
Litigation-related charges	(1,368)	(897)	701
Gains on divestitures and sale of assets	9,603	32,812	8,083
Operating income	$80,750	$89,747	$103,351
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

(In thousands)	2022	2021	2020
Depreciation and amortization
Plasma	$28,314	$24,093	$63,347
Blood Center	32,489	39,672	38,429
Hospital	36,944	20,522	8,513
Total depreciation and amortization (excluding impairment charges)	$97,747	$84,287	$110,289

(In thousands)	April 2, 2022	April 3, 2021
Long-lived assets(1)
Plasma	$129,241	$105,599
Blood Center	82,714	83,225
Hospital	46,527	28,735
Total long-lived assets	$258,482	$217,559
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by operating regions is presented below:

(In thousands)	April 2, 2022	April 3, 2021
Long-lived assets(1)
United States	$200,927	$159,749
Japan	1,096	1,515
Europe	11,989	10,384
Asia	28,132	30,588
Other	16,338	15,323
Total long-lived assets	$258,482	$217,559
(1) Long-lived assets are comprised of property, plant and equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2022	2021	2020
United States	$639,322	$522,607	$646,204
Japan	75,562	77,676	72,218
Europe	163,520	159,077	153,347
Asia	110,802	105,820	109,295
Other	3,990	5,283	7,415
Net revenues	$993,196	$870,463	$988,479

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

Net revenues by product line are as follows:

(In thousands)	2022	2021	2020
Plasma products and services	427,611	414,266	537,231
Blood Center products and services	236,158	239,614	252,829
Hospital products and services	329,427	216,583	198,419
Net revenues	$993,196	$870,463	$988,479

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended April 2, 2022 and April 3, 2021:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance, March 28, 2020	$(31,100)	$(209)	$(13,826)	$(45,135)
Other comprehensive income (loss) before reclassifications	9,572	(379)	(489)	8,704
Amounts reclassified from accumulated other comprehensive gain(1)	—	28	6,856	6,884
Net current period other comprehensive income (loss)	9,572	(351)	6,367	15,588
Balance, April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
Other comprehensive income (loss) before reclassifications	(6,391)	2,179	5,785	1,573
Amounts reclassified from accumulated other comprehensive gain(1)	—	—	2,020	2,020
Net current period other comprehensive income (loss)	(6,391)	2,179	7,805	3,593
Balance, April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of April 2, 2022. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company's management believes that its internal controls over financial reporting were effective as of April 2, 2022.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated May 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 25, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
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

3. Material Contracts
10A
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 25, 2014 and incorporated herein by reference) (1).

10B	Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Form 8-K dated July 29, 2019 and incorporated herein by reference) (1).
10C
Form of Non-Qualified Stock Option Award Agreement under 2005 Long Term-Incentive Compensation Plan for Non-employee Directors (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 2005 and incorporated herein by reference) (1).

10D
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company's Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference) (1).

10E
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference) (1).

10F
Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10G
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10H
Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (filed as Exhibit 10U to the Company's Form 10-K for the year ended April 3, 2010 and incorporated herein by reference) (1).

10I
Form of Restricted Stock Unit Award Agreement with Employees under 2005 Long-Term Incentive Compensation Plan (adopted fiscal 2019) (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference) (1).

10J
Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10K
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2019) (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference) (1).

10L
Form of Performance Share Unit Award Agreement Under 2005 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10AV to the Company's Form 10-K for the year ended March 30, 2019 and incorporated herein by reference) (1).

10M
Form of Performance Share Unit Award Agreement Under 2019 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10N
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference) (1).

10O
Employment Agreement effective as of May 16, 2016 between the Company and Christopher A. Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference) (1).

10P
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10Q
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10R
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10S
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10T
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company's Form 8-K dated April 29, 2019 and incorporated herein by reference) (1).

10U
CFO Retention and Transition Agreement, dated as of November 8, 2021, by and between the Company and William P. Burke (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended January 1, 2022 and incorporated herein by reference) (1).

10V	Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).
10W	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 29, 2018 and incorporated herein by reference) (2).
10X	Lease dated July 17, 1990 between the Buncher Company and the Company of property in Leetsdale, Pennsylvania (filed as Exhibit 10-K to the Company's Form S-1 No. 33-39490 and incorporated herein by reference).
10Y
First Amendment to lease dated July 17, 1990, made as of April 30, 1991 between Buncher Company and the Company of property in Leetsdale, Pennsylvania (filed as Exhibit 10AI to the Company's Form 10-Q for the quarter ended December 28, 1996 and incorporated herein by reference).

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

10AJ
Twelfth Amendment to lease dated July 17, 1990, made as of May 22, 2020 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference) (3).

10AK
Thirteenth Amendment to lease dated July 17, 1990, made as of December 21, 2020 between Buncher Company and the Company for the property in Leetsdale, Pennsylvania (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference) (3).

10AL	Fourteenth Amendment to lease dated July 17, 1990, made as of November 11, 2021 by and between Buncher Company and the Company for property located in Leetsdale, Pennsylvania (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended January 1, 2022 and incorporated herein by reference) (3).
10AM	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 27, 2020 and incorporated herein by reference) (3).
10AN	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).
10AO	Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AP	Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AQ	Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AR	Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AS	Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AT
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

10AU	Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AV	Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10X to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AW
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

10AX	Sublease Contract to Lease Agreement effective December 3, 2007, made as of December 3, 2011 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing, S.de R.L. de C.V., and Pall Life Sciences Mexico, S. de R.L. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Y to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AY	Sublease Contract to Lease Agreement effective December 3, 2007, made as of February 23, 2012 between Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V. and Ensatec, S.A. de C.V., for the property located in Tijuana, Mexico (filed as Exhibit 10Z to the Company's Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AZ	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company's 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10BA	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, as amended on October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (3).
10BB	Credit Agreement, dated as of June 15, 2018, by and among Haemonetics Corporation, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 18, 2018 and incorporated herein by reference).
10BC	Amendment No. 1, dated as of March 1, 2021, to Credit Agreement dated as of June 15, 2018, by and among Haemonetics Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Form 8-K dated March 1 2021 and incorporated herein by reference).
10BD	Form of Confirmation of Call Option Transaction (filed as Exhibit 10.1 to the Company's Form 8-K dated as of March 5, 2021 and incorporated herein by reference).
10BE	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.1 to the Company's Form 8-K dated as of March 16, 2021 and incorporated herein by reference).
10BF	Agreement and Plan of Merger, dated as of January 17, 2021, by and among the Company, Concordia Merger Sub, Inc., Cardiva Medical, Inc. and Fortis Advisors LLC, as the Seller Representative (filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference) (3).

4. Subsidiaries Certifications and Consents
21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
101*	The following materials from Haemonetics Corporation on Form 10-K for the year ended April 2, 2022, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.
**	Document furnished with this report.
(1)	Agreement, plan, or arrangement related to the compensation of officers or directors.
(2)	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(3)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 25, 2022
Christopher A. Simon	(Principal Executive Officer)

/s/ James C. D'Arecca	Executive Vice President, Chief Financial Officer	May 25, 2022
James C. D'Arecca	(Principal Financial Officer)

/s/ Dan Goldstein	Vice President, Corporate Controller	May 25, 2022
Dan Goldstein	(Principal Accounting Officer)

/s/ Robert E. Abernathy	Director	May 25, 2022
Robert E. Abernathy

/s/ Catherine M. Burzik	Director	May 25, 2022
Catherine M. Burzik

/s/ Michael J. Coyle	Director	May 25, 2022
Michael J. Coyle

/s/ Charles J. Dockendorff	Director	May 25, 2022
Charles J. Dockendorff

/s/ Lloyd E. Johnson	Director	May 25, 2022
Lloyd E. Johnson

/s/ Mark W. Kroll	Director	May 25, 2022
Mark W. Kroll

/s/ Claire Pomeroy	Director	May 25, 2022
Claire Pomeroy

/s/ Ellen M. Zane	Director	May 25, 2022
Ellen M. Zane