Form 10-Q
period 2022-07-02
HAEMONETICS CORP
filed 2022-08-10
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of August 8, 2022: 51,316,543

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net revenues	$261,458	$228,528
Cost of goods sold	119,195	120,443
Gross profit	142,263	108,085
Operating expenses:
Research and development	10,902	12,701
Selling, general and administrative	92,227	91,218
Amortization of intangible assets	8,367	12,379
Gains on divestitures and sale of assets	—	(9,603)
Total operating expenses	111,496	106,695
Operating income	30,767	1,390
Interest and other expense, net	(5,273)	(4,398)
Income (loss) before provision for income taxes	25,494	(3,008)
Provision for income taxes	5,617	1,446
Net income (loss)	$19,877	$(4,454)

Net income (loss) per share - basic	$0.39	$(0.09)
Net income (loss) per share - diluted	$0.38	$(0.09)

Weighted average shares outstanding
Basic	51,224	50,939
Diluted	51,683	50,939

Comprehensive income (loss)	$13,114	$(4,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	July 2, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$214,948	$259,496
Accounts receivable, less allowance of $2,495 at July 2, 2022 and $2,475 at April 2, 2022	146,463	159,376
Inventories, net	277,887	293,027
Prepaid expenses and other current assets	48,485	44,132
Total current assets	687,783	756,031
Property, plant and equipment, net	288,321	258,482
Intangible assets, less accumulated amortization of $386,235 at July 2, 2022 and $376,552 at April 2, 2022	302,710	310,261
Goodwill	466,115	467,287
Deferred tax asset	4,552	4,468
Other long-term assets	71,045	63,205
Total assets	$1,820,526	$1,859,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$6,853	$214,148
Accounts payable	57,907	58,371
Accrued payroll and related costs	30,422	48,540
Other current liabilities	85,305	121,207
Total current liabilities	180,487	442,266
Long-term debt, net of current maturities	763,141	559,441
Deferred tax liability	32,622	28,727
Other long-term liabilities	73,853	79,876
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,315,653 shares at July 2, 2022 and 51,124,240 shares at April 2, 2022	513	511
Additional paid-in capital	580,359	572,476
Retained earnings	222,268	202,391
Accumulated other comprehensive loss	(32,717)	(25,954)
Total stockholders’ equity	770,423	749,424
Total liabilities and stockholders’ equity	$1,820,526	$1,859,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 2, 2022	July 3, 2021
Cash Flows from Operating Activities:
Net income (loss)	$19,877	$(4,454)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	22,447	25,033
Impairment of assets	94	5,144
Share-based compensation expense	5,299	6,828
Amortization of deferred finance costs	797	1,019
Benefit for losses on inventory	(2,075)	(544)
Gains on divestitures and sale of assets	—	(9,603)
Contingent consideration expense	(504)	9,774
Other non-cash operating activities	1,602	4,940
Change in operating assets and liabilities:
Change in accounts receivable	10,358	(5,342)
Change in inventories	15,240	(8,553)
Change in prepaid income taxes	2,118	2,121
Change in other assets and other liabilities	(6,079)	1,256
Change in accounts payable and accrued expenses	(27,181)	(29,299)
Net cash provided by (used in) operating activities	41,993	(1,680)
Cash Flows from Investing Activities:
Capital expenditures	(45,467)	(13,919)
Acquisition	(2,850)	(2,500)
Proceeds from sale of property, plant and equipment	498	568
Other investments	(10,395)	—
Net cash used in investing activities	(58,214)	(15,851)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(4,375)	(4,375)
Contingent consideration payments	(21,593)	—
Proceeds from employee stock purchase plan	2,459	2,210
Proceeds from exercise of stock options	127	500
Other	(13)	31
Net cash used in financing activities	(23,395)	(1,634)
Effect of exchange rates on cash and cash equivalents	(4,932)	322
Net Change in Cash and Cash Equivalents	(44,548)	(18,843)
Cash and Cash Equivalents at Beginning of Period	259,496	192,305
Cash and Cash Equivalents at End of Period	$214,948	$173,462
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$38,022	$3,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended July 2, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2023 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the three months ended July 2, 2022, except for those discussed in Note 5, Earnings Per Share and Note 9, Notes Payable and Long-term Debt.

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

Standards to be Implemented

In March 2020, the FASB issued ASU 2020-04 — Reference Rate Reform (Topic 848). The new guidance allows companies to elect certain practical expedients to ease the financial reporting burden during the transition period of reference rate reform. The Company is evaluating the impact of this ASU and the related practical expedients allowed under ASU 848 on the Company's financial position and results of operations.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended July 2, 2022 and July 3, 2021, the Company incurred $3.5 million and $9.9 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $59.2 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the three months ended July 2, 2022, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 2, 2022	$2,460	$345	$2,805
Costs incurred, net of reversals	(44)	—	(44)
Payments	(703)	(20)	(723)
Balance at July 2, 2022	$1,713	$325	$2,038

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Cost of goods sold	$(206)	$2,253
Research and development	—	105
Selling, general and administrative expenses	162	1,062
	$(44)	$3,420

As of July 2, 2022, the Company had a restructuring liability of $2.0 million, of which $1.7 million is payable within the next twelve months.

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

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Plasma	$(211)	$2,288
Blood Center	—	3
Hospital	—	(38)
Corporate	167	1,167
Total	$(44)	$3,420

Restructuring related costs	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Plasma	$640	$1,738
Blood Center	2	490
Hospital	89	133
Corporate	2,791	4,274
Total	$3,522	$6,635

Total restructuring and restructuring related costs	$3,478	$10,055

4. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 2, 2022, the Company reported income tax expense of $5.6 million representing an effective tax rate of 22.0%. The effective tax rate for the three months ended July 2, 2022 includes $0.6 million of discrete tax expense relating to stock compensation shortfalls.

For the three months ended July 3, 2021, the Company reported income tax expense of $1.4 million representing an effective tax rate of (48.1)%. The effective tax rate for the three months ended July 3, 2021 includes $0.8 million of discrete tax expense relating to stock compensation shortfalls.

5. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	July 2, 2022	July 3, 2021
Basic EPS
Net income (loss)	$19,877	$(4,454)
Weighted average shares	51,224	50,939
Basic income (loss) per share	$0.39	$(0.09)
Diluted EPS
Net income (loss)	$19,877	$(4,454)
Basic weighted average shares	51,224	50,939
Net effect of common stock equivalents	459	—
Diluted weighted average shares	51,683	50,939
Diluted income (loss) per share	$0.38	$(0.09)

Basic earnings per share is calculated using the Company’s weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three months ended July 2, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million anti-dilutive shares. For the three months ended July 3, 2021, the Company recognized a net loss; therefore it excluded the impact of outstanding stock awards from the diluted loss per share calculation as its inclusion would have an anti-dilutive effect.

In August 2022, the Company announced that its Board of Directors had authorized the repurchase of up to $300 million of Haemonetics common shares over the next three years. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion, with the intent of beginning activity under the program during fiscal 2023, and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

6. REVENUE

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

As of July 2, 2022, the Company had $24.7 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 76% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of July 2, 2022 and April 2, 2022, the Company had contract assets of $6.4 million and $5.5 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of July 2, 2022 and April 2, 2022, the Company had contract liabilities of $25.4 million and $26.8 million, respectively. During the three months ended July 2, 2022, the Company recognized $11.7 million of revenue, respectively, that was included in the above April 2, 2022 contract liability balance.

7. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	July 2, 2022	April 2, 2022
Raw materials	$92,416	$88,886
Work-in-process	18,234	17,187
Finished goods	167,237	186,954
Total inventories	$277,887	$293,027

8. LEASES

Lessor Activity

Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents approximately 3 percent of the Company’s total net sales.

9. NOTES PAYABLE AND LONG-TERM DEBT

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

During the first quarter of fiscal 2023, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of July 2, 2022 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

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

As of July 2, 2022, the $500.0 million principal balance was netted down by $9.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $490.1 million. Interest expense related to the 2026 Notes was $0.7 million, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that mature on June 15, 2023. Interest on the 2018 Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on the Company’s leverage ratio. Under the 2018 Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. At July 2, 2022, $280.0 million was outstanding under the term loan with an effective interest rate of 3.4%. There were no borrowings outstanding on the revolving loan. The Company also has $20.9 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of July 2, 2022.

The Company was in compliance with the leverage and interest coverage ratios specified in the 2018 Credit Facilities as well as all other bank covenants as of July 2, 2022.

On July 26, 2022, the Company entered into an amended and restated credit agreement with certain lenders to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420 million senior unsecured revolving credit facility (together, the “Revised Credit Facilities”). Loans under the Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

As a result of the Company’s entry into the Revised Credit Facilities, the Company has reclassified short term debt to long term on the condensed consolidated balance sheet accordance with ASC 470.

The Company has required scheduled principal payments of $5.3 million during the remainder of fiscal 2023.

10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended July 2, 2022, 30.4% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Japanese Yen and the Euro, and to a lesser extent the Swiss Franc, Chinese Yuan and the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of July 2, 2022 and April 2, 2022 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $49.8 million as of July 2, 2022 and $67.3 million as of April 2, 2022. At July 2, 2022, a gain of $0.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of July 2, 2022 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $44.1 million as of July 2, 2022 and $39.5 million as of April 2, 2022.

Interest Rate Swaps

On June 15, 2018, the Company entered into the 2018 Credit Facilities, which provided for a $350.0 million term loan and a $350.0 million revolving credit facility. Under the terms of the 2018 Credit Facilities, interest is established using LIBOR plus 1.13% - 1.75%. As a result, the Company’s earnings and cash flows are exposed to interest rate risk from changes to LIBOR. Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

In August 2018, the Company entered into two interest rate swap agreements (the “Swaps”) to pay an average fixed rate of 2.80% on a total notional value of $241.9 million of debt. As a result of the Swaps, 70% of the Term Loan previously exposed to interest rate risk from changes in LIBOR is now fixed at a rate of 4.05%. The Swaps mature on June 15, 2023. As of July 2, 2022, the notional value was $196.0 million. The Company designated the Swaps as cash flow hedges of variable interest rate risk associated with $345.6 million of indebtedness. For the three months ended July 2, 2022, a gain of $3.1 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance the 2018 Credit Facilities and extend the maturity date to June 15, 2025. The Company is in the process of evaluating additional interest rate swap protection that would extend beyond June 2023.

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

The Company’s allowance for credit losses is maintained for trade accounts receivable based on the expected collectability, the historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. To date, the Company has not experienced significant customer payment defaults, or identified other significant collectability concerns.

The following is a rollforward of the allowance for credit losses:

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Beginning balance	$2,475	$2,226
Credit (gain) loss	146	27
Write-offs	(126)	(17)
Ending balance	$2,495	$2,236

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended July 2, 2022:

(In thousands)	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$900	$1,242	Net revenues, COGS and SG&A	$101	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$925	Interest and other expense, net
Designated interest rate swaps, net of tax	$2,350	$(799)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of July 2, 2022 or April 2, 2022. As of July 2, 2022, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 2, 2022, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of July 2, 2022 and April 2, 2022:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		July 2, 2022	April 2, 2022
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$4,528	$3,133
Non-designated foreign currency hedge contracts	Other current assets	110	99
Designated interest rate swaps	Other current assets	49	—
		$4,687	$3,232
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$282	$56
Non-designated foreign currency hedge contracts	Other current liabilities	196	25
Designated interest rate swaps	Other current liabilities	—	1,813
		$478	$1,894

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 2, 2022 and April 2, 2022.

	As of July 2, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$44,030	$—	$—	$44,030
Designated foreign currency hedge contracts	—	4,528	—	4,528
Non-designated foreign currency hedge contracts	—	110	—	110
Designated interest rate swaps	—	49	—	49
	$44,030	$4,687	$—	$48,717
Liabilities
Designated foreign currency hedge contracts	$—	$282	$—	$282
Non-designated foreign currency hedge contracts	—	196	—	196
Contingent consideration	—	—	877	877
	$—	$478	$877	$1,355

	As of April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$97,425	$—	$—	$97,425
Designated foreign currency hedge contracts	—	3,133	—	3,133
Non-designated foreign currency hedge contracts	—	99	—	99
	$97,425	$3,232	$—	$100,657
Liabilities
Designated foreign currency hedge contracts	$—	$56	$—	$56
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	1,813	—	1,813
Contingent consideration	—	—	33,675	33,675
	$—	$1,894	$33,675	$35,569

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

	Fair Value at	Valuation	Unobservable
(In thousands)	July 2, 2022	Technique	Input	Range
Revenue-based payments	$877	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2022 - 2023

The fair value of contingent consideration associated with acquisitions was $0.9 million at July 2, 2022 and was included in other liabilities. A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 2, 2022	$33,675
Change in fair value	(504)
Payments	(32,293)
Currency translation	(1)
Balance at July 2, 2022	$877

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of July 2, 2022 was $396.1 million, which was determined by using the market price on the last trading day of the reporting period.

11. COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. The Company believes that, except for those matters described below, there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. At each reporting period, management evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under ASC 450, Contingencies, for all matters. Legal costs are expensed as incurred.

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

12. SEGMENT AND ENTERPRISE-WIDE INFORMATION

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

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Net revenues
Plasma	$103,042	$71,803
Blood Center	66,573	71,736
Hospital	89,184	77,607
Net revenues by business unit	258,799	221,146
Service (1)	5,137	5,268
Effect of exchange rates	(2,478)	2,114
Net revenues	$261,458	$228,528
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Segment operating income
Plasma	$55,126	$35,346
Blood Center	30,377	33,882
Hospital	34,722	31,597
Segment operating income	120,225	100,825
Corporate expenses (1)	(81,584)	(68,731)
Effect of exchange rates	6,245	5,812
Integration and transaction costs	758	(16,733)
Deal amortization	(8,367)	(12,379)
Restructuring and restructuring related costs	(3,478)	(10,055)
Impairment of assets and PCS2 related charges	350	(3,643)
MDR and IVDR costs	(3,186)	(2,371)
Litigation-related charges	(196)	(938)
Gains on divestitures and sale of assets	—	9,603
Operating income	$30,767	$1,390
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

Net revenues by product line are as follows:

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Plasma products and services	$118,352	$90,509
Blood Center products and services	52,918	57,747
Hospital products and services	90,188	80,272
Net revenues	$261,458	$228,528

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
United States	$181,996	$141,028
Japan	13,878	17,221
Europe	40,457	43,335
Asia	24,424	25,952
Other	703	992
Net revenues	$261,458	$228,528

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
Other comprehensive income (loss) before reclassifications(1)	(9,570)	—	3,250	(6,320)
Amounts reclassified from Accumulated Other Comprehensive Income(1)	—	—	(443)	(443)
Net current period other comprehensive income (loss)	(9,570)	—	2,807	(6,763)
Balance as of July 2, 2022	$(37,489)	$1,619	$3,153	$(32,717)
(1) Presented net of income taxes, the amounts of which are insignificant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

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

Recent Developments

Share Repurchase Program

In August 2022, we announced that our Board of Directors had authorized the repurchase of up to $300 million of Haemonetics common shares over the next three years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the repurchase program will be at the Company’s discretion with the intent of beginning activity under the program during fiscal 2023.

Debt Issuance and Repayment

On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance the credit facilities under our 2018 credit agreement (as amended from time to time) and extend the applicable maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under our 2018 credit agreement, and a $420 million senior unsecured revolving credit facility.

Operational Excellence Program

During fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended July 2, 2022 and July 3, 2021, the Company incurred $3.5 million and $9.9 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $59.2 million as of July 2, 2022.

Financial Summary

	Three Months Ended
(In thousands, except per share data)	July 2, 2022	July 3, 2021	% Increase/ (Decrease)
Net revenues	$261,458	$228,528	14.4%
Gross profit	$142,263	$108,085	31.6%
% of net revenues	54.4%	47.3%
Operating expenses	$111,496	$106,695	4.5%
Operating income	$30,767	$1,390	2,113.5%
% of net revenues	11.8%	0.6%
Interest and other expense, net	$(5,273)	$(4,398)	19.9%
Income (loss) before provision for income taxes	$25,494	$(3,008)	n/m
Provision for income taxes	$5,617	$1,446	288.5%
% of pre-tax income	22.0%	(48.1)%
Net income (loss)	$19,877	$(4,454)	n/m
% of net revenues	7.6%	(1.9)%
Net income (loss) per share - basic	$0.39	$(0.09)	n/m
Net income (loss) per share - diluted	$0.38	$(0.09)	n/m

Net revenues increased 14.4% during the three months ended July 2, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, net revenues increased 16.6% during the three months ended July 2, 2022, respectively, as compared with the same periods of fiscal 2022. Revenue increases including both volume and price in our Plasma and Hospital businesses drove the overall increase in revenue during the three months ended July 2, 2022.

Operating income increased during the three months ended July 2, 2022 as compared with the same period of fiscal 2022, primarily due to increased revenues in Plasma and Hospital and savings from the 2020 Program, as well as decreased spending on acquisition costs in the current year, partially offset by lower revenues in Blood Center, increased freight costs in our global supply chain and increased sales and marketing expense.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	Reported growth	Currency impact	Constant currency growth (1)
United States	$181,996	$141,028	29.0%	—%	29.0%
International	79,462	87,500	(9.2)%	(5.2)%	(4.0)%
Net revenues	$261,458	$228,528	14.4%	(2.2)%	16.6%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. During the three months ended July 2, 2022 our revenue generated outside the U.S. was 30.4% of total net revenues, as compared with 38.3% during the three months ended July 3, 2021, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$102,381	$71,844	42.5%	(1.0)%	43.5%
Blood Center	65,694	72,945	(9.9)%	(2.7)%	(7.2)%
Hospital (2)	88,494	78,494	12.7%	(2.2)%	14.9%
Service	4,889	5,245	(6.8)%	(4.3)%	(2.5)%
Net revenues	$261,458	$228,528	14.4%	(2.2)%	16.6%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $33.5 million and $32.2 million during the three months ended July 2, 2022 and July 3, 2021, respectively. Hemostasis Management revenue increased 4.1% in the first quarter of fiscal 2023, as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 5.8% in the first quarter of fiscal 2023, as compared with the same period of fiscal 2022. Vascular Closure revenue increased 35.9% in the first quarter of fiscal 2023 as compared with the same period of fiscal 2022.

Plasma

Plasma revenue increased 42.5% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Plasma revenue increased 43.5% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. The increase during the three months ended July 2, 2022, as compared with the same period of fiscal 2021 was driven by volume and price.

In early April 2021, CSL Plasma, Ltd. (“CSL”) informed us of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits that was initially set to expire in June 2022. In fiscal 2022, revenue under this Supply Agreement was $102.4 million. During the third quarter of fiscal 2022, we amended the supply agreement to allow CSL to continue to use our PCS2 devices and purchase disposables through December 2023. The extension provides CSL the ability to utilize our devices and disposables in their collection centers on a non-exclusive basis, and CSL has committed to a minimum of $88.0 million of disposable purchases in fiscal 2023.

Blood Center

Blood Center revenue decreased 9.9% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Blood Center revenue decreased 7.2% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. The decrease during the three months ended July 2, 2022 as compared with the same periods of fiscal 2022 was primarily driven by a decline in the volume of apheresis disposables.

Hospital

Hospital revenue increased 12.7% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hospital revenue increased 14.9% during the three months ended July 2, 2022, as compared with the same periods of fiscal 2022. The increase during the three months ended July 2, 2022 was primarily attributable to Vascular Closure revenue, as well as increases in TEG disposables revenue in the U.S. and Transfusion Management revenue.

Gross Profit

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	% Increase
Gross profit	$142,263	$108,085	31.6%
% of net revenues	54.4%	47.3%

Gross profit increased 31.6% during the three months ended July 2, 2022 as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, gross profit increased 34.4% during the three months ended July 2, 2022, as compared with the same period of fiscal 2022. The increase during the three months ended July 2, 2022 was primarily driven by volume and mix, price and productivity savings from the Operational Excellence Program, partially offset by inflationary pressures in our global manufacturing and supply chain and increased depreciation expense.

Operating Expenses

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021	% Increase/ (Decrease)
Research and development	$10,902	$12,701	(14.2)%
% of net revenues	4.2%	5.6%
Selling, general and administrative	$92,227	$91,218	1.1%
% of net revenues	35.3%	39.9%
Amortization of intangible assets	$8,367	$12,379	(32.4)%
% of net revenues	3.2%	5.4%
Gains on divestitures and sale of assets	$—	$(9,603)	n/m
% of net revenues	—%	(4.2)%
Total operating expenses	$111,496	$106,695	4.5%
% of net revenues	42.6%	46.7%

Research and Development

Research and development expenses decreased 14.2% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effect of foreign exchange, research and development expenses decreased 13.6% during the three months ended July 2, 2022, as compared with the same period of fiscal 2022. This decrease was primarily due to the timing of investments across quarters and cost savings related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.1% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effect of foreign exchange, selling, general, and administrative expenses increased 2.3% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. The increase during the three months ended July 2, 2022 was primarily driven by inflationary pressures and higher freight costs in our global supply chain, and higher investments in sales and marketing, partially offset by cost savings related to the 2020 Program and decreased spend on acquisitions in the current year.

Amortization of Intangible Assets

We recognized amortization expense of $8.4 million during the three months ended July 2, 2022 and $12.4 million during the three months ended July 3, 2021. The decrease is primarily the result of intangible assets that became fully amortized during fiscal 2022.

Gains on Divestitures

We recognized gains on divestitures of $9.6 million during the three months ended July 3, 2021, with no gains on divestitures during the three months ended July 2, 2022.

Interest and Other Expense, Net

Interest and other expenses increased 19.9% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. Without the effects of foreign exchange, interest and other expenses increased 18.2% during the three months ended July 2, 2022 as compared with the same period of fiscal 2022. The increase was primarily driven by higher interest rates which impacted the interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 2, 2022, we reported income tax expense of $5.6 million representing an effective tax rate of 22.0%. The effective tax rate for the three months ended July 2, 2022 includes $0.6 million discrete tax expense relating to stock compensation shortfalls.

For the three months ended July 3, 2021, we reported income tax expense of $1.4 million representing an effective tax rate of (48.1)%. The effective tax rate for the three months ended July 3, 2021 includes $0.8 million discrete tax expense relating to stock compensation shortfalls.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	July 2, 2022	April 2, 2022
Cash & cash equivalents	$214,948	$259,496
Working capital	$507,296	$313,765
Current ratio	3.8	1.7
Net debt(1)	$(555,046)	$(514,093)
Days sales outstanding (DSO)	50	54
Inventory turnover	1.5	1.4
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations, our revolving credit line and proceeds from employee stock option exercises. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, cash payments under our credit agreement and restructuring initiatives.

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of July 2, 2022.

As of July 2, 2022, we had $214.9 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On June 15, 2018, we entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that mature on June 15, 2023. Interest on the 2018 Credit Facilities is established using LIBOR plus 1.13% - 1.75%, depending on our leverage ratio. Under the 2018 Credit Facilities, we are required to maintain certain leverage and interest coverage ratios specified in the credit agreement as well as other customary non-financial affirmative and negative covenants. As of July 2, 2022, $280.0 million was outstanding under the term loan with an effective interest rate of 3.4%. There were no borrowings outstanding on the revolving loan. We also had $20.9 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of July 2, 2022. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of July 2, 2022.

On July 26, 2022, the Company entered into an amended and restated credit agreement with certain lenders to refinance the 2018 Credit Facilities and extend the maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420 million senior unsecured revolving credit facility (together, the “Revised Credit Facilities”). Loans under the Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

The Company has scheduled principal payments of $5.3 million and $12.3 million required during the remainder of fiscal 2023 and during fiscal 2024, respectively.

During fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three months ended July 2, 2022, we incurred $3.5 million of restructuring and restructuring related costs under this program.

Cash Flows

	Three Months Ended
(In thousands)	July 2, 2022	July 3, 2021
Net cash provided by (used in):
Operating activities	$41,993	$(1,680)
Investing activities	(58,214)	(15,851)
Financing activities	(23,395)	(1,634)
Effect of exchange rate changes on cash and cash equivalents(1)	(4,932)	322
Net change in cash and cash equivalents	$(44,548)	$(18,843)
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $43.7 million during the three months ended July 2, 2022, as compared with the three months ended July 3, 2021. The increase in cash provided by operating activities was primarily the result of an increase in net income, higher collections of accounts receivable and a decrease in inventories driven by NexSys PCS device placements.

Net cash used in investing activities increased by $42.4 million during the three months ended July 2, 2022, as compared with the three months ended July 3, 2021. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures, driven by NexSys PCS device placements, and other investments in the current year.

Net cash used in financing activities increased by $21.8 million during the three months ended July 2, 2022, as compared with the three months ended July 3, 2021, primarily due to acquisition-related contingent consideration payments made in the current year.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during the three months ended July 2, 2022. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue throughout fiscal 2023. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During the three months ended July 2, 2022, 30.4% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Francs, Chinese Yuan and Mexican Pesos. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

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

•Costs and risks associated with product liability and other litigation claims we may be subject to now or in the future; and

•Market conditions impacting our stock price and/or our share repurchase program, and the possibility that such share repurchase program may be delayed, suspended or discontinued.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of July 2, 2022, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $4.7 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our Credit Facilities, all of which is variable rate debt. Total outstanding debt under our Credit Facilities as of July 2, 2022 was $280.0 million with an interest rate of 3.4% based on prevailing LIBOR rates. An increase of 100 basis points in LIBOR rates would result in additional annual interest expense of $0.9 million.

On July 26, 2022, we entered into an amended and restated credit agreement to refinance the 2018 Credit Facilities and extend the applicable maturity date to June 15, 2025. As of July 26, 2022, total outstanding debt under our Revised Credit Facilities was $280.0 million with an interest rate of 4.2% based on prevailing Term SOFR rates and as otherwise specified under the terms of the amended and restated credit agreement. An increase of 100 basis points in Term SOFR rates would result in an additional annual interest expense of $1.6 million.

As of July 2, 2022, the notional amount on our two interest rate swap agreements to effectively convert borrowings under our 2018 Credit Facilities from a variable rate to a fixed rate were $196.0 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges and expire in June 2023. In connection with the Company’s entry in the Revised Credit Facilities, the Company is in the process of evaluating additional interest rate swap protection that would extend beyond June 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of July 2, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of July 2, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 11, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1*	Second Amendment to Lease Agreement effective December 3, 2007, made as of June 17, 2022 between Mrs. Blanca Estela Colunga Santelices and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. (1).

10.2*	Retention and Transition Agreement, dated as of June 14, 2022, by and between the Company and Michelle L. Basil (2).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

(2)	Agreement, plan or arrangement related to the compensation of officers or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION
August 10, 2022	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2022	By:	/s/ James C. D'Arecca
James C. D'Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)