Form 10-Q
period 2022-10-01
HAEMONETICS CORP
filed 2022-11-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of November 4, 2022: 50,608,362

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues	$297,485	$239,897	$558,943	$468,425
Cost of goods sold	139,607	117,356	258,802	237,799
Gross profit	157,878	122,541	300,141	230,626
Operating expenses:
Research and development	10,896	10,853	21,798	23,554
Selling, general and administrative	92,411	75,778	184,638	166,996
Amortization of intangible assets	8,221	11,400	16,588	23,779
Gains on divestiture	(382)	—	(382)	(9,603)
Total operating expenses	111,146	98,031	222,642	204,726
Operating income	46,732	24,510	77,499	25,900
Interest and other expense, net	(5,673)	(4,588)	(10,946)	(8,986)
Income before provision for income taxes	41,059	19,922	66,553	16,914
Provision for income taxes	7,862	5,066	13,479	6,512
Net income	$33,197	$14,856	$53,074	$10,402

Net income per share - basic	$0.65	$0.29	$1.04	$0.20
Net income per share - diluted	$0.64	$0.29	$1.03	$0.20

Weighted average shares outstanding
Basic	50,953	51,039	51,089	50,989
Diluted	51,558	51,458	51,620	51,358

Comprehensive income	$25,659	$14,420	$38,773	$10,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	October 1, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$241,200	$259,496
Accounts receivable, less allowance for credit losses of $2,495 at October 1, 2022 and $2,475 at April 2, 2022	171,532	159,376
Inventories, net	254,680	293,027
Prepaid expenses and other current assets	48,377	44,132
Total current assets	715,789	756,031
Property, plant and equipment, net	307,844	258,482
Intangible assets, less accumulated amortization of $395,822 at October 1, 2022 and $376,552 at April 2, 2022	292,595	310,261
Goodwill	464,987	467,287
Deferred tax asset	4,282	4,468
Other long-term assets	79,615	63,205
Total assets	$1,865,112	$1,859,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$58,194	$214,148
Accounts payable	61,484	58,371
Accrued payroll and related costs	44,596	48,540
Other current liabilities	97,901	121,207
Total current liabilities	262,175	442,266
Long-term debt, net of current maturities	759,552	559,441
Deferred tax liability	35,974	28,727
Other long-term liabilities	78,402	79,876
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,605,499 shares at October 1, 2022 and 51,124,240 shares at April 2, 2022	506	511
Additional paid-in capital	564,394	572,476
Retained earnings	204,364	202,391
Accumulated other comprehensive loss	(40,255)	(25,954)
Total stockholders’ equity	729,009	749,424
Total liabilities and stockholders’ equity	$1,865,112	$1,859,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423
Exercise of stock options	50	1	2,191	—	—	2,192
Shares repurchased	(786)	(8)	(23,891)	(51,101)	—	(75,000)
Issuance of restricted stock, net of cancellations	26	—	—	—	—	—
Share-based compensation expense	—	—	5,735	—	—	5,735
Net income	—	—	—	33,197	—	33,197
Other comprehensive loss	—	—	—		(7,538)	(7,538)
Balance, October 1, 2022	50,605	$506	$564,394	$204,364	$(40,255)	$729,009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080
Exercise of stock options	28	1	1,069	—	—	1,070
Issuance of restricted stock, net of cancellations	19	—	—	—	—	—
Share-based compensation expense	—	—	5,979	—	—	5,979
Net income	—	—	—	14,856	—	14,856
Other comprehensive loss	—	—	—	—	(436)	(436)
Balance, October 2, 2021	51,060	$511	$558,156	$169,418	$(29,536)	$698,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	October 1, 2022	October 2, 2021
Cash Flows from Operating Activities:
Net income	$53,074	$10,402
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	45,883	48,567
Impairment of assets	94	5,144
Share-based compensation expense	11,034	12,807
Amortization of deferred finance costs	313	1,813
(Benefit) provision for losses on inventory	(1,529)	114
Gains on divestiture	(382)	(9,603)
Contingent consideration expense	(504)	9,345
Other non-cash operating activities	(1,186)	7,054
Change in operating assets and liabilities:
Change in accounts receivable	(17,043)	(14,574)
Change in inventories	35,990	(5,475)
Change in prepaid income taxes	2,145	2,477
Change in other assets and other liabilities	(7,724)	(842)
Change in accounts payable and accrued expenses	8,867	(25,449)
Net cash provided by operating activities	129,032	41,780
Cash Flows from Investing Activities:
Capital expenditures	(81,424)	(34,731)
Acquisition	(2,850)	(2,500)
Proceeds from divestiture	850	—
Proceeds from sale of property, plant and equipment	7,537	860
Other investments	(13,395)	—
Net cash used in investing activities	(89,282)	(36,371)
Cash Flows from Financing Activities:
Term loan borrowings	280,000	—
Term loan redemption	(280,000)	—
Proceeds from revolving facility	50,000	—
Repayment of term loan borrowings	(6,125)	(8,750)
Debt issuance costs	(1,118)	—
Share repurchases	(75,000)	—
Contingent consideration payments	(21,593)	—
Proceeds from employee stock purchase plan	2,459	2,210
Proceeds from exercise of stock options	2,319	1,569
Other	(23)	22
Net cash used in financing activities	(49,081)	(4,949)
Effect of exchange rates on cash and cash equivalents	(8,965)	(345)
Net Change in Cash and Cash Equivalents	(18,296)	115
Cash and Cash Equivalents at Beginning of Period	259,496	192,305
Cash and Cash Equivalents at End of Period	$241,200	$192,420
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$66,452	$10,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended October 1, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2023 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the six months ended October 1, 2022, except those listed below. In November 2022, the Company made a €20 million investment in Vivasure Medical LTD, bringing the Company's total investment to €30 million. The investment will also be classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended October 1, 2022, the Company incurred $3.1 million and $6.6 million, respectively, of restructuring and restructuring related costs under this program. During the three and six months ended October 2, 2021, the Company incurred $4.6 million and $14.5 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $62.3 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the six months ended October 1, 2022, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 2, 2022	$2,460	$345	$2,805
Costs incurred, net of reversals	59	62	121
Payments	(1,038)	(101)	(1,139)
Balance at October 1, 2022	$1,481	$306	$1,787

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of goods sold	$29	$210	$(177)	$2,463
Research and development	—	3	—	108
Selling, general and administrative expenses	136	482	298	1,544
	$165	$695	$121	$4,115

As of October 1, 2022, the Company had a restructuring liability of $1.8 million, of which $1.5 million is payable within the next twelve months.

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

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Plasma	$—	$411	$(211)	$2,699
Blood Center	—	—	—	3
Hospital	—	(53)	—	(91)
Corporate	165	337	332	1,504
Total	$165	$695	$121	$4,115

Restructuring related costs	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Plasma	$108	$1,403	$748	$3,141
Blood Center	16	40	18	530
Hospital	111	32	200	165
Corporate	2,794	2,343	5,585	6,617
Total	$3,029	$3,818	$6,551	$10,453

Total restructuring and restructuring related costs	$3,194	$4,513	$6,672	$14,568

4. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended October 1, 2022, the Company reported income tax expense of $7.9 million and $13.5 million, respectively, representing effective tax rates of 19.1% and 20.3%, respectively. The effective tax rate for the six months ended October 1, 2022 includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the quarter and $0.3 million of discrete tax expense relating to stock compensation shortfalls. The effective tax rate for the three months ended October 1, 2022, the effective tax rate includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the quarter and $0.3 million of discrete tax benefit relating to stock compensation windfalls.

For the three and six months ended October 2, 2021, the Company reported income tax expense of $5.1 million and $6.5 million, respectively, representing effective tax rates of 25.4% and 38.5%, respectively. The effective tax rates for the three and six months ended October 2, 2021 include discrete tax expense relating to stock compensation shortfalls of $0.1 million and $0.9 million, respectively.

5. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic EPS
Net income	$33,197	$14,856	$53,074	$10,402
Weighted average shares	50,953	51,039	51,089	50,989
Basic income per share	$0.65	$0.29	$1.04	$0.20
Diluted EPS
Net income	$33,197	$14,856	$53,074	$10,402
Basic weighted average shares	50,953	51,039	51,089	50,989
Net effect of common stock equivalents	605	419	531	369
Diluted weighted average shares	51,558	51,458	51,620	51,358
Diluted income per share	$0.64	$0.29	$1.03	$0.20

Basic earnings per share is calculated using the Company’s weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and six months ended October 1, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million and 0.8 million anti-dilutive shares, respectively. For the three and six months ended October 2, 2021, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million anti-dilutive shares.

Share Repurchase Program

In August 2022, the Company's Board of Directors authorized the repurchase of up to $300 million of Haemonetics common stock over the next three years. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

Subsequent to the Company’s announcement of the share repurchase program, in August 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase $75.0 million of the Company's common stock. Pursuant to the terms of the ASR, in August 2022, the Company paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on August 16, 2022 of $76.32. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in November 2022 and approximately 0.2 million additional shares were delivered upon settlement.

As of October 1, 2022, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225 million.

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

As of October 1, 2022, the Company had $23.0 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 74% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of October 1, 2022 and April 2, 2022, the Company had contract assets of $7.6 million and $5.5 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of October 1, 2022 and April 2, 2022, the Company had contract liabilities of $24.4 million and $26.8 million, respectively. During the three and six months ended October 1, 2022, the Company recognized $6.8 million and $18.5 million of revenue, respectively, that was included in the above April 2, 2022 contract liability balance.

7. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	October 1, 2022	April 2, 2022
Raw materials	$83,602	$88,886
Work-in-process	21,853	17,187
Finished goods	149,225	186,954
Total inventories	$254,680	$293,027

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

During the second quarter of fiscal 2023, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of October 1, 2022 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

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

As of October 1, 2022, the $500.0 million principal balance was netted down by $9.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $490.8 million. Interest expense related to the 2026 Notes was $0.7 million and $1.3 million, for the three and six months ended October 1, 2022, respectively, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that were each scheduled to mature on June 15, 2023 with applicable interest rates during the period established using LIBOR plus 1.13% - 1.75%, depending on the Company’s leverage ratio.

On July 26, 2022, the Company entered into an amended and restated credit agreement with certain lenders to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The amended and restated credit agreement provides for a $280.0 million senior unsecured term loan, the proceeds of which have been used to settle the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility (together, the “Revised Credit Facilities”). Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

The Company applied modification accounting for the credit facility refinancing. For the term loan under the Revised Credit facilities, for the three and six months ended October 1, 2022, the Company recognized interest expense of $0.5 million for third party fees incurred and capitalized $0.2 million of lender fees related to the term loan. For the three and six months ended October 1, 2022, the Company capitalized $1.1 million of lender fees and third-party costs incurred in the refinancing related to the revolving credit facility under the Revised Credit Facilities.

At October 1, 2022, $278.3 million was outstanding under the term loan with an effective interest rate of 4.2%. The Company has scheduled principal payments of $8.8 million required during the 12 months following October 1, 2022. There was $50.0 million outstanding under the revolving credit facility at October 1, 2022. The Company also has $19.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of October 1, 2022.

The Company was in compliance with the leverage and interest coverage ratios specified in the Revised Credit Facilities as well as all other bank covenants as of October 1, 2022.

10. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended October 1, 2022, 28.8% and 29.6%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of October 1, 2022 and April 2, 2022 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $30.9 million as of October 1, 2022 and $67.3 million as of April 2, 2022. At October 1, 2022, a gain of $2.4 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of October 1, 2022 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $45.2 million as of October 1, 2022 and $39.5 million as of April 2, 2022.

Interest Rate Swaps

Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

On June 15, 2018, the Company entered into the 2018 Credit Facilities, which provided for a $350.0 million term loan and a $350.0 million revolving credit facility. Under the terms of the 2018 Credit Facilities, interest was established using LIBOR plus the applicable rate ranging from 1.13% to 1.75% based on the Company's leverage ratio. In August 2018, the Company entered into two interest rate swap agreements to pay an average fixed rate of 2.80% plus the applicable rate on a total notional value of $241.9 million of debt, or 70% of the notional value of the unsecured term loan. The 2018 interest rate swaps mature on June 15, 2023. As a result of the refinancing in August 2022, the 2018 interest rate swaps were amended in September 2022 to align with the Term Secured Overnight Financing Rate (“SOFR”) rate rather than LIBOR (the “Amended Swaps”). The Company concluded that the Amended Swaps were still effective such that hedge accounting was continued on these swaps.

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The Revised Credit Facilities include a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR plus 0.10% and an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. In September 2022, the Company entered into four additional interest rate swaps, which when combined with the Amended Swaps, result in an average blended fixed interest rate of 3.57% plus the applicable rate on 70% of the notional value of the unsecured term loan until mid-June 2023 and 4.12% plus the applicable rate thereafter on 80% of the notional until the maturity date in June 2025. The Company has concluded that each of these four additional interest rate swaps are effective and qualify for hedge accounting treatment.

The Company held the following interest rate swaps as of October 1, 2022:

Hedged Item	Original Notional Amount	Notional Amount as of October 1, 2022	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	$140,719	$85,500	9/23/2022	9/30/2022	6/15/2023	2.67%	$502
1-month USD Term SOFR	101,219	61,500	9/23/2022	9/30/2022	6/15/2023	2.76%	348
1-month USD Term SOFR	23,888	23,888	9/23/2022	9/30/2022	6/15/2023	4.44%	(78)
1-month USD Term SOFR	23,888	23,888	9/23/2022	9/30/2022	6/15/2023	4.46%	(82)
1-month USD Term SOFR	109,900	—	9/23/2022	6/15/2023	6/15/2025	4.08%	(237)
1-month USD Term SOFR	109,900	—	9/23/2022	6/15/2023	6/15/2025	4.15%	(315)
Total	$509,514	$194,776					$138

For the six months ended October 1, 2022, a gain of $3.2 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Beginning balance	$2,495	$2,236	$2,475	$2,226
Credit loss	59	504	204	532
Write-offs	(59)	(39)	(184)	(57)
Ending balance	$2,495	$2,701	$2,495	$2,701

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended October 1, 2022:

(In thousands)	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$2,388	$2,923	Net revenues, COGS and SG&A	$282	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$2,463	Interest and other expense, net
Designated interest rate swaps, net of tax	$2,190	$(1,030)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of October 1, 2022 or April 2, 2022. As of October 1, 2022, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of October 1, 2022, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of October 1, 2022 and April 2, 2022:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		October 1, 2022	April 2, 2022
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$4,228	$3,133
Non-designated foreign currency hedge contracts	Other current assets	85	99
Designated interest rate swaps	Other current assets	1,114	—
		$5,427	$3,232
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$296	$56
Non-designated foreign currency hedge contracts	Other current liabilities	271	25
Designated interest rate swaps	Other current liabilities	160	1,813
Designated interest rate swaps	Other long-term liabilities	815	—
		$1,542	$1,894

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of October 1, 2022 and April 2, 2022.

	As of October 1, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$63,268	$—	$—	$63,268
Designated foreign currency hedge contracts	—	4,228	—	4,228
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	1,114	—	1,114
	$63,268	$5,427	$—	$68,695
Liabilities
Designated foreign currency hedge contracts	$—	$296	$—	$296
Non-designated foreign currency hedge contracts	—	271	—	271
Designated interest rate swaps	—	975	—	975
Contingent consideration	—	—	779	779
	$—	$1,542	$779	$2,321

	As of April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$97,425	$—	$—	$97,425
Designated foreign currency hedge contracts	—	3,133	—	3,133
Non-designated foreign currency hedge contracts	—	99	—	99
	$97,425	$3,232	$—	$100,657
Liabilities
Designated foreign currency hedge contracts	$—	$56	$—	$56
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	1,813	—	1,813
Contingent consideration	—	—	33,675	33,675
	$—	$1,894	$33,675	$35,569

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

	Fair Value at	Valuation	Unobservable
(In thousands)	October 1, 2022	Technique	Input	Range
Revenue-based payments	$779	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2022 - 2023

The fair value of contingent consideration associated with acquisitions was $0.8 million at October 1, 2022 and was included in other liabilities. A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 2, 2022	$33,675
Change in fair value	(504)
Payments	(32,293)
Currency translation	(99)
Balance at October 1, 2022	$779

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of October 1, 2022 was $399.2 million, which was determined by using the market price on the last trading day of the reporting period.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022.

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

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenues
Plasma	$128,888	$82,004	$231,930	$153,807
Blood Center	75,652	75,259	142,225	146,995
Hospital	92,562	75,902	181,746	153,509
Net revenues by business unit	297,102	233,165	555,901	454,311
Service (1)	5,409	4,951	10,546	10,219
Effect of exchange rates	(5,026)	1,781	(7,504)	3,895
Net revenues	$297,485	$239,897	$558,943	$468,425
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Segment operating income
Plasma	$71,607	$42,213	$126,733	$77,559
Blood Center	37,328	34,600	67,705	68,482
Hospital	38,483	31,229	73,205	62,826
Segment operating income	147,418	108,042	267,643	208,867
Corporate expenses (1)	(86,769)	(68,186)	(168,353)	(136,917)
Effect of exchange rates	(51)	3,934	6,194	9,746
Integration and transaction costs	(46)	(625)	712	(17,358)
Deal amortization	(8,221)	(11,400)	(16,588)	(23,779)
Restructuring and restructuring related costs	(3,194)	(4,513)	(6,672)	(14,568)
Impairment of assets and PCS2 related charges	(83)	(250)	267	(3,893)
MDR and IVDR costs	(2,506)	(2,347)	(5,692)	(4,718)
Litigation-related charges	(198)	(145)	(394)	(1,083)
Gains on divestiture	382	—	382	9,603
Operating income	$46,732	$24,510	$77,499	$25,900
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

Net revenues by product line are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Plasma products and services	$143,161	$102,075	$261,513	$192,584
Blood Center products and services	61,895	59,931	114,813	117,678
Hospital products and services	92,429	77,891	182,617	158,163
Net revenues	$297,485	$239,897	$558,943	$468,425

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$211,724	$152,106	$393,720	$293,134
Japan	15,129	18,812	29,007	36,033
Europe	41,850	41,180	82,307	84,515
Asia	27,861	26,771	52,285	52,723
Other	921	1,028	1,624	2,020
Net revenues	$297,485	$239,897	$558,943	$468,425

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
Other comprehensive income (loss) before reclassifications(1)	(16,986)	—	4,578	(12,408)
Amounts reclassified from accumulated other comprehensive income(1)	—	—	(1,893)	(1,893)
Net current period other comprehensive income (loss)	(16,986)	—	2,685	(14,301)
Balance as of October 1, 2022	$(44,905)	$1,619	$3,031	$(40,255)
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

Introduction

Haemonetics Corporation is a global healthcare company dedicated to providing a suite of innovative medical products and solutions for customers to help them improve patient care and reduce the cost of healthcare. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.

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

Recent Developments

Share Repurchase Program

In August 2022, our Board of Directors authorized the repurchase of up to $300 million of Haemonetics common stock from time to time, based on market conditions, over the next three years. Subsequent to our announcement of the share repurchase program, in August 2022, the Company entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase $75.0 million of the Company's common stock. Pursuant to the terms of the ASR, we paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on August 16, 2022 of $76.32. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in November 2022 and approximately 0.2 million additional shares were delivered upon settlement.

As of October 1, 2022, the total remaining authorization for repurchase of the Company’s common stock was $225 million.

Debt Issuance and Repayment

On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance the credit facilities under our 2018 credit agreement (as amended from time to time) and extend the applicable maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under our 2018 credit agreement, and a $420 million senior unsecured revolving credit facility. In September 2022, we amended two prior interest rate swap agreements and entered into certain supplemental interest rate swap agreements to effectively convert between 70% to 80% of borrowings under our Revised Credit Facilities from a variable Term Secured Overnight Financing Rate (“SOFR”) rate to a fixed rate of interest through June 2025. In September 2022, we amended two prior interest rate swap agreements and entered into certain supplemental interest rate swap agreements to effectively convert between 70% to 80% of borrowings under our Revised Credit Facilities from a variable Term SOFR rate to a fixed rate of interest through June 2025.

Operational Excellence Program

During fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended October 1, 2022, the Company incurred $3.1 million and $6.6 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $62.3 million as of October 1, 2022.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	October 1, 2022	October 2, 2021	% Increase	October 1, 2022	October 2, 2021	% Increase
Net revenues	$297,485	$239,897	24.0%	$558,943	$468,425	19.3%
Gross profit	$157,878	$122,541	28.8%	$300,141	$230,626	30.1%
% of net revenues	53.1%	51.1%		53.7%	49.2%
Operating expenses	$111,146	$98,031	13.4%	$222,642	$204,726	8.8%
Operating income	$46,732	$24,510	90.7%	$77,499	$25,900	199.2%
% of net revenues	15.7%	10.2%		13.9%	5.5%
Interest and other expense, net	$(5,673)	$(4,588)	23.6%	$(10,946)	$(8,986)	21.8%
Income before provision for income taxes	$41,059	$19,922	106.1%	$66,553	$16,914	293.5%
Provision for income taxes	$7,862	$5,066	55.2%	$13,479	$6,512	107.0%
% of pre-tax income	19.1%	25.4%		20.3%	38.5%
Net income	$33,197	$14,856	123.5%	$53,074	$10,402	410.2%
% of net revenues	11.2%	6.2%		9.5%	2.2%
Net income per share - basic	$0.65	$0.29	124.1%	$1.04	$0.20	420.0%
Net income per share - diluted	$0.64	$0.29	120.7%	$1.03	$0.20	415.0%

Net revenues increased 24.0% and 19.3% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, net revenues increased 27.0% and 21.9% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price, drove the overall increase in revenue during the three and six months ended October 1, 2022.

Operating income increased during the three and six months ended October 1, 2022 as compared with the same period of fiscal 2022, primarily due to increased revenues in Plasma and Hospital, savings from the 2020 Program and decreased spending on acquisitions in the current year periods, partially offset by lower revenues in Blood Center, increased freight costs in our global supply chain, increased sales and marketing expense and higher performance-based compensation.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	Reported growth	Currency impact	Constant currency growth (1)
United States	$211,724	$152,106	39.2%	—%	39.2%
International	85,761	87,791	(2.3)%	(7.9)%	5.6%
Net revenues	$297,485	$239,897	24.0%	(3.0)%	27.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

	Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	Reported growth	Currency impact	Constant currency growth (1)
United States	$393,720	$293,134	34.3%	—%	34.3%
International	165,223	175,291	(5.7)%	(6.5)%	0.8%
Net revenues	$558,943	$468,425	19.3%	(2.6)%	21.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. During the three and six months ended October 1, 2022 our revenue generated outside the U.S. was 28.8% and 29.6% of total net revenues, respectively, as compared with 36.6% and 37.4% during the three and six months ended October 2, 2021, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	October 1, 2022	October 2, 2021	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$127,893	$81,940	56.1%	(1.1)%	57.2%
Blood Center	73,683	76,742	(4.0)%	(4.5)%	0.5%
Hospital (2)	90,856	76,307	19.1%	(2.8)%	21.9%
Service	5,053	4,908	3.0%	(6.3)%	9.3%
Net revenues	$297,485	$239,897	24.0%	(3.0)%	27.0%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $34.3 million and $31.5 million during the three months ended October 1, 2022 and October 2, 2021, respectively. Hemostasis Management revenue increased 8.9% in the second quarter of fiscal 2023, as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 11.2% in the second quarter of fiscal 2023, as compared with the same period of fiscal 2022. Vascular Closure revenue increased 42.1% in the second quarter of fiscal 2023 as compared with the same period of fiscal 2022.

	Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$230,274	$153,784	49.7%	(1.1)%	50.8%
Blood Center	139,377	149,687	(6.9)%	(3.7)%	(3.2)%
Hospital (2)	179,349	154,801	15.9%	(2.5)%	18.4%
Service	9,943	10,153	(2.1)%	(5.3)%	3.2%
Net revenues	$558,943	$468,425	19.3%	(2.6)%	21.9%

(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $67.8 million and $63.7 million during the six months ended October 1, 2022 and October 2, 2021, respectively. Hemostasis Management revenue increased 6.5% in the first six months of fiscal 2023, as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 8.5% in the first six months of fiscal 2023, as compared with the same period of fiscal 2022. Vascular Closure revenue increased 38.9% in the first six months of fiscal 2023 as compared with the same period of fiscal 2022.

Plasma

Plasma revenue increased 56.1% and 49.7% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Plasma revenue increased 57.2% and 50.8% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The increases during the three and six months ended October 1, 2022, as compared with the same period of fiscal 2021 were driven by volume and price.

During the third quarter of fiscal 2022, we amended our supply agreement with CSL Plasma, Ltd. (“CSL”), which CSL had previously notified us of its intent not to renew and was initially set to expire in June 2022, to allow CSL to continue to use our PCS2 plasma collection system devices and purchase disposable plasmapheresis kits through December 2023. The extension provides CSL the ability to utilize our devices and disposables in their collection centers on a non-exclusive basis and includes an $88.0 million minimum purchase commitment in fiscal 2023.

Blood Center

Blood Center revenue decreased 4.0% and 6.9% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Blood Center revenue increased 0.5% and decreased 3.2% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The decreases during the three and six months ended October 1, 2022 as compared with the same periods of fiscal 2022 was primarily driven by a decline in the volume of apheresis disposables.

Hospital

Hospital revenue increased 19.1% and 15.9% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Hospital revenue increased 21.9% and 18.4% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and six months ended October 1, 2022 was primarily attributable to Vascular Closure revenue, as well as increases in Transfusion Management revenue and TEG disposables revenue.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	% Increase	October 1, 2022	October 2, 2021	% Increase
Gross profit	$157,878	$122,541	28.8%	$300,141	$230,626	30.1%
% of net revenues	53.1%	51.1%		53.7%	49.2%

Gross profit increased 28.8% for both the three and six months ended October 1, 2022 as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, gross profit increased 34.7% and 34.6% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and six months ended October 1, 2022 was primarily driven by volume and mix and productivity savings from the 2020 Program, partially offset by inflationary pressures in our global manufacturing and supply chain and increased depreciation expense.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021	% Increase/ (Decrease)	October 1, 2022	October 2, 2021	% Increase/ (Decrease)
Research and development	$10,896	$10,853	0.4%	$21,798	$23,554	(7.5)%
% of net revenues	3.7%	4.5%		3.9%	5.0%
Selling, general and administrative	$92,411	$75,778	21.9%	$184,638	$166,996	10.6%
% of net revenues	31.1%	31.6%		33.0%	35.7%
Amortization of intangible assets	$8,221	$11,400	(27.9)%	$16,588	$23,779	(30.2)%
% of net revenues	2.8%	4.8%		3.0%	5.1%
Gains on divestiture	$(382)	$—	n/m	$(382)	$(9,603)	(96.0)%
% of net revenues	(0.1)%	—%		(0.1)%	(2.1)%
Total operating expenses	$111,146	$98,031	13.4%	$222,642	$204,726	8.8%
% of net revenues	37.4%	40.9%		39.8%	43.7%

Research and Development

Research and development expenses increased 0.4% and decreased 7.5% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, research and development expenses increased 0.8% and decreased 6.9% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. This increase for the three months ended October 1, 2022, was due to continued growth investments. The decrease in the six months ended October 1, 2022, was primarily due to the timing of investments across quarters and cost savings related to the 2020 Program.

Selling, General and Administrative

Selling, general and administrative expenses increased 21.9% and 10.6% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, selling, general, and administrative expenses increased 24.4% and 12.4% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and six months ended October 1, 2022 was primarily driven by inflationary pressures and higher freight costs in our global supply chain, higher investments in sales and marketing and higher performance-based compensation, partially offset by cost savings related to the 2020 Program and decreased acquisition related costs in the current year.

Amortization of Intangible Assets

We recognized amortization expense of $8.2 million and $16.6 million during the three and six months ended October 1, 2022, respectively, and $11.4 million and $23.8 million during the three and six months ended October 2, 2021, respectively. The decrease is primarily the result of intangible assets that became fully amortized during fiscal 2022.

Gains on Divestiture

We recognized gains on divestiture of $0.4 million during the three and six months ended October 1, 2022 and $9.6 million during the six months ended October 2, 2021.

Interest and Other Expense, Net

Interest and other expenses increased 23.6% and 21.8% during the three and six months ended October 1, 2022, respectively, as compared with the same period of fiscal 2022. Without the effects of foreign exchange, interest and other expenses increased 20.7% and 19.5% during the three and six months ended October 1, 2022, respectively, as compared with the same periods of fiscal 2022. The increase was primarily driven by higher foreign currency impact due to market and rate volatility and higher interest rates which impacted the interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended October 1, 2022, we reported income tax expense of $7.9 million and $13.5 million, respectively, representing effective tax rates of 19.1% and 20.3%, respectively. The effective tax rate for the six months ended October 1, 2022, include a discrete tax benefit of $0.5 million related to tax rate changes enacted during the quarter and $0.3 million of discrete tax expense relating to stock compensation shortfalls. The effective tax rate for the three months ended October 1, 2022, include a discrete tax benefit of $0.5 million related to tax rate changes enacted during the quarter and $0.3 million of discrete tax benefit relating to stock compensation windfalls.

For the three and six months ended October 2, 2021, we reported income tax expense of $5.1 million and $6.5 million, respectively, representing effective tax rates of 25.4% and 38.5%, respectively. The effective tax rate for the three and six months ended October 2, 2021 includes discrete tax expense relating to stock compensation shortfalls of $0.1 million and $0.9 million, respectively.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	October 1, 2022	April 2, 2022
Cash & cash equivalents	$241,200	$259,496
Working capital	$453,614	$313,765
Current ratio	2.7	1.7
Net debt(1)	$(576,546)	$(514,093)
Days sales outstanding (DSO)	52	54
Inventory turnover	1.8	1.4
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, cash payments under our revised credit agreement and restructuring initiatives.

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of October 1, 2022.

As of October 1, 2022, we had $241.2 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving loan (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420 million senior unsecured revolving credit facility (together, the “Revised Credit Facilities”). Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity. As of October 1, 2022, $278.3 million was outstanding under the term loan with an effective interest rate of 4.2%. There was $50.0 million outstanding under the revolving credit facility at October 1, 2022, which the Company repaid in full in October 2022. We also had $19.6 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of October 1, 2022. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the amended and restated credit agreement as well as all other bank covenants as of October 1, 2022.

The Company has scheduled principal payments of $8.8 million required during the remainder of fiscal 2023.

During fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and six months ended October 1, 2022, we incurred $3.1 million and $6.6 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Six Months Ended
(In thousands)	October 1, 2022	October 2, 2021
Net cash provided by (used in):
Operating activities	$129,032	$41,780
Investing activities	(89,282)	(36,371)
Financing activities	(49,081)	(4,949)
Effect of exchange rate changes on cash and cash equivalents(1)	(8,965)	(345)
Net change in cash and cash equivalents	$(18,296)	$115
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $87.3 million during the six months ended October 1, 2022, as compared with the six months ended October 2, 2021. The increase in cash provided by operating activities was primarily the result of an increase in net income, a decrease in inventories driven by NexSys PCS device placements and higher other net working capital, including higher performance-based compensation.

Net cash used in investing activities increased by $52.9 million during the six months ended October 1, 2022, as compared with the six months ended October 2, 2021. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures, driven by NexSys PCS device placements, and other investments made in the current year period, which was partially offset by increased sales of property, plant and equipment.

Net cash used in financing activities increased by $44.1 million during the six months ended October 1, 2022, as compared with the six months ended October 2, 2021, primarily due to share repurchases and acquisition-related contingent consideration payments made in the current year, partially offset by the $50.0 million draw down on the revolving credit facility.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during the three and six months ended October 1, 2022. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue throughout fiscal 2023. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During the three and six months ended October 1, 2022, 28.8% and 29.6%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of October 1, 2022, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.1 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $3.4 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our Revised Credit Facilities as of October 1, 2022 was $278.3 million with an interest rate of 4.2% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.8 million. In September 2022, we modified our two existing interest rate swaps to align to Term SOFR rather than LIBOR and entered into four additional interest rate swaps to effectively convert $194.8 million of borrowings under our Revised Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of October 1, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of October 1, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the second quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)($)(1)
July 3, 2022 – July 30, 2022
July 31, 2022 - August 27, 2022	786,164	(2)	786,164
August 28, 2022 – October 1, 2022
Total	786,164			$225.0
(1) In August 2022, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of the Company’s common stock from time to time, based on market conditions, over the next three years. Under the Company’s share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.

(2) Following the Company’s announcement of the share repurchase program, in August 2022, the Company entered into an ASR with Citibank to repurchase $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in August 2022, the Company paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on August 16, 2022 of $76.32. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in November 2022 and approximately 0.2 million additional shares were delivered upon settlement.

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

10.1
Amended and Restated Credit Agreement, dated as of July 26, 2022, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 1, 2022 and incorporated herein by reference).

10.2*	Amendment No. 2 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of August 3, 2022 (1).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

November 8, 2022	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	By:	/s/ James C. D'Arecca
James C. D'Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)