Form 10-Q
period 2022-12-31
HAEMONETICS CORP
filed 2023-02-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of February 3, 2023: 50,447,522

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenues	$305,301	$259,769	$864,244	$728,194
Cost of goods sold	146,594	121,204	405,396	359,003
Gross profit	158,707	138,565	458,848	369,191
Operating expenses:
Research and development	12,689	10,037	34,487	33,591
Selling, general and administrative	94,661	80,726	279,299	247,722
Amortization of intangible assets	8,078	12,151	24,666	35,930
Gains on divestiture	—	—	(382)	(9,603)
Total operating expenses	115,428	102,914	338,070	307,640
Operating income	43,279	35,651	120,778	61,551
Interest and other expense, net	(1,055)	(4,263)	(12,001)	(13,249)
Income before provision for income taxes	42,224	31,388	108,777	48,302
Provision for income taxes	9,280	8,156	22,759	14,668
Net income	$32,944	$23,232	$86,018	$33,634

Net income per share - basic	$0.65	$0.45	$1.69	$0.66
Net income per share - diluted	$0.64	$0.45	$1.67	$0.65

Weighted average shares outstanding
Basic	50,509	51,094	50,896	51,024
Diluted	51,219	51,344	51,487	51,356

Comprehensive income	$37,400	$23,419	$76,173	$33,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	December 31, 2022	April 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$224,002	$259,496
Accounts receivable, less allowance for credit losses of $2,738 at December 31, 2022 and $2,475 at April 2, 2022	181,100	159,376
Inventories, net	255,756	293,027
Prepaid expenses and other current assets	45,451	44,132
Total current assets	706,309	756,031
Property, plant and equipment, net	313,138	258,482
Intangible assets, less accumulated amortization of $407,039 at December 31, 2022 and $376,552 at April 2, 2022	284,383	310,261
Goodwill	466,112	467,287
Deferred tax asset	4,842	4,468
Other long-term assets	103,282	63,205
Total assets	$1,878,066	$1,859,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$9,949	$214,148
Accounts payable	63,769	58,371
Accrued payroll and related costs	52,182	48,540
Other current liabilities	100,989	121,207
Total current liabilities	226,889	442,266
Long-term debt, net of current maturities	756,826	559,441
Deferred tax liability	40,152	28,727
Other long-term liabilities	78,220	79,876
Total stockholders’ equity
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,444,470 shares at December 31, 2022 and 51,124,240 shares at April 2, 2022	504	511
Additional paid-in capital	587,489	572,476
Retained earnings	223,785	202,391
Accumulated other comprehensive loss	(35,799)	(25,954)
Total stockholders’ equity	775,979	749,424
Total liabilities and stockholders’ equity	$1,878,066	$1,859,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423
Exercise of stock options	50	1	2,191	—	—	2,192
Shares repurchased	(786)	(8)	(23,891)	(51,101)	—	(75,000)
Issuance of restricted stock, net of cancellations	26	—	—	—	—	—
Share-based compensation expense	—	—	5,735	—	—	5,735
Net income	—	—	—	33,197	—	33,197
Other comprehensive loss	—	—	—	—	(7,538)	(7,538)
Balance, October 1, 2022	50,605	$506	$564,394	$204,364	$(40,255)	$729,009
Employee stock purchase plan	45	—	1,919	—	—	1,919
Shares repurchased	(211)	(2)	13,525	(13,523)	—	—
Exercise of stock options	3	—	160	—	—	160
Issuance of restricted stock, net of cancellations	2	—	—	—	—	—
Share-based compensation expense	—	—	7,491	—	—	7,491
Net income	—	—	—	32,944	—	32,944
Other comprehensive income	—	—	—	—	4,456	4,456
Balance, December 31, 2022	50,444	$504	$587,489	$223,785	$(35,799)	$775,979

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	39	—	2,210	—	—	2,210
Exercise of stock options	14	—	500	—	—	500
Issuance of restricted stock, net of cancellations	91	1	(1)	—	—	—
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Share-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	(4,454)	—	(4,454)
Other comprehensive income	—	—	—	—	447	447
Balance, July 3, 2021	51,013	$510	$551,108	$154,562	$(29,100)	$677,080
Exercise of stock options	28	1	1,069	—	—	1,070
Issuance of restricted stock, net of cancellations	19	—	—	—	—	—
Share-based compensation expense	—	—	5,979	—	—	5,979
Net income	—	—	—	14,856	—	14,856
Other comprehensive loss	—	—	—	—	(436)	(436)
Balance, October 2, 2021	51,060	$511	$558,156	$169,418	$(29,536)	$698,549
Employee stock purchase plan	36	—	1,999	—	—	1,999
Exercise of stock options	12	—	353	—	—	353
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Share-based compensation expense	—	—	6,455	—	—	6,455
Net income	—	—	—	23,232	—	23,232
Other comprehensive income	—	—	—	—	187	187
Balance, January 1, 2022	51,111	$511	$566,963	$192,650	$(29,349)	$730,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 31, 2022	January 1, 2022
Cash Flows from Operating Activities:
Net income	$86,018	$33,634
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	69,453	72,934
Impairment of assets	94	5,144
Share-based compensation expense	18,525	19,262
Amortization of deferred financing costs	1,098	2,608
Provision (benefit ) for losses on inventory	483	(280)
Gains on divestiture	(382)	(9,603)
Contingent consideration	(504)	10,272
Other non-cash operating activities	1,046	8,397
Change in operating assets and liabilities:
Change in accounts receivable	(24,370)	(28,736)
Change in inventories	34,506	11,589
Change in prepaid income taxes	1,970	4,400
Change in other assets and other liabilities	(10,664)	(6,010)
Change in accounts payable and accrued expenses	16,174	(19,398)
Net cash provided by operating activities	193,447	104,213
Cash Flows from Investing Activities:
Capital expenditures	(98,272)	(61,394)
Acquisition	(2,850)	(2,500)
Proceeds from divestiture	850	10,642
Proceeds from sale of property, plant and equipment	7,695	1,419
Other investments	(33,205)	—
Net cash used in investing activities	(125,782)	(51,833)
Cash Flows from Financing Activities:
Term loan borrowings	280,000	—
Term loan redemption	(280,000)	—
Proceeds from revolving facility	50,000	—
Payments on revolving facility	(50,000)	—
Repayment of term loan borrowings	(7,875)	(13,125)
Debt issuance costs	(1,118)	—
Share repurchases	(75,000)	—
Contingent consideration payments	(21,593)	—
Proceeds from employee stock purchase plan	4,378	4,210
Proceeds from exercise of stock options	2,479	1,923
Other	(32)	8
Net cash used in financing activities	(98,761)	(6,984)
Effect of exchange rates on cash and cash equivalents	(4,398)	(824)
Net Change in Cash and Cash Equivalents	(35,494)	44,572
Cash and Cash Equivalents at Beginning of Period	259,496	192,305
Cash and Cash Equivalents at End of Period	$224,002	$236,877
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$77,946	$25,385
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 1, 2023 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the nine months ended December 31, 2022.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company now expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended December 31, 2022, the Company incurred $4.1 million and $10.7 million, respectively, of restructuring and restructuring related costs under this program. During the three and nine months ended January 1, 2022, the Company incurred $5.7 million and $20.2 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $66.4 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the nine months ended December 31, 2022, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 2, 2022	$2,460	$345	$2,805
Costs incurred, net of reversals	103	62	165
Payments	(1,082)	(73)	(1,155)
Balance at December 31, 2022	$1,481	$334	$1,815

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Cost of goods sold	$(49)	$(187)	$(226)	$2,276
Research and development	—	—	—	108
Selling, general and administrative expenses	93	108	391	1,652
	$44	$(79)	$165	$4,036

As of December 31, 2022, the Company had a restructuring liability of $1.8 million, of which $1.5 million is payable within the next twelve months.

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

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Plasma	$(50)	$(192)	$(261)	$2,507
Blood Center	—	—	—	3
Hospital	—	—	—	(91)
Corporate	94	113	426	1,617
Total	$44	$(79)	$165	$4,036

Restructuring related costs	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Plasma	$241	$1,400	$989	$4,541
Blood Center	21	24	39	554
Hospital	224	127	424	292
Corporate	3,595	4,210	9,180	10,827
Total	$4,081	$5,761	$10,632	$16,214

Total restructuring and restructuring related costs	$4,125	$5,682	$10,797	$20,250

4. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three and nine months ended December 31, 2022, the Company reported income tax expense of $9.3 million and $22.8 million, respectively, representing effective tax rates of 22.0% and 20.9%, respectively. The effective tax rate for the three months ended December 31, 2022 includes $0.1 million of discrete tax expense relating to stock compensation shortfalls. The effective tax rate for the nine months ended December 31, 2022 includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the period and $0.4 million of discrete tax expense relating to stock compensation shortfalls.

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

5. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Basic EPS
Net income	$32,944	$23,232	$86,018	$33,634
Weighted average shares	50,509	51,094	50,896	51,024
Basic income per share	$0.65	$0.45	$1.69	$0.66
Diluted EPS
Net income	$32,944	$23,232	$86,018	$33,634
Basic weighted average shares	50,509	51,094	50,896	51,024
Net effect of common stock equivalents	710	250	591	332
Diluted weighted average shares	51,219	51,344	51,487	51,356
Diluted income per share	$0.64	$0.45	$1.67	$0.65

Basic earnings per share is calculated using the Company’s weighted-average outstanding common stock. Diluted earnings per share is calculated using its weighted-average outstanding common stock including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and nine months ended December 31, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.4 million and 0.7 million anti-dilutive shares, respectively. For the three and nine months ended January 1, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.9 million anti-dilutive shares.

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

In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. (“Citibank”) in August 2022. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $75.20.

As of December 31, 2022, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225 million.

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

As of December 31, 2022, the Company had $23.3 million of its transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 77% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of December 31, 2022 and April 2, 2022, the Company had contract assets of $6.6 million and $5.5 million, respectively. Contract assets are classified as other current assets and other long-term assets on the Condensed Consolidated Balance Sheets.

As of December 31, 2022 and April 2, 2022, the Company had contract liabilities of $26.6 million and $26.8 million, respectively. During the three and nine months ended December 31, 2022, the Company recognized $3.9 million and $22.4 million of revenue, respectively, that was included in the above April 2, 2022 contract liability balance.

7. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	December 31, 2022	April 2, 2022
Raw materials	$118,836	$88,886
Work-in-process	14,484	17,187
Finished goods	122,436	186,954
Total inventories	$255,756	$293,027

8. STRATEGIC INVESTMENTS

During fiscal year 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €30 million. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. The investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets.

9. LEASES

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

10. NOTES PAYABLE AND LONG-TERM DEBT

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

During the third quarter of fiscal 2023, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of December 31, 2022 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

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

As of December 31, 2022, the $500.0 million principal balance was netted down by $8.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $491.5 million. Interest expense related to the 2026 Notes was $0.7 million and $2.0 million, for the three and nine months ended December 31, 2022, respectively, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

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

The Company applied modification accounting for the credit facility refinancing. For the term loan under the Revised Credit facilities, for the nine months ended December 31, 2022, the Company recognized interest expense of $0.5 million for third party fees incurred and capitalized $0.2 million of lender fees related to the term loan. For the nine months ended December 31, 2022, the Company capitalized $1.1 million of lender fees and third-party costs incurred in the refinancing related to the revolving credit facility under the Revised Credit Facilities.

At December 31, 2022, $276.5 million was outstanding under the term loan with an effective interest rate of 6.0%. The Company has scheduled principal payments of $10.5 million required during the 12 months following December 31, 2022. There were no borrowings outstanding under the revolving credit facility at December 31, 2022. The Company also has $21.4 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 31, 2022.

The Company was in compliance with the leverage and interest coverage ratios specified in the Revised Credit Facilities as well as all other bank covenants as of December 31, 2022.

11. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 31, 2022, 26.6% and 28.5%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of December 31, 2022 and April 2, 2022 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $12.5 million as of December 31, 2022 and $67.3 million as of April 2, 2022. At December 31, 2022, a gain of $1.6 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 31, 2022 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $44.6 million as of December 31, 2022 and $39.5 million as of April 2, 2022.

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

The Company held the following interest rate swaps as of December 31, 2022:

Hedged Item	Original Notional Amount	Notional Amount as of December 31, 2022	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	$140,719	$57,000	9/23/2022	9/30/2022	6/15/2023	2.67%	$399
1-month USD Term SOFR	101,219	41,000	9/23/2022	9/30/2022	6/15/2023	2.76%	277
1-month USD Term SOFR	23,888	47,775	9/23/2022	9/30/2022	6/15/2023	4.44%	81
1-month USD Term SOFR	23,888	47,775	9/23/2022	9/30/2022	6/15/2023	4.46%	79
1-month USD Term SOFR	109,900	109,900	9/23/2022	6/15/2023	6/15/2025	4.08%	(68)
1-month USD Term SOFR	109,900	109,900	9/23/2022	6/15/2023	6/15/2025	4.15%	(189)
Total	$509,514	$413,350					$579

For the nine months ended December 31, 2022, a gain of $3.6 million, net of tax, was recorded in accumulated other comprehensive loss to recognize the effective portion of the fair value of the Swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Beginning balance	$2,495	$2,701	$2,475	$2,226
Credit loss	224	(305)	429	226
Recoveries (Write-offs)	19	(14)	(166)	(70)
Ending balance	$2,738	$2,382	$2,738	$2,382

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended December 31, 2022:

(In thousands)	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
Designated foreign currency hedge contracts, net of tax	$1,604	$4,978	Net revenues, COGS and SG&A	$642	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$1,265	Interest and other expense, net
Designated interest rate swaps, net of tax	$2,458	$(1,110)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 31, 2022 or April 2, 2022. As of December 31, 2022, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, it uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2022, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of December 31, 2022 and April 2, 2022:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		December 31, 2022	April 2, 2022
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,055	$3,133
Non-designated foreign currency hedge contracts	Other current assets	49	99
Designated interest rate swaps	Other current assets	1,687	—
		$2,791	$3,232
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$45	$56
Non-designated foreign currency hedge contracts	Other current liabilities	246	25
Designated interest rate swaps	Other current liabilities	—	1,813
Designated interest rate swaps	Other long-term liabilities	1,108	—
		$1,399	$1,894

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2022 and April 2, 2022.

	As of December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$89,114	$—	$—	$89,114
Designated foreign currency hedge contracts	—	1,055	—	1,055
Non-designated foreign currency hedge contracts	—	49	—	49
Designated interest rate swaps	—	1,687	—	1,687
	$89,114	$2,791	$—	$91,905
Liabilities
Designated foreign currency hedge contracts	$—	$45	$—	$45
Non-designated foreign currency hedge contracts	—	246	—	246
Designated interest rate swaps	—	1,108	—	1,108
Contingent consideration	—	—	848	848
	$—	$1,399	$848	$2,247

	As of April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$97,425	$—	$—	$97,425
Designated foreign currency hedge contracts	—	3,133	—	3,133
Non-designated foreign currency hedge contracts	—	99	—	99
	$97,425	$3,232	$—	$100,657
Liabilities
Designated foreign currency hedge contracts	$—	$56	$—	$56
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	1,813	—	1,813
Contingent consideration	—	—	33,675	33,675
	$—	$1,894	$33,675	$35,569

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

	Fair Value at	Valuation	Unobservable
(In thousands)	December 31, 2022	Technique	Input	Range
Revenue-based payments	$848	Discounted cash flow	Discount rate	8.5%
			Projected year of payment	2023

The fair value of contingent consideration associated with acquisitions was $0.8 million at December 31, 2022 and was included in other liabilities. A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 2, 2022	$33,675
Change in fair value	(504)
Payments	(32,293)
Currency translation	(30)
Balance at December 31, 2022	$848

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of December 31, 2022 was $416.5 million, which was determined by using the market price on the last trading day of the reporting period.

12. COMMITMENTS AND CONTINGENCIES

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

13. SEGMENT AND ENTERPRISE-WIDE INFORMATION

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

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net revenues
Plasma	$136,574	$96,692	$368,504	$250,499
Blood Center	76,827	74,527	219,052	221,522
Hospital	93,889	82,100	275,635	235,609
Net revenues by business unit	307,290	253,319	863,191	707,630
Service (1)	5,372	5,436	15,918	15,655
Effect of exchange rates	(7,361)	1,014	(14,865)	4,909
Net revenues	$305,301	$259,769	$864,244	$728,194
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Segment operating income
Plasma	$76,365	$51,405	$203,098	$128,964
Blood Center	35,005	34,561	102,710	103,043
Hospital	37,557	35,072	110,762	97,898
Segment operating income	148,927	121,038	416,570	329,905
Corporate expenses (1)	(93,502)	(68,013)	(261,855)	(204,930)
Effect of exchange rates	3,581	5,807	9,775	15,553
Integration and transaction costs	(287)	(1,860)	425	(19,218)
Deal amortization	(8,078)	(12,151)	(24,666)	(35,930)
Restructuring and restructuring related costs	(4,123)	(5,682)	(10,795)	(20,250)
Impairment of assets and PCS2 related charges	1	(897)	268	(4,790)
MDR and IVDR costs	(2,483)	(2,453)	(8,175)	(7,171)
Litigation-related charges	(757)	(138)	(1,151)	(1,221)
Gains on divestiture	—	—	382	9,603
Operating income	$43,279	$35,651	$120,778	$61,551
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

Net revenues by product line are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Plasma products and services	$153,899	$116,347	$415,412	$308,931
Blood Center products and services	58,273	59,440	173,086	177,118
Hospital products and services	93,129	83,982	275,746	242,145
Net revenues	$305,301	$259,769	$864,244	$728,194

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
United States	$224,104	$167,270	$617,824	$460,404
Japan	15,552	19,916	44,559	55,949
Europe	39,105	41,540	121,412	126,055
Asia	25,454	30,434	77,739	83,157
Other	1,086	609	2,710	2,629
Net revenues	$305,301	$259,769	$864,244	$728,194

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
Other comprehensive income (loss) before reclassifications(1)	(10,039)	—	4,062	(5,977)
Amounts reclassified from accumulated other comprehensive income(1)	—	—	(3,868)	(3,868)
Net current period other comprehensive income (loss)	(10,039)	—	194	(9,845)
Balance as of December 31, 2022	$(37,958)	$1,619	$540	$(35,799)
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

Recent Developments

Share Repurchase Program

In August 2022, our Board of Directors authorized the repurchase of up to $300 million of Haemonetics common stock from time to time, based on market conditions, over the next three years. In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. (“Citibank”) in August 2022. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $75.20.

As of December 31, 2022, the total remaining authorization for repurchase of the Company’s common stock was $225 million.

Debt Issuance and Repayment

On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance the credit facilities under our 2018 credit agreement (as amended from time to time) and extend the applicable maturity date through June 2025. The amended and restated credit agreement provides for a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under our 2018 credit agreement, and a $420.0 million senior unsecured revolving credit facility. In September 2022, we amended two prior interest rate swap agreements and entered into certain supplemental interest rate swap agreements to effectively convert between 70% to 80% of borrowings under our Revised Credit Facilities from a variable Term Secured Overnight Financing Rate (“SOFR”) rate to a fixed rate of interest through June 2025. In September 2022, we amended two prior interest rate swap agreements and entered into certain supplemental interest rate swap agreements to effectively convert between 70% to 80% of borrowings under our Revised Credit Facilities from a variable Term SOFR rate to a fixed rate of interest through June 2025.

Operational Excellence Program

During fiscal 2022, our Board of Directors approved the revised Operational Excellence Program (the “2020 Program”). The revised program is designed to improve product and service quality, reduce cost principally in our manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. We now expect to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 and to achieve total gross savings of $115 million to $125 million on an annualized basis once the program is completed. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended December 31, 2022, the Company incurred $4.1 million and $10.7 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $66.4 million as of December 31, 2022.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 31, 2022	January 1, 2022	% Increase/ (Decrease)	December 31, 2022	January 1, 2022	% Increase/ (Decrease)
Net revenues	$305,301	$259,769	17.5%	$864,244	$728,194	18.7%
Gross profit	$158,707	$138,565	14.5%	$458,848	$369,191	24.3%
% of net revenues	52.0%	53.3%		53.1%	50.7%
Operating expenses	$115,428	$102,914	12.2%	$338,070	$307,640	9.9%
Operating income	$43,279	$35,651	21.4%	$120,778	$61,551	96.2%
% of net revenues	14.2%	13.7%		14.0%	8.5%
Interest and other expense, net	$(1,055)	$(4,263)	(75.3)%	$(12,001)	$(13,249)	(9.4)%
Income before provision for income taxes	$42,224	$31,388	34.5%	$108,777	$48,302	125.2%
Provision for income taxes	$9,280	$8,156	13.8%	$22,759	$14,668	55.2%
% of pre-tax income	22.0%	26.0%		20.9%	30.4%
Net income	$32,944	$23,232	41.8%	$86,018	$33,634	155.7%
% of net revenues	10.8%	8.9%		10.0%	4.6%
Net income per share - basic	$0.65	$0.45	44.4%	$1.69	$0.66	156.1%
Net income per share - diluted	$0.64	$0.45	42.2%	$1.67	$0.65	156.9%

Net revenues increased 17.5% and 18.7% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, net revenues increased 20.8% and 21.5% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price, drove the overall increase in revenue during the three and nine months ended December 31, 2022.

Operating income increased during the three and nine months ended December 31, 2022 as compared with the same period of fiscal 2022, primarily due to increased revenues in Plasma and Hospital, savings from the 2020 Program and decreased spending on acquisitions in the current year periods, partially offset by lower revenues in Blood Center, increased freight costs in our global supply chain, increased sales and marketing expense and higher performance-based compensation.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 31, 2022	January 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$224,104	$167,270	34.0%	—%	34.0%
International	81,197	92,499	(12.2)%	(9.0)%	(3.2)%
Net revenues	$305,301	$259,769	17.5%	(3.3)%	20.8%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

	Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$617,824	$460,404	34.2%	—%	34.2%
International	246,420	267,790	(8.0)%	(7.4)%	(0.6)%
Net revenues	$864,244	$728,194	18.7%	(2.8)%	21.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

Our principal operations are in the U.S, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force, independent distributors and agents. During the three and nine months ended December 31, 2022 our revenue generated outside the U.S. was 26.6% and 28.5% of total net revenues, respectively, as compared with 35.6% and 36.8% during the three and nine months ended January 1, 2022, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro, Chinese Yuan and Australian Dollars. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Australian Dollar relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 31, 2022	January 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$135,461	$96,460	40.4%	(0.8)%	41.2%
Blood Center	73,362	75,692	(3.1)%	(6.2)%	3.1%
Hospital (2)	91,560	82,273	11.3%	(3.1)%	14.4%
Service	4,918	5,344	(8.0)%	(6.8)%	(1.2)%
Net revenues	$305,301	$259,769	17.5%	(3.3)%	20.8%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $34.9 million and $33.5 million during the three months ended December 31, 2022 and January 1, 2022, respectively. Hemostasis Management revenue increased 4.2% in the third quarter of fiscal 2023, as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 7.3% in the third quarter of fiscal 2023, as compared with the same period of fiscal 2022. Vascular Closure revenue increased 32.6% in the third quarter of fiscal 2023 as compared with the same period of fiscal 2022.

	Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$365,735	$250,244	46.2%	(0.9)%	47.1%
Blood Center	212,739	225,379	(5.6)%	(4.5)%	(1.1)%
Hospital (2)	270,909	237,074	14.3%	(2.7)%	17.0%
Service	14,861	15,497	(4.1)%	(5.8)%	1.7%
Net revenues	$864,244	$728,194	18.7%	(2.8)%	21.5%

(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2) Hospital revenue includes Hemostasis Management revenue of $102.7 million and $97.2 million during the nine months ended December 31, 2022 and January 1, 2022, respectively. Hemostasis Management revenue increased 5.7% in the first nine months of fiscal 2023, as compared with the same period of fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 8.1% in the first nine months of fiscal 2023, as compared with the same period of fiscal 2022. Vascular Closure revenue increased 36.6% in the first nine months of fiscal 2023 as compared with the same period of fiscal 2022.

Plasma

Plasma revenue increased 40.4% and 46.2% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Plasma revenue increased 41.2% and 47.1% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The increases during the three and nine months ended December 31, 2022, as compared with the same period of fiscal 2022 were driven by volume and price.

During the third quarter of fiscal 2022, we amended our supply agreement with CSL Plasma Inc. (“CSL”), which CSL had previously notified us of its intent not to renew and was initially set to expire in June 2022, to allow CSL to continue to use our PCS2 plasma collection system devices and purchase disposable plasmapheresis kits on a non-exclusive basis through December 2023. During the third quarter of fiscal 2023, we further amended our supply agreement with CSL to extend the term through December 2025.
Blood Center

Blood Center revenue decreased 3.1% and 5.6% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Blood Center revenue increased 3.1% and decreased 1.1% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three months ended December 31, 2022, as compared to the same period of fiscal 2022 was primarily due to an increase in our whole blood business. The decrease during the nine months ended December 31, 2022, as compared with the same period of fiscal 2022 was primarily driven by a decline in the volume of apheresis disposables.

Hospital

Hospital revenue increased 11.3% and 14.3% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, Hospital revenue increased 14.4% and 17.0% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and nine months ended December 31, 2022 was primarily attributable to Vascular Closure revenue, as well as increases in Hemostasis Management disposables revenue and Transfusion Management revenue.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	% Increase	December 31, 2022	January 1, 2022	% Increase
Gross profit	$158,707	$138,565	14.5%	$458,848	$369,191	24.3%
% of net revenues	52.0%	53.3%		53.1%	50.7%

Gross profit increased 14.5% and 24.3% for the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, gross profit increased 18.4% and 28.5% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and nine months ended December 31, 2022 was primarily driven by volume, price and productivity savings from the 2020 Program, partially offset by inflationary pressures in our global manufacturing and supply chain and increased depreciation expense.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022	% Increase/ (Decrease)	December 31, 2022	January 1, 2022	% Increase/ (Decrease)
Research and development	$12,689	$10,037	26.4%	$34,487	$33,591	2.7%
% of net revenues	4.2%	3.9%		4.0%	4.6%
Selling, general and administrative	$94,661	$80,726	17.3%	$279,299	$247,722	12.7%
% of net revenues	31.0%	31.1%		32.3%	34.0%
Amortization of intangible assets	$8,078	$12,151	(33.5)%	$24,666	$35,930	(31.3)%
% of net revenues	2.6%	4.7%		2.9%	4.9%
Gains on divestiture	$—	$—	—%	$(382)	$(9,603)	(96.0)%
% of net revenues	—%	—%		—%	(1.3)%
Total operating expenses	$115,428	$102,914	12.2%	$338,070	$307,640	9.9%
% of net revenues	37.8%	39.6%		39.1%	42.2%

Research and Development

Research and development expenses increased 26.4% and 2.7% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, research and development expenses increased 26.9% and 3.2% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. This increase was due to increased investments into product innovation.

Selling, General and Administrative

Selling, general and administrative expenses increased 17.3% and 12.7% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. Without the effect of foreign exchange, selling, general, and administrative expenses increased 19.7% and 14.7% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The increase during the three and nine months ended December 31, 2022 was primarily driven by inflationary pressures and higher freight costs in our global supply chain, higher investments in sales and marketing and higher performance-based compensation, partially offset by cost savings related to the 2020 Program and decreased acquisition related costs in the current year.

Amortization of Intangible Assets

We recognized amortization expense of $8.1 million and $24.7 million during the three and nine months ended December 31, 2022, respectively, and $12.2 million and $35.9 million during the three and nine months ended January 1, 2022, respectively. The decrease is primarily the result of intangible assets that became fully amortized during fiscal 2022.

Gains on Divestiture

We recognized gains on divestiture of $0.4 million during the nine months ended December 31, 2022 and $9.6 million during the nine months ended January 1, 2022.

Interest and Other Expense, Net

Interest and other expenses decreased 75.3% and 9.4% during the three and nine months ended December 31, 2022, respectively, as compared with the same period of fiscal 2022. Without the effects of foreign exchange, interest and other expenses decreased 73.1% and 10.5% during the three and nine months ended December 31, 2022, respectively, as compared with the same periods of fiscal 2022. The decrease was primarily driven by foreign currency impact due to market and rate volatility, partially offset by higher interest rates which impacted the interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and nine months ended December 31, 2022, we reported income tax expense of $9.3 million and $22.8 million, respectively, representing effective tax rates of 22.0% and 20.9%, respectively. The effective tax rate for the three months ended December 31, 2022 includes $0.1 million of discrete tax expense relating to stock compensation shortfalls. The effective tax rate for the nine months ended December 31, 2022 includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the period and $0.4 million of discrete tax expense relating to stock compensation shortfalls.

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

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 31, 2022	April 2, 2022
Cash & cash equivalents	$224,002	$259,496
Working capital	$479,420	$313,765
Current ratio	3.1	1.7
Net debt(1)	$(542,773)	$(514,093)
Days sales outstanding (DSO)	53	54
Inventory turnover	1.8	1.4
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases and cash payments under our revised credit agreement.

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of December 31, 2022.

As of December 31, 2022, we had $224.0 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving loan (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. The amended and restated credit agreement provides for a $280 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420 million senior unsecured revolving credit facility (together, the “Revised Credit Facilities”). Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity. As of December 31, 2022, $276.5 million was outstanding under the term loan with an effective interest rate of 6.0%. There were no borrowings outstanding under the revolving credit facility at December 31, 2022. We also had $21.4 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of December 31, 2022. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the amended and restated credit agreement as well as all other bank covenants as of December 31, 2022.

The Company has scheduled principal payments of $1.8 million required during the remainder of fiscal 2023.

During fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and nine months ended December 31, 2022, we incurred $4.1 million and $10.7 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Nine Months Ended
(In thousands)	December 31, 2022	January 1, 2022
Net cash provided by (used in):
Operating activities	$193,447	$104,213
Investing activities	(125,782)	(51,833)
Financing activities	(98,761)	(6,984)
Effect of exchange rate changes on cash and cash equivalents(1)	(4,398)	(824)
Net change in cash and cash equivalents	$(35,494)	$44,572
(1)The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have removed the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities increased by $89.2 million during the nine months ended December 31, 2022, as compared with the nine months ended January 1, 2022. The increase in cash provided by operating activities was primarily the result of an increase in net income, a decrease in inventories driven by NexSys PCS device placements and higher other net working capital, including higher performance-based compensation.

Net cash used in investing activities increased by $73.9 million during the nine months ended December 31, 2022, as compared with the nine months ended January 1, 2022. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures, driven by NexSys PCS device placements, and other investments made in the current year period, which was partially offset by lower proceeds received from divestitures during fiscal 2023 compared to fiscal 2022 and increased sales of property, plant and equipment.

Net cash used in financing activities increased by $91.8 million during the nine months ended December 31, 2022, as compared with the nine months ended January 1, 2022, primarily due to share repurchases and acquisition-related contingent consideration payments made in the current year.

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

Inflation

We experienced rising inflationary pressures in our global supply chain that had an impact on our results of operations during the three and nine months ended December 31, 2022. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. We expect the inflationary pressures we have experienced in our global supply chain to continue throughout fiscal 2023. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During the three and nine months ended December 31, 2022, 26.6% and 28.5%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Euro, Japanese Yen, Chinese Yuan and Australian Dollars. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro, Yuan and Australian Dollar sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of December 31, 2022, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $2.0 million increase in the fair value of the forward contracts; whereas a 10% weakening of the U.S. Dollar would result in a $2.1 million decrease of the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our Revised Credit Facilities as of December 31, 2022 was $276.5 million with an interest rate of 6.0% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.8 million. In September 2022, we modified our two existing interest rate swaps to align to Term SOFR rather than LIBOR and entered into four additional interest rate swaps to effectively convert $194.8 million of borrowings under our Revised Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 12, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information on the Company’s share repurchases during the third quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)($)(1)
October 2, 2022 – October 29, 2022	—	—	—	—
October 30, 2022 – November 26, 2022	211,242	(2)	211,242	—
November 27, 2022 – December 31, 2022	—	—	—	—
Total	211,242			$225.0
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

(2) In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in August 2022. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $75.20.

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

HAEMONETICS CORPORATION

February 7, 2023	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 7, 2023	By:	/s/ James C. D'Arecca
James C. D'Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)