Form 10-K
period 2023-04-01
HAEMONETICS CORP
filed 2023-05-22
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of October 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $3,725,273,032 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 18, 2023 was 50,540,770.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be held on August 4, 2023 are incorporated by reference in Part III of this report.

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, vascular closure devices, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software. Financial information concerning these segments is provided in Note 18, Segment and Enterprise-Wide Information, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Market and Products

Product Lines

The following describes our principal products in each of our segments. Availability of products may vary from one country or region to another as a result of specific local regulatory approval or clearance requirements. Applicable laws may restrict the sale, distribution or use of these products to, by, or on the order of a licensed healthcare practitioner.
•Plasma

Our Plasma business offers automated plasma collection systems, donor management software and supporting software solutions that improve the yield, efficiency, quality, safety and overall donor experience at plasma collection centers. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.
Plasma Collection Market for Fractionation — Human plasma is collected for two purposes. First, it is used for transfusions in patients, such as trauma victims who need to compensate for extreme blood loss. Second, it is processed into pharmaceuticals that aid in the treatment of a broad range of immune system diseases and blood-related disorders.

Plasma for transfusion is almost exclusively collected by blood centers as part of their broader mission to supply blood components. Plasma that is fractionated and manufactured into pharmaceuticals - frequently referred to as “source plasma” - is mainly collected by vertically integrated biopharmaceutical companies that operate their own collection centers and recruit donors specifically for source plasma donation. The markets for transfusion plasma and source plasma have different participants, product requirements and growth profiles. We serve the market for plasma that is processed into pharmaceuticals through our Plasma business, and we serve the market for transfusion plasma through our Blood Center business.

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

Our Plasma business unit focuses on the collection of source plasma for pharmaceutical manufacturers using apheresis devices that only collect plasma and software solutions that support the efficient operation of dedicated source plasma collection centers. Our Blood Center business supports the collection of plasma for blood collectors, such as the American Red Cross, using both whole blood collections sets and multi-component apheresis collection devices.

Over the last 20 years, the collection of source plasma has increasingly been performed by vertically integrated biopharmaceutical companies such as CSL Limited (together with its affiliates, “CSL”), Grifols S.A. (together with its affiliates, “Grifols”), Octapharma AG and Takeda’s BioLife Plasma subsidiary. With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation through fractionation to the production of the final pharmaceutical product.

Demand for source plasma has continued to grow because of an expanding end user market for plasma-derived biopharmaceuticals. In particular, therapies that require a significant quantity of plasma to create have fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this collection growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. U.S. regulations are more favorable relative to other markets for plasma collectors. The frequency an individual may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all more favorable to efficient operations and output, leading to approximately 70% of worldwide source plasma collections occurring in the United States. Plasma collectors have long sought revisions to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation, and remuneration, but updates have been limited and no significant short-term changes are foreseen in the prevalence of U.S. collections.
Plasma Products — Our automated plasma collection devices, related disposables, software and services are designed to support multiple facets of plasma collector operations. We have a long-standing commitment to understanding our customers’ collection and manufacturing processes. As a result, we aim to design equipment that is durable, dependable, and easy to use and to provide comprehensive training and support to help our customers optimize their plasma collections.

Today, nearly all source plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® and PCS2® plasmapheresis equipment, related disposables and solutions. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system and Donor360® app, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, determine the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure high quality and compliance process support, react quickly to business changes and implement opportunities to reduce costs.

With our PCS brand, we have provided an automated platform dedicated to the collection of plasma for over 30 years. In fiscal 2018, we began transitioning customers from our PCS2 equipment to NexSys PCS.

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

Our NexSys PCS with YES® Technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received FDA 510(k) clearance for our NexSys PCS with proprietary Persona® Technology. NexSys PCS with Persona Technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor’s body composition, and enables a 9% to 12% average increase in plasma volume per donation, based on our PCS2 baseline device, software configuration and donor population. The new, proprietary Persona Technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting our Plasma customers. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
We have entered into agreements with all major U.S. customers to adopt NexSys PCS somewhere in their global collection network and we provide ongoing support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.
Our Plasma business unit represented 42.5%, 35.4% and 38.2% of our total revenue in fiscal 2023, 2022 and 2021, respectively.
•Blood Center

Our Blood Center business offers a range of solutions that improve donor collection centers’ ability to collect and separate blood components for transfusions. We continue to look for solutions to help our customers improve donor safety, enhance yields and control costs through the existing product portfolio. Our products and technologies help donor collection centers optimize blood collection capabilities and donor processing management.
Blood Center Market — There are over 100 million blood donations around the world each year that produce blood products for transfusion to surgical, trauma or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition. Platelet therapy is frequently used to alleviate the effects of chemotherapy and to help patients with bleeding disorders. Red cells are often transfused to patients to replace blood lost during surgery and transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to replace blood volume in trauma victims and surgical patients.
When collecting blood components there are two primary collection methods, manual whole blood donations and automated component blood collections. While most donations are manual whole blood, the benefit of automated component blood collections is the ability to collect more than one unit of the targeted blood component. Manual whole blood donations are collected from the donor and then transported to a laboratory where the blood is separated into its components. Automated component blood collections separate the blood component real-time while a person is donating. In this method, only the specific target blood component is collected and the remaining components are returned to the blood donor.
While overall we expect total demand for blood to remain stable to slightly declining, demand in individual markets and for individual components can vary greatly. The development in mature markets of more minimally invasive procedures with lower associated blood loss, as well as hospitals’ improved blood management techniques and protocols have more than offset the increasing demand for blood from aging populations. Emerging markets are seeing demand growth with expanded healthcare coverage and greater access to more advanced medical treatments.
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
Our Blood Center business unit represented 24.0%, 30.1% and 35.3% of our total revenue in fiscal 2023, 2022 and 2021, respectively.

•Hospital

Hospitals are called upon to provide the highest standard of patient care while at the same time to reduce operating costs. Haemonetics’ Hospital business has four product lines: Hemostasis Management, Vascular Closure, Cell Salvage and Transfusion Management. Vascular Closure became a product line during fiscal 2021 as a result of the March 2021 acquisition of Cardiva Medical, Inc. (“Cardiva”), a market leader in vascular closure devices. Each product line has a leading market position and a mission of helping hospitals and clinicians provide the highest standard of patient care while at the same time reducing operating and procedural costs and helping decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

Hemostasis Management
Hemostasis Management Market — Hemostasis refers to a patient’s ability to form and maintain blood clots. The clinical management of hemostasis requires that physicians have the most complete information to make decisions on how to best maintain a patient’s coagulation equilibrium between hemorrhage (bleeding) and thrombosis (clotting). Hemostasis is a critical challenge in various medical procedures, including cardiovascular surgery, organ transplantation, trauma, post-partum hemorrhage and percutaneous coronary intervention. By understanding a patient’s hemostasis status, clinicians can better plan for the patient’s care pathway. For example, they may decide whether to start or discontinue the use of certain drugs or determine the need for a transfusion and which specific blood components would be most effective in minimizing blood loss and reducing clotting risk. Such planning supports better care, which can lead to lower hospital costs through a reduction in unnecessary blood product transfusions, reduced adverse transfusion reactions and shorter intensive care unit and hospital stays.
Hemostasis Management Products — Our portfolio of hemostasis diagnostic systems enables clinicians to assess holistically the coagulation status of a patient at the point-of-care or laboratory setting. We have four viscoelastic testing systems that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG® 5000 hemostasis analyzer system, the TEG 6s hemostasis analyzer system, the ClotPro® hemostasis analyzer system and the HAS-100 hemostasis analyzer system. While the TEG and HAS platforms utilize thromboelastography and the ClotPro system utilizes thromboelastometry, all of the platforms provide a method of testing the efficiency of blood coagulation using whole blood samples.

Each hemostasis diagnostic system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG 5000 and TEG 6S analyzers throughout the hospital, providing clinicians with remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. In 2019, we received FDA clearance for the use of TEG 6s in adult trauma settings. This clearance builds on the previous indication for the TEG 6s system in cardiovascular surgery and cardiology procedures, making it the first cartridge-based system available in the U.S. to evaluate the hemostasis condition in adult trauma patients. The ClotPro system is CE marked and is currently available in select European and Asia Pacific markets. The HAS-100 device is currently commercialized in China.

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

Designed around an easy to use, catheter-based delivery system and the natural clot-inducing properties of collagen, our VASCADE product is the only marketed vascular closure device clinically proven to both increase workflow efficiency and reduce access site complications relative to manual compression for coronary and peripheral procedures. Similarly, our VASCADE MVP device is the only marketed vascular closure device clinically proven and labeled to improve workflow relative to manual compression for electrophysiology procedures. Importantly, these improvements drive meaningful cost savings for hospitals, ambulatory surgery centers and other treatment facilities. VASCADE MVP is the first and only vascular closure device to receive a U.S. Food and Drug Administration (“FDA”) indication for same-day discharge following atrial fibrillation ablation.

Cell Salvage
Cell Salvage Market — The Cell Salvage market is mainly comprised of devices designed to collect, wash and prepare a patient’s own blood for reinfusion during or after surgery. Loss of blood is common in many surgical procedures, including open heart, trauma, transplant, vascular and orthopedic procedures, and the need for transfusion of oxygen-carrying red cells to make up for lost blood volume is routine. Patients commonly receive donor (or allogeneic) blood which carries various risks for transfusion reactions including chills, fevers or other side effects that can prolong a patient’s recovery.

An alternative to allogeneic blood is surgical cell salvage, also known as autotransfusion, which reduces or eliminates a patient’s need for blood donated from others and ensures that the patient receives the freshest and safest blood possible - his or her own. Surgical cell salvage involves the collection of a patient’s own blood during or after surgery with the intent of reinfusion of red cells to that patient. Blood is suctioned from the surgical site or collected from a wound or chest drain, processed and washed through a centrifuge-based system that yields concentrated red cells, available in a reinfusion bag, for transfusion back to the patient at the physician’s discretion. This process occurs in a sterile, closed-circuit, single-use consumable set that is fitted into an electromechanical device. We market our surgical blood salvage products to surgical specialists, primarily cardiovascular, orthopedic and trauma surgeons, OB-GYN and to anesthesiologists and surgical suite service providers.
Cell Salvage Products — Our Cell Saver® Elite®+ autologous blood recovery system is a surgical blood salvage system targeted to medium to high blood loss procedures, such as cardiovascular, orthopedic, trauma, transplant, vascular, obstetrical and gynecological surgeries. The Cell Saver Elite + is designed to minimize allogeneic blood use and reliably recover and prepare a patient’s own high-quality blood for reinfusion.

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

Our Hospital business unit represented 31.8%, 32.5% and 24.2% of our total revenue in fiscal 2023, 2022 and 2021, respectively.

The Company also has revenue associated with certain services, maintenance and parts, representing approximately 1.7%, 2.0% and 2.3% of our total revenue in fiscal 2023, 2022 and 2021, respectively.

Marketing/Sales/Distribution

We market and sell our products in approximately 90 countries through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors. Our customers include biopharmaceutical companies, blood collection groups and independent blood centers, hospitals and hospital service providers, group purchasing organizations and national health organizations. Sales representatives target the primary decision-makers within each of those organizations.

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

In fiscal 2023, research and development resources were allocated to support innovation across our product portfolio. In fiscal 2023, the VASCADE and VASCADE MVP systems received CE mark clearance, providing a pathway for country-specific introduction of these products in the European Union (“EU”). We also received 510(k) clearance from the FDA on Intelligent Control, the next-generation software for the Cell Saver Elite+ Autotransfusion System, which offers customers key enhancements to help simplify operations, supporting enhanced efficiency and an improved user experience. Additionally, we have continued to make investments related to our next generation plasma collection and software systems, the European Medical Device Regulation and In Vitro Diagnostic Regulation and our Hemostasis Management product line.

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

Our primary consumable manufacturing operations are located in North America and Malaysia. Contract manufacturers also supply component sets and liquid solutions according to our specifications, with component sets manufactured in Japan, Singapore, Thailand, Indonesia and the Philippines and liquid solutions manufactured in Europe. Our capital equipment is principally manufactured in Malaysia, Australia and the U.S.

We have experienced increased levels of unpredictability in the supply of certain raw materials and components used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products.

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

Competition

To remain competitive, we must continue to develop and acquire new cost-effective products, information technology platforms and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as: (i) maintenance of a positive reputation among our customers, (ii) development of new products that meet our customer’s needs, (iii) obtaining regulatory approvals for our products in key markets, (iv) obtaining patents that protect our innovations, (v) development and protection of proprietary know-how in important technological areas, (vi) product quality, safety and cost effectiveness and (vii) continual and rigorous documentation of clinical performance. Other factors are outside of our control. We could see changes in regulatory standards or clinical practice that favor a competitor’s technology or reduce revenues in key areas of our business.

Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staff at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.

In addition, we face competition from several large, global companies with product offerings similar to ours. Terumo Blood and Cell Technologies (“Terumo BCT”) and Fresenius SE & Co. KGaA, in particular, have significant financial and other resources and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our three global product enterprises.
•Plasma
In the automated plasma collection market, we principally compete with Fresenius’ Fenwal Aurora and Aurora Xi device product lines and Terumo BCT’s Rika device on the basis of procedure and enabled door-to-door time duration, plasma yield per donation, product quality and reliability, ease of use, services and technical features of the collection systems, supply chain reliability and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers, including Nigale and Haier Medical, which offer plasmapheresis device products that are intended to be similar to ours. In recent years, Nigale has expanded to markets beyond China, competing in European and South American countries. Scinomed competes in select European countries as well. In the field of plasma related software, we principally compete with applications developed internally by certain of our customers as well as MAK Systems.
•Blood Center
Most donations worldwide are traditional manual whole blood collections and approximately 30% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo BCT.

Our MCS automated component blood collections, which represents approximately 60% of the Blood Center portfolio, not only compete against the traditional manual whole blood collection market (particularly in red cells) but also compete with products from Terumo BCT and Fresenius. Technology is the key differentiator in automated component blood collections, with speed, as measured by the time to collect more than one unit of a specific targeted blood component, quality, reliability, ease of use, service and other technical features being key factors. In markets with a significant number of people eligible to donate more than one unit in a single donation, the processing speed can be a significant competitive differentiator. This is particularly relevant in platelet donations and can drive market share shifts in certain markets.
•Hospital
Hemostasis Management
Our hemostasis analyzer systems are used primarily in surgical applications. Competition includes routine coagulation tests, such as prothrombin time, partial thromboplastin time and platelet count marketed by various manufacturers, such as Instrumentation Laboratory, Diagnostica Stago SAS and Sysmex. The TEG® analyzer competes with these routine laboratory tests based on its ability to provide a more complete picture of a patient’s hemostasis at a single point in time and to measure the clinically relevant platelet function for an individual patient.

In addition, TEG and ClotPro systems compete more directly with other viscoelastic testing systems, including ROTEM® analyzers, the VerifyNow™ System and HemoSonics Quantra®. ROTEM and VerifyNow instruments are marketed by Instrumentation Laboratory, a subsidiary of Werfen. HemoSonics is owned and offered by Diagnostica Stago. There are also additional technologies being explored to assess viscoelasticity and other characteristics that can provide insights into the coagulation status of a patient. In the advanced viscoelastic testing segment, Haemonetics is the global market leader.

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

Cell Salvage
In the intraoperative autotransfusion market, competition is based on reliability, ease of use, service, support and price. For high-volume platforms, each manufacturer's technology is similar and our Cell Saver® technology competes principally with products offered by LivaNova PLC, Medtronic and Fresenius.

Transfusion Management
SafeTrace Tx® and BloodTrack® compete in the transfusion management software market within the broader category of hospital information systems. SafeTrace Tx is an FDA regulated blood bank information system (“BBIS”) that integrates and communicates with other healthcare information systems such as the electronic health record and laboratory information system within the hospital. The BloodTrack software, also FDA regulated, is an extension of the BBIS and provides secure, traceable blood units at the point-of-care, including trauma, surgery, outpatient and critical care settings. Growth drivers for these markets include patient safety, operational efficiencies and compliance.

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

Significant Customers

In fiscal 2023, 2022 and 2021, our ten largest customers accounted for approximately 48%, 45% and 49% of our net revenues, respectively. In fiscal 2023, one Plasma customer, CSL, was greater than 10% of total net revenues and in total accounted for approximately 14% of net revenues. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment’s net revenues and one customer accounted for greater than 10% of the Blood Center segment's net revenues, but did not exceed 10% of total net revenues, in fiscal 2023.

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

In the United States, medical devices, drugs and biological products are subject to extensive regulation by FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to clear or approve applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” to a previously 510(k)-cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMAs, or a device that has been the subject of a de novo classification. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take longer, depending on the extent of the FDA’s requests for additional information and the amount of time a sponsor takes to fulfill them. We may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require premarket approval.

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

Devices deemed by the FDA to pose the greatest risk are placed in Class III. A PMA is required for most Class III devices. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) and de novo processes. Prior to the acquisition of Cardiva in March 2021, we had not been required to obtain a PMA for any of our products and did not have any Class III products in our product pipeline. Our VASCADE and VASCADE MVP products are both Class III products for which PMAs were previously obtained. The 510(k) clearance, de novo classification, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.

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

The FDA also may require post market testing, surveillance, or other measures to monitor the effects of an approved or cleared product. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, quality control, manufacture, cybersecurity, packaging and labeling procedures must continue to conform to QSRs after approval and clearance, and manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with QSRs. The FDA may withdraw product approvals or recommend or require product recalls if a company fails to comply with regulatory requirements.

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

Requirements Outside the U.S.

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) and the EU In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and postmarket surveillance, than the medical device directives they replace. The EU MDR became fully applicable as of May 26, 2021 and the EU IVDR became fully applicable as of May 26, 2022.
There is a conditional transition period after the date of full application, the duration of which is dependent on the classification of the device. A new EU certificate under the applicable regulations must be obtained prior to the end of the transition period if there is to be no interruption in manufacturing and supply of devices to the market. There are nevertheless a number of provisions that need to be complied with from the date of application, including updating the postmarket surveillance process, appointing an importer for the EU, appointing a person responsible for regulatory compliance, and updating economic operator agreements. Complying with the requirements of these regulations has and will continue to require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Similarly, the separation of states from participation in the EU, such as through the cessation of the UK’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. Regulatory requirements in other jurisdictions also continue to become more stringent, increasing regulatory requirements to register and maintain products in these markets.

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

Post-Approval Regulations

After the FDA permits a drug to enter commercial distribution, numerous regulatory requirements continue to apply. These include the FDA's current cGMPs, which include a series of requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, and laboratory controls and records and reports. The FDA has also established labeling regulations, advertising and promotion requirements and restrictions, regulations regarding conducting recalls of product and requirements relating to the reporting of adverse events.

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

In addition, the Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report information to the federal government on certain payments or transfers of value that they make to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers are also required to collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse-midwives for reporting. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Human Capital

We are committed to building a collaborative, performance-driven culture that attracts and retains top talent. As of April 1, 2023, we employed the full-time equivalent of 3,034 persons. Approximately 79% of our employees are located in North America and the remaining 21% are located across 19 other countries.

In our industry, there is substantial competition for key personnel in the regions in which we operate. Recruiting, developing, engaging and retaining talented employees is critical to both our strategy and our ability to compete effectively in the markets we serve. Our human capital strategy focuses on a complementary set of initiatives designed to support our corporate strategy and secure top talent, including the following:

•We dedicate meaningful time and resources to employee development, training and succession planning. Pursuant to our Principles of Corporate Governance, our Board of Directors plans for succession to the position of Chief Executive Officer as well as other senior leadership positions and reviews potential successors to these roles at least annually. We maintain a robust performance management review process for our permanent employees below the senior leadership level to help develop talent and ensure alignment of performance goals at every level of the organization throughout the fiscal year. Additionally, we offer a variety of programs and resources designed to facilitate our employees’ career development, training and networking, including:

◦Individual development planning by employees, in consultation with their managers, to help define individual development goals and facilitate manager coaching and feedback;

◦Manager development sessions focused on developing core leadership competencies, including performance management training, coaching and feedback and building trust;

◦Continuous improvement training for employees, including through our internal learning management platform, to promote individual development, strengthen our culture and drive compliance and quality across our organization;

◦Tuition reimbursement programs that provide eligible U.S. and Canadian employees with the opportunity to be reimbursed (up to a set dollar limit) for tuition and certain other expenses associated with degree programs, certifications and continuing education courses that relate to their work at the Company; and

◦Regular recognition of employees across the organization who personify our core values.

•We engage regularly with our employees. Our senior leadership team participates in scheduled meetings with our employees throughout the fiscal year – including quarterly Town Halls with our global workforce – to reiterate strategic priorities, provide business updates, recognize employee contributions and answer employee questions. We also conduct an annual employee engagement survey, with at least 90% global participation since 2018. Feedback from these surveys is shared across the organization and informs both Company-sponsored initiatives and shared action plans between managers and direct reports.

•We seek to foster a diverse workforce and an inclusive culture. We recognize that the diversity of our teams and their ideas helps build our collaborative, performance-driven culture, and we are committed to providing an inclusive environment where every individual has the opportunity to thrive. Accordingly, we focus attention and purposeful investments on developing our diversity, equity and inclusion programs and practices and take steps to ensure consistent and fair pay practices. We also require that employees complete annual training on our Code of Conduct (which includes specific modules on how to promote an inclusive culture and help identify and prevent unlawful discrimination) as well as standalone anti-harassment and anti-discrimination training. Additionally, we maintain company-sponsored Colleague Resource Groups designed to provide a forum for employees with shared affinities to connect, advance business priorities and drive talent strategies with an inclusive focus.

•We offer market-competitive compensation opportunities and benefits that are designed to attract, retain and motivate exceptional employees and drive both individual and company performance. In addition to base salary, most of our employees have variable components to their compensation that are tied to achievement of corporate and individual performance goals, the fluctuations of our stock price, or a combination of both. We also offer a comprehensive package of global benefits to support the health and well-being of our employees and their families and continually introduce new and enhanced benefit offerings to meet the evolving needs of our workforce and to remain competitive in local markets, including a hybrid work offering for our corporate offices in the U.S. and certain other jurisdictions.

•We maintain policies and practices to promote employee health and safety. As a Company, we are committed to making our workplaces safe and secure. This includes eliminating unsafe work practices and workplace injuries and illnesses and promoting the health, safety and well-being of all employees, contractors and visitors. Important objectives in achieving our vision include: creating a positive safety culture, maintaining an effective safety management system and reducing risk in the workplace. Among other things, we utilize a third-party enterprise compliance and risk management solution at all of our locations to track incidents. We also require tailored health and safety compliance training for all site employees as well as annual training for all employees on our Code of Conduct, which includes a specific module on health and safety.

Availability of Reports and Other Information

Our Principles of Corporate Governance, Code of Conduct and the charters of the Audit, Compensation, Governance and Compliance and Technology Committees of our Board of Directors are published on the Investor Relations section of our website at www.haemonetics.com. On this website the public can also access, free of charge, our annual, quarterly and current reports and other documents filed or furnished to the Securities and Exchange Commission, or SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file documents electronically.

Cautionary Statement Regarding Forward-Looking Information

Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “foresees,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impacts of acquisitions or dispositions; and market position and expenditures.

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

•Our ability to achieve our long-term strategic and financial-improvement goals;

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

•The impact of actual or threatened public health emergencies;

•Our ability to retain and attract key personnel;

•Market conditions impacting our stock price and/or our share repurchase program, and the possibility that such share repurchase program may be delayed, suspended or discontinued; and

•Our ability to achieve against our corporate responsibility initiatives and meet evolving stakeholder expectations concerning corporate responsibility matters.

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

In fiscal 2023, our ten largest customers accounted for approximately 48% of our net revenues. As previously disclosed, our largest Plasma customer, CSL, informed us in April 2021 of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the then current term of its contract, which was subsequently extended on a non-exclusive basis through December 2025. Any non-renewal, termination or material reduction in purchasing by any of our largest customers for any reason, including material decreases in demand for plasma or development of alternative processes, could have a material adverse effect on our business, financial condition or results or operations.

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

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, and the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures, and several other U.S. states have introduced or proposed similar privacy laws which may apply to us directly or indirectly through our customers, manufacturers, suppliers or other third-party partners. In addition, new information security and privacy laws have also come into effect in China and other countries where we conduct business. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

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

If our vendor is unable to adequately protect our data or information is lost, if our ability to deliver our services is interrupted (including as a result of significant outbreaks of disease, natural disasters, extreme weather and other conditions caused by or related to climate change, strikes, terrorism attacks or other adverse events in the countries in which the vendor operates), if our vendor's fees are higher than expected, if our vendor makes mistakes in the execution of operations support, or if the vendor terminates our relationship, then our business and operating results may be negatively affected.

A significant portion of our revenue derives from the sale of blood collection supplies. Declines in the number of blood collection procedures have adversely impacted our business and future declines may have an adverse effect on our business, financial condition and results of operations.

The demand for whole blood disposable products in the U.S. continues to decrease due to sustained declines in transfusion rates caused by hospitals’ improved blood management techniques and protocols. In response to this trend, U.S. blood center collection groups are primarily focused on obtaining the lowest average selling prices for their whole blood collection products. We expect to see continued declines in transfusion rates and the market to remain price-focused and highly competitive for the foreseeable future. Continued declines in this market could have a material adverse effect on our liquidity and results of operations.

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

Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs are causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses. Our Vascular Closure devices, for example, are often perceived as physician preference devices with a relatively higher price point compared to certain vascular closure alternatives such as sutures or manual compression, and purchases are commonly made by a hospital only after approval by its value analysis committee. If a hospital value analysis committee does not approve or revokes prior approval for any of the reasons set forth above, the demand for our vascular closure devices may decrease and we could experience an adverse effect on our results of operations or financial condition. Additionally, while Hospital capital purchase patterns have increased from initially depressed levels earlier in the COVID-19 pandemic, it is difficult to predict the long-term impact of the pandemic on hospital spending patterns.

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

We manufacture certain key disposables and devices at single locations with limited alternate facilities. If natural disasters, extreme weather and other conditions caused by or related to climate change, strikes, terrorism attacks or other adverse events occur that result in the closure of or damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers who have their own complex supply chains. We have experienced increased levels of unpredictability in the supply of certain raw materials and components, including semiconductor chips, used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of raw materials and components conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S. and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S. and Mexico to the rest of the world.

Many of our products also require sterilization prior to sale or distribution and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner, or at all, which could have a material impact on our results of operations and financial condition.

In addition, we manufacture our vascular closure devices under a shelter plan service agreement with Offshore International Incorporated (d/b/a Tetakawi) pursuant to which we lease our manufacturing facility in Guaymas, Mexico. Tetakawi is responsible for a number of ongoing services related to the facility, including provision of external security and maintenance, manufacturing personnel related human resource matters, recruiting support, government compliance, workforce transportation and cross-border shipping of raw components. We are reliant on Tetakawi to provide these services and any disruption in these services or our failure to maintain our contractual relationship with Tetakawi could significantly harm our ability to manufacture our vascular closure devices and maintain sufficient quality standards, which would negatively impact our business and results of operations.

Due to the high standards and stringent requirements of the FDA and other similar non-U.S. regulatory agencies applicable to manufacturing our products, such as the FDA’s QSR and cGMP regulations, we also may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, could compromise our ability to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.

Changes in the cost, composition or availability of the plastics and resins we purchase, or of other raw materials and components used in our products, could adversely affect our business, financial condition and results of operations.

We face risks related to the price, composition and availability of plastic raw materials used in our disposable products, which represent a substantial portion of our revenues. Material or sustained increases in the price of petroleum or petroleum derivatives could have an adverse impact on the costs to procure plastic raw materials. Additionally, our results of operations could be negatively impacted by volatility in the cost or availability of these and other raw materials and components used in our products that, in turn, increase the costs of producing and distributing our products. In recent years, we have experienced inflationary pressures that have significantly increased the cost of raw materials, transportation, construction, services and energy necessary for the production and distribution of our products. Continued uncertainty around inflationary pressures, rising interest rates and macroeconomic conditions have increased the risk of creating new, or exacerbating existing, economic challenges we face. While we have implemented cost containment measures, selective price increases and taken other actions to offset these inflationary pressures in our global supply chain, we may not be able to completely offset all the increases in our operational costs. Additionally, climate change (including laws or regulations passed in response thereto) could increase our supply costs, including energy and transportation/freight-related expenses, or reduce the availability of raw materials.

The composition of the plastic we purchase is also important. Today, we purchase plastics that contain DEHP and other phthalates, which are used to make plastic malleable. Due to regulatory changes and evolving customer expectations, we may be required to remove materials such as phthalates from our devices, find alternative materials which then need to be validated or obtain regulatory approvals from the regulatory authorities for a number of products.

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

In July 2019, our Board of Directors approved a new Operational Excellence Program, also referred to in this report as the 2020 Program, and delegated authority to management to determine the detail of the initiatives that will comprise the program. While cost savings from the 2020 Program to date have been consistent with our expectations, it is possible that events and circumstances, such as rising interest rates, macroeconomic uncertainty and the related impacts on us, our customers and suppliers could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Additionally, any material reduction in purchases by significant customers and any actions we take in response to such anticipated reduction could result in a decrease in benefits we realize under the 2020 Program. Our inability to realize all of the anticipated benefits from the 2020 Program could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If our business development activities are unsuccessful, we may not realize the intended benefits.

We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances. We have also sought and in the future may seek to divest certain assets deemed non-core to our long-term strategic objectives. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, or of any divestiture, may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.

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

Many of our currently commercialized products have received 510(k) clearance. In the future, the FDA may determine that our products will require more costly, lengthy and uncertain de novo or PMA processes. Modifications to Class III devices, like our Vascular Closure products, may require additional clinical studies or supplemental PMA submissions. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. In particular, the FDA has recently placed increased scrutiny on cybersecurity for medical devices which may necessitate additional time and cost for product development, submission and approval or clearance. In addition, even if we do obtain clearance or approval, the FDA may not approve or clear these products for the indications that we requested. Any delay in, or failure to receive or maintain, clearances or approvals for our products under development could prevent us from generating revenue from these products.

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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Complying with the requirements of these regulations may require us to incur significant expenditures and we may experience delays that negatively impact the ability to sell our full suite of products in certain jurisdictions. Similarly, the separation of states from participation in the EU, such as through the cessation of the UK’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. More stringent regulations have also been introduced in many countries outside of Europe that previously did not have medical device regulations, had minimal regulations or relied on reciprocal recognition of approval in other markets. Failure to meet these requirements could adversely impact our business in the EU and other applicable regions.

If we or our suppliers fail to comply with laws and regulations governing the manufacture and production of our products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspection (both routine and unannounced) by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA’s QSR or cGMP requirements (depending on the products at issue), which address, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.

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

We are also subject to environmental laws, which are becoming more stringent throughout the world. For example, the U.S. Environmental Protection Agency regulates the use of ethylene oxide for sterilization of medical devices, and is increasingly focused on reducing emissions from the ethylene oxide sterilization process, which could increase our costs of operations and necessitate changes to our manufacturing plants and processes. Other environmental laws may have similar consequences to us or our suppliers, or result in liability to us. Additionally, increased environmental regulation, including the enactment of laws and regulations to address climate change, may increase our compliance costs or restrict certain aspects of our activities.

If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting requirements.

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA information of which they become aware that a device has or may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. Similar reporting requirements exist in some of the other jurisdictions in which we operate. Failure to report these events to the FDA or other applicable regulatory authorities within the required timeframes, or at all, could lead to enforcement actions, fines and criminal sanctions against us.

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

We are subject to income taxes, non-income based taxes and tax audits in the U.S. and various foreign jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under various rules in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. For example, in August 2022, the United States enacted the Inflation Reduction Act that imposes a 15% minimum tax for large corporations on global adjusted financial statement income for tax years beginning after December 31, 2022, and a 1% excise tax on certain share repurchases occurring after December 31, 2022. We do not currently expect that the Inflation Reduction Act will have a material impact on our income tax liability, but we will continue to monitor this change in future periods. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any significant increase in our future effective tax rate could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

There is also a high level of uncertainty in the current tax environment stemming from both global initiatives put forth by the Organization for Economic Co-operation and Development (the “OECD”) and unilateral measures being implemented by various countries due to a lack of consensus on these global initiatives. Further, unilateral measures in response to such measures are creating additional uncertainty.

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

Risks Related to our Financial Obligations and Indebtedness

We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.

In July 2022, the Company entered into an amended and restated credit agreement with certain lenders to refinance the existing term loan and revolving loan and extend their maturity date through June 2025. The amended and restated credit agreement provides for a $280.0 million term loan and access to a $420.0 million revolving loan (together, the “Revised Credit Facilities”). As of April 1, 2023, in addition to our $500.0 million aggregate principal amount of indebtedness under our convertible senior notes due 2026 (the “2026 Notes”), the Company had $274.7 million of debt outstanding under the term loan and no borrowings were outstanding under the revolving credit facility.

Our Revised Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of April 1, 2023, we were in compliance with the covenants pursuant to our Revised Credit Facilities, and we currently forecast that we will be in compliance with these covenants through the period ending March 30, 2024.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

Under certain circumstances, the noteholders may convert their 2026 Notes at their option prior to the scheduled maturities. If one or more noteholders elect to convert their 2026 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2026 Notes will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of March 5, 2021, between U.S. Bank National Association, as trustee (the “Trustee”) and us (the “Indenture”)), at a repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our Revised Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

U.S. legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. Tariffs and other protectionist measures directed at China and other markets, as well as prolonged uncertainty regarding such measures as administrations change, may have adverse effects on our ability to source, manufacture and distribute products, or receive payments, in a timely and cost effective manner, thereby adversely affecting our business. Additionally, the military conflict between Russia and Ukraine has resulted in the implementation of sanctions by the U.S. and other governments against Russia and has caused significant volatility and disruptions to the global markets. It is not possible to predict the short- and long-term implications of this conflict, which could include but are not limited to further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although our business in Russia accounted for only about 1% of fiscal 2023 net revenues, a significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

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

There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems and more volatile financial markets. In addition, the government controlled healthcare system’s ability to invest in our products and systems may abruptly shift due to changing government priorities, geopolitical events or funding capacity. Our ability to sell products in these economies is dependent upon, among other factors, our ability to hire qualified employees or agents to represent our products locally and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are also exposed to a higher degree of financial risk if we extend credit to customers in these economies.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2023, our international revenues accounted for 27.9% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

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

Our products may be determined to infringe another party’s patent, which could lead to financial losses or adversely affect our ability to market our products.

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

General Risk Factors

Actual or threatened public health emergencies could harm our business.

Our business and operations could be adversely affected by health epidemics that impact the markets and communities in which we, our partners and our clients operate. The COVID-19 pandemic caused significant disruption to the business and financial markets. We continue to monitor the potential effects of future health epidemics on our business and operations. While the spread and impact of COVID-19 has stabilized, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, which could have the effect of decreasing demand and/or increasing volatility in demand for our products.

Our success depends on our ability to attract and retain key personnel needed to successfully operate the business and to plan for future executive transitions.

Our ability to compete effectively depends on our ability to attract and retain key employees, including people in senior management, sales, marketing and R&D positions, and to facilitate seamless leadership transitions for key positions. Our ability to recruit and retain key talent will depend on a number of factors, including hiring practices of our competitors, compensation and benefits, work location, work environment, hybrid work environment policies and industry economic conditions. If we fail to attract and retain key personnel in senior management and other positions, or if our succession planning efforts are not effective, it could have a material adverse effect on our business, financial condition and results of operations.

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

Share repurchase programs, including under our existing share repurchase authorization, could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In August 2022, we announced that our Board of Directors had approved a new three-year share repurchase program authorizing the repurchase of up to $300.0 million of outstanding shares of our common stock through August 2025. Under the share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased is determined by us and depends on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. Refer to Note 7, Earnings per Share, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Our business could be negatively impacted by corporate responsibility matters.

There has been increased focus from certain regulatory bodies, investors, customers, employees and other stakeholders concerning corporate responsibility matters, including topics identified under the framework of Environmental, Social and Governance (“ESG”). For example, customer preferences or requirements may be influenced by company progress across various ESG topics related to, among other things, human capital and environmental impact matters. From time to time, we may announce certain initiatives, including goals, regarding corporate responsibility focus areas for our company. We may not achieve, or may be perceived as not achieving, against such initiatives, including as a result of changes in our business. Moreover, the standards by which corporate responsibility efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. Any failure, or perceived failure, to achieve against our corporate responsibility initiatives or to establish goals that align with stakeholder expectations could result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of April 1, 2023, our global headquarters are located in Boston, Massachusetts and our principal manufacturing centers are located in Pennsylvania and California within the U.S., as well as internationally in Mexico and Malaysia. Our products are distributed worldwide from primary distribution centers in Tennessee, Utah and Switzerland, as well as smaller locations globally. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of April 1, 2023 (in approximate square feet):

	Owned	Leased	Total
U.S.	165,385	636,489	801,874
International	378,000	248,909	626,909
Total	543,385	885,398	1,428,783

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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the New York Stock Exchange under the symbol “HAE.” As of April 1, 2023, we had 106 stockholders of record. We have not historically paid cash dividends and do not currently anticipate paying cash dividends in the future.

Issuer Purchases of Equity Securities

In August 2022, the Company’s Board of Directors approved a new three-year share repurchase program authorizing the repurchase of up to $300.0 million of the Company’s common stock from time to time, based on market conditions, through August 2025. Under the Company’s share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions. In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. in August 2022. As of April 1, 2023, the total remaining authorization for repurchases of the Company’s common stock under the share repurchase program was $225.0 million.

ITEM 6. RESERVED

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, vascular closure devices, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Share Repurchase Program

In August 2022, we announced that our Board of Directors had approved a new three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock from time to time, based on market conditions, through August 2025. In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. in August 2022. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $75.20.

As of April 1, 2023, the total remaining authorization for repurchase of the Company’s common stock was $225.0 million.

Debt Issuance and Repayment

On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance the credit facilities under our 2018 credit agreement (as amended from time to time) and extend the applicable maturity date through June 2025. Our Revised Credit Facilities include a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under our 2018 credit agreement, and a $420.0 million senior unsecured revolving credit facility. In September 2022, we amended two prior interest rate swap agreements and entered into certain supplemental interest rate swap agreements to effectively convert between 70% to 80% of borrowings under our Revised Credit Facilities from a variable Term Secured Overnight Financing Rate (“SOFR”) rate to a fixed rate of interest through June 2025.

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

Changes in demand for plasma-derived biopharmaceuticals, particularly immunoglobulin, are the key driver of plasma collection volumes in the biopharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived biopharmaceuticals also affect collection volume, including the following:

•Biopharmaceutical companies are seeking more yield from each plasma collection to meet growing demand for biopharmaceuticals without requiring an equivalent increase in plasma donations.

•Newly approved indications for auto-immune diseases treated with plasma-derived therapies, the growing understanding and diagnosis of these diseases, longer lifespans and a growing aging patient population increase the demand for plasma.

•Geographical expansion of biopharmaceuticals also increases demand for plasma.

Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where approximately 70% of the world’s source plasma is collected and only a few customers provide the majority of our Plasma revenue. However, certain jurisdictions such as Egypt and the United Kingdom have begun to collect or are considering collection of plasma for fractionation for their local needs, which could expand the Plasma market.

Blood Center Market

In the Blood Center market, we sell automated blood component and manual whole blood collection systems. While we sell products around the world, a significant portion of our sales are to a limited number of customers due to relatively limited number of blood collectors.

Within the Blood Center market, we have seen three trends that have negatively impacted growth of the overall marketplace despite the overall increase in aging populations. Overall, we expect a flat to low single-digit decline in this business.

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

Haemonetics’ TEG, ClotPro and HAS hemostasis analyzer systems are advanced diagnostic tools that provide a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the standard of care in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.

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

Vascular Closure Market - The target markets for our Vascular Closure products, coronary and peripheral procedures and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Electrophysiology procedures consist of catheter-based interventions to diagnose and treat cardiac arrhythmias. This procedure category is expected to grow based on the increasing incidence and prevalence of cardiac arrhythmias, mainly in the U.S. Additionally, our VASCADE and VASCADE MVP vascular closure systems received CE mark clearance in fiscal 2023, providing a pathway for country-specific introduction of these products in the EU.

Cell Salvage Market - In recent years, more efficient blood use and less invasive surgeries have reduced demand for autotransfusion in these procedures and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth. Orthopedic procedures have seen similar changes with improved blood management practices, including the use of tranexamic acid to treat and prevent postoperative bleeding, significantly reducing the number of transfusions and autotransfusion. Geographically, the Cell Saver has achieved the highest market penetration in North America, Europe and Japan. However, there are considerable growth opportunities in certain Asia Pacific and other emerging markets as addressable procedure volumes grow and the use of autotransfusion is becoming accepted as a standard of care.

Transfusion Management Market - Revenues from BloodTrack have increased in the U.S. and Europe in recent years as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx’s leading market share in the U.S. remains steady and in fiscal 2021 launched in the United Kingdom. We continue to explore opportunities to expand the portfolio internationally.

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2023	2022	% Increase/(Decrease)
Net revenues	$1,168,660	$993,196	17.7%
Gross profit	$615,097	$505,502	21.7%
% of net revenues	52.6%	50.9%
Operating expenses	$459,064	$424,752	8.1%
Operating income	$156,033	$80,750	93.2%
% of net revenues	13.4%	8.1%
Interest and other expense, net	$(14,630)	$(17,121)	(14.5)%
Income before provision for income taxes	$141,403	$63,629	122.2%
Provision for income taxes	$26,002	$20,254	28.4%
% of pre-tax income	18.4%	31.8%
Net income	$115,401	$43,375	166.1%
% of net revenues	9.9%	4.4%
Net income per share - basic	$2.27	$0.85	167.1%
Net income per share - diluted	$2.24	$0.84	166.7%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2023 and 2022 included 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2023 increased 17.7% compared with fiscal 2022. Without the effects of foreign exchange, net revenues increased 20.3% compared with fiscal 2022. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price, drove the overall increase in revenue during the fiscal year ended April 1, 2023.

Operating income increased 93.2% during fiscal 2023 as compared with fiscal 2022, primarily due to increased revenues in Plasma and Hospital, savings from the Operational Excellence Program (“2020 Program”), decreased spending on acquisitions in fiscal 2023 and decreased amortization of acquired intangible assets, partially offset by higher performance-based compensation, lower revenues in Blood Center, increased freight costs in our global supply chain and increased sales and marketing expense.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Fiscal Year
(In thousands)	2023	2022	Reported Growth	Currency impact	Constant currency growth (1)
United States	$842,897	$639,322	31.8%	—%	31.8%
International	325,763	353,874	(7.9)%	(7.1)%	(0.8)%
Net revenues	$1,168,660	$993,196	17.7%	(2.6)%	20.3%
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

The percentage of revenue generated in our principal operating regions is summarized below:

	Fiscal Year
	2023	2022
United States	72.1%	64.4%
Japan	5.2%	7.6%
Europe	13.4%	16.5%
Asia	8.9%	11.2%
Other	0.4%	0.3%
Total	100.0%	100.0%

International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro, relative to the U.S. Dollar. We have placed foreign currency hedges to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Fiscal Year
(In thousands)	2023	2022	Reported Growth	Currency impact	Constant currency growth(1)
Plasma	$496,923	$351,347	41.4%	(0.8)%	42.2%
Blood Center	279,962	298,512	(6.2)%	(4.4)%	(1.8)%
Hospital(2)	371,731	322,804	15.2%	(2.4)%	17.6%
Service	20,044	20,533	(2.4)%	(5.3)%	2.9%
Net revenues	$1,168,660	$993,196	17.7%	(2.6)%	20.3%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

(2) Hospital revenue includes Hemostasis Management revenue of $138.9 million and $127.4 million for fiscal years 2023 and 2022, respectively. Hemostasis Management revenue increased 9.0% during fiscal 2023 as compared with fiscal 2022. Without the effect of foreign exchange, Hemostasis Management revenue increased 11.3% as compared with fiscal 2022. Vascular Closure revenue increased 35.1% during fiscal 2023 as compared with fiscal 2022.

Plasma

Plasma revenue increased 41.4% during fiscal 2023 as compared with fiscal 2022. Without the effect of foreign exchange, Plasma revenue increased 42.2% during fiscal 2023 as compared with fiscal 2022. This revenue increase was primarily driven by volume and price.

During the third quarter of fiscal 2022, we amended our supply agreement with CSL, which CSL had previously notified us of its intent not to renew and was initially set to expire in June 2022, to allow CSL to continue to use our PCS2 plasma collection system devices and purchase disposable plasmapheresis kits on a non-exclusive basis through December 2023. During the third quarter of fiscal 2023, we further amended our supply agreement with CSL to extend the term through December 2025. CSL has a minimum purchase commitment under the non-exclusive supply agreement that slightly exceeds $100.0 million in fiscal 2024, and we expect that CSL will continue to provide a meaningful contribution to our Plasma business revenue in fiscal 2025.

Blood Center

Blood Center revenue decreased 6.2% during fiscal 2023 as compared with fiscal 2022. Without the effect of foreign exchange, Blood Center revenue decreased 1.8% during fiscal 2023. The decrease was primarily driven by declines in the volume of apheresis disposables, partially offset by an increase in whole blood disposables.

Hospital

Hospital revenue increased 15.2% during fiscal 2023 as compared with fiscal 2022. Without the effect of foreign exchange, Hospital revenue increased 17.6% during fiscal 2023. The increase was primarily attributable to Vascular Closure revenue, as well as increases in Hemostasis Management disposables revenue and Transfusion Management revenue.

Gross Profit

	Fiscal Year
(In thousands)	2023	2022	% Increase/(Decrease)
Gross profit	$615,097	$505,502	21.7%
% of net revenues	52.6%	50.9%

Gross profit increased 21.7% during fiscal 2023 as compared with fiscal 2022. Without the effects of foreign exchange, gross profit increased 26.1% during fiscal 2023. The increase was primarily driven by volume, price, decreased spend on both restructuring and restructuring related costs and integration and transaction costs, as well as productivity savings from the 2020 Program. These drivers were partially offset by inflationary pressures in our global manufacturing and supply chain and increased depreciation expense.

Operating Expenses

	Fiscal Year
(In thousands)	2023	2022	% Increase/(Decrease)
Research and development	$50,131	$46,801	7.1%
% of net revenues	4.3%	4.7%
Selling, general and administrative	$376,675	$340,140	10.7%
% of net revenues	32.2%	34.2%
Amortization of acquired intangible assets	$32,640	$47,414	(31.2)%
% of net revenues	2.8%	4.8%
Gains on divestiture	$(382)	$(9,603)	(96.0)%
% of net revenues	—%	(1.0)%
Total operating expenses	$459,064	$424,752	8.1%
% of net revenues	39.3%	42.8%

Research and Development

Research and development expenses increased 7.1% during fiscal 2023 as compared with fiscal 2022. Without the effects of foreign exchange, research and development expenses increased 7.4% during fiscal 2023. The increase in fiscal 2023 was primarily due to increased investments into product innovation, partially offset by decreased spend on MDR and IVDR.

Selling, General and Administrative

Selling, general and administrative expenses increased 10.7% during fiscal 2023 as compared with fiscal 2022. Without the effects of foreign exchange, selling, general and administrative expenses increased 12.6% during fiscal 2023. The increase in fiscal 2023 was primarily driven by higher performance-based compensation, inflationary pressures and higher freight costs in our global supply chain and increased investments in sales and marketing, partially offset by cost savings related to the 2020 Program and decreased acquisition costs and restructuring and restructuring related costs in fiscal 2023.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $32.6 million and $47.4 million during fiscal 2023 and fiscal 2022, respectively. The decrease in fiscal 2023 is primarily the result of intangible assets that became fully amortized during fiscal 2022.

Gains on Divestitures

We recognized gains on divestitures of $0.4 million and $9.6 million during fiscal 2023 and fiscal 2022, respectively. Refer to Note 5, Divestitures, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

Interest and Other Expense, Net

Interest and other expenses decreased 14.5% during fiscal 2023 as compared with fiscal 2022. Without the effects of foreign exchange, interest and other expenses decreased 15.9% during fiscal 2023. The decrease was primarily driven by increased interest income on investments due to higher interest rates, lower interest paid on interest rate swaps due to market and rate volatility, partially offset by higher interest incurred on our term loan.

Income Taxes

	Fiscal Year
	2023	2022	% Increase/(Decrease)
Reported income tax rate	18.4%	31.8%	(13.4)%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the U.S. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of April 1, 2023, we maintain a valuation allowance against certain U.S. state and foreign tax credit carryforwards that are not more-likely-than-not realizable as well as a valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended April 1, 2023, we recorded income tax expense of $26.0 million on our worldwide pre-tax income of $141.4 million, resulting in a reported tax rate of 18.4%. Our effective tax rate for the year ended April 1, 2023 is lower than our effective tax rate of 31.8% for fiscal 2022, primarily due to the release of valuation allowance related to U.S. state deferred tax assets, the absence of provisions related to contingent consideration and decreased disallowed stock compensation expense, partially offset by jurisdictional mix of earnings.

Effective beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the Company to capitalize, and subsequently amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. There was not a material impact on our effective tax rate in fiscal 2023 as a result of this requirement.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(In thousands)	April 1, 2023	April 2, 2022
Cash and cash equivalents	$284,466	$259,496
Working capital	$517,906	$313,765
Current ratio	3.1	1.7
Net debt position(1)	$(481,420)	$(514,093)
Days sales outstanding (DSO)	53	54
Inventory turnover	1.8	1.4
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases and cash principal and interest payments under our revised credit agreement.

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of April 1, 2023.

As of April 1, 2023, we had $284.5 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving loan (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. Our Revised Credit Facilities include a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

As of April 1, 2023, $274.7 million was outstanding under the term loan with an effective interest rate of 6.3%. There were no borrowings outstanding on the revolving loan. We also had $21.3 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of April 1, 2023. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of April 1, 2023.

The Company has scheduled principal payments of $12.3 million required during fiscal 2024.

During fiscal 2022, our Board of Directors approved a revised 2020 Program. We now estimate that we will incur aggregate charges between $95 million and $105 million in connection with the 2020 Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the fiscal years ended April 1, 2023 and April 2, 2022, the Company incurred $11.5 million and $28.7 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Fiscal Year
(In thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$273,058	$172,263
Investing activities	(143,788)	(86,345)
Financing activities	(100,364)	(15,749)
Effect of exchange rate changes on cash and cash equivalents(1)	(3,936)	(2,978)
Net change in cash and cash equivalents	$24,970	$67,191
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $273.1 million during fiscal 2023, an increase of $100.8 million as compared with fiscal 2022. The increase in cash provided by operating activities was primarily the result of higher net income, decreased inventory driven by NexSys PCS device placements and increased accrued performance-based compensation, partially offset by increases in accounts receivable during fiscal 2023.

Investing Activities

Net cash used in investing activities was $143.8 million during fiscal 2023, an increase of $57.4 million as compared with fiscal 2022. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures, driven by NexSys PCS device placements, and other investments made in fiscal 2023, partially offset by lower proceeds received from divestitures in fiscal 2023.

Financing Activities

Net cash used in financing activities was $100.4 million during fiscal 2023, an increase of $84.6 million as compared with fiscal 2022. The increase in cash used in financing activities during fiscal 2023 was primarily due to share repurchases and acquisition-related contingent consideration payments made in fiscal 2023.

Contractual Obligations

A summary of our contractual and commercial commitments as of April 1, 2023 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$500,000	$—	$500,000	$—	$—
Debt	274,776	12,276	262,500	—	—
Interest payments(1)	37,059	17,363	19,696	—	—
Operating leases	77,630	9,813	17,608	16,563	33,646
Purchase commitments(2)	207,079	207,079	—	—	—
Expected retirement plan benefit payments	19,475	1,453	2,826	3,542	11,654
Total contractual obligations	$1,116,019	$247,984	$802,630	$20,105	$45,300
(1) Interest payments reflect the contractual interest payments on our outstanding debt and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of April 1, 2023. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment as well as commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $3.0 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk

While approximately 48% of our revenue during fiscal 2023 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.

We have not incurred significant losses on trade accounts or other receivables. We continually evaluate all receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

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

Inflation

We continued to experience rising inflationary pressures in our global supply chain that had an impact on our results of operations during fiscal 2023. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Increases in the price of petroleum derivatives could result in corresponding increases in our costs to procure plastic raw materials. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During fiscal 2023, 27.9% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

Since our foreign currency denominated Yen, Euro and Yuan sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro or Yuan, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro or Yuan, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit, our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Franc and Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

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

We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management’s assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

Contingencies

We may become involved in various legal proceedings that arise in the ordinary course of business, including, without limitation, patent infringement, product liability and environmental matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial condition.

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

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies’ growth rates and their implied volatility. Our estimates of forecasted revenues in the earn out period include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These cash flow projections are discounted with a risk adjusted rate. Each quarter until such contingent amounts are earned, the fair value of the liability is remeasured at each reporting period and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of April 1, 2023, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.2 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $4.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our Revised Credit Facilities as of April 1, 2023 was $274.7 million with an interest rate of 6.3% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.8 million. In September 2022, we modified our two existing interest rate swaps to align to Term SOFR rather than LIBOR and entered into four additional interest rate swaps to effectively convert $194.8 million of borrowings under our Revised Credit Facilities from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 1, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2023 expressed an unqualified opinion thereon.

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

Valuation of goodwill
Description of the Matter	As discussed in Note 11 to the consolidated financial statements, the Company had approximately $466 million of goodwill allocated among its reporting units as of April 1, 2023. The Company performs its annual quantitative impairment analysis as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist, utilizing a discounted cash flow income approach in order to value reporting units for the test.
Auditing the annual goodwill impairment test was especially complex and judgmental due to the significant estimation required in determining the fair values of certain reporting units. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates, which are affected by expectations about future market or economic conditions and reporting unit specific risk factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair values.
To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical financial results of the reporting unit and information generated by external parties. We considered the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts
May 22, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021

Net revenues	$1,168,660	$993,196	$870,463
Cost of goods sold	553,563	487,694	472,625
Gross profit	615,097	505,502	397,838
Operating expenses:
Research and development	50,131	46,801	32,857
Selling, general and administrative	376,675	340,140	275,216
Amortization of acquired intangible assets	32,640	47,414	32,830
Gains on divestitures and sale of assets	(382)	(9,603)	(32,812)
Total operating expenses	459,064	424,752	308,091
Operating income	156,033	80,750	89,747
Interest and other expense, net	(14,630)	(17,121)	(16,834)
Income before provision (benefit) for income taxes	141,403	63,629	72,913
Provision (benefit) for income taxes	26,002	20,254	(6,556)
Net income	$115,401	$43,375	$79,469

Net income per share – basic	$2.27	$0.85	$1.57
Net income per share – diluted	$2.24	$0.84	$1.55

Weighted average shares outstanding
Basic	50,783	51,047	50,688
Diluted	51,420	51,353	51,292
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021

Net income	$115,401	$43,375	$79,469

Other comprehensive (loss) income:
Impact of defined benefit plans, net of tax	2,456	2,179	(351)
Foreign currency translation adjustment, net of tax	(6,016)	(6,391)	9,572
Unrealized gain (loss) on cash flow hedges, net of tax	4,269	5,785	(489)
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(5,136)	2,020	6,856
Other comprehensive (loss) income	(4,427)	3,593	15,588
Comprehensive income	$110,974	$46,968	$95,057
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 1, 2023	April 2, 2022

ASSETS
Current assets:
Cash and cash equivalents	$284,466	$259,496
Accounts receivable, less allowance for credit losses of $4,932 at April 1, 2023 and $2,475 at April 2, 2022	179,142	159,376
Inventories, net	259,379	293,027
Prepaid expenses and other current assets	46,735	44,132
Total current assets	769,722	756,031
Property, plant and equipment, net	310,885	258,482
Intangible assets, less accumulated amortization of $417,422 at April 1, 2023 and $376,552 at April 2, 2022	275,771	310,261
Goodwill	466,231	467,287
Deferred tax asset	5,241	4,468
Other long-term assets	106,975	63,205
Total assets	$1,934,825	$1,859,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$11,784	$214,148
Accounts payable	63,929	58,371
Accrued payroll and related costs	64,475	48,540
Other current liabilities	111,628	121,207
Total current liabilities	251,816	442,266
Long-term debt, net of current maturities	754,102	559,441
Deferred tax liability	36,195	28,727
Other long-term liabilities	74,715	79,876
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,448,519 shares at April 1, 2023 and 51,124,240 shares at April 2, 2022	504	511
Additional paid-in capital	594,706	572,476
Retained earnings	253,168	202,391
Accumulated other comprehensive loss	(30,381)	(25,954)
Total stockholders’ equity	817,997	749,424
Total liabilities and stockholders’ equity	$1,934,825	$1,859,734
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 28, 2020	50,323	$503	$553,229	$78,512	$(45,135)	$587,109
Employee stock purchase plan	44	1	4,012	—	—	4,013
Exercise of stock options	128	1	6,218	—	—	6,219
Issuance of restricted stock, net of cancellations	374	4	(4)	—	—	—
Share-based compensation expense	—	—	25,516	—	—	25,516
Equity component of convertible notes, net of issuance costs	—	—	61,156	—	—	61,156
Purchase of capped call related to convertible notes	—	—	(47,400)	—	—	(47,400)
Net income	—	—	—	79,469	—	79,469
Other comprehensive income	—	—	—	—	15,588	15,588
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	74	—	4,209	—	—	4,209
Exercise of stock options	66	1	2,337	—	—	2,338
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Share-based compensation expense	—	—	24,359	—	—	24,359
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Net income	—	—	—	43,375	—	43,375
Other comprehensive income	—	—	—	—	3,593	3,593
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	102	—	4,378	—	—	4,378
Exercise of stock options	59	1	2,637	—	—	2,638
Shares repurchased	(997)	(10)	(10,366)	(64,624)	—	(75,000)
Issuance of restricted stock, net of cancellations	161	2	(2)	—	—	—
Share-based compensation expense	—	—	25,583	—	—	25,583
Net income	—	—	—	115,401	—	115,401
Other comprehensive loss	—	—	—	—	(4,427)	(4,427)
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	April 1, 2023	April 2, 2022	April 3, 2021
Cash Flows from Operating Activities:
Net income	$115,401	$43,375	$79,469
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	93,307	97,747	84,287
Impairment of assets	607	7,953	21,969
Share-based compensation expense	25,583	24,359	25,516
Gain on divestitures and sale of assets	(382)	(9,603)	(32,812)
Contingent consideration	(504)	10,461	—
Deferred tax benefit	4,783	5,013	(19,866)
Amortization of deferred financing costs	1,970	3,404	564
Provision (benefit) for losses on inventory	664	(861)	7,860
Other non-cash operating activities	6,126	5,592	1,500
Change in operating assets and liabilities:
Change in accounts receivable	(24,421)	(34,974)	44,121
Change in inventories	30,754	24,307	(38,909)
Change in prepaid income taxes	1,688	2,870	(3,822)
Change in other assets and other liabilities	(22,334)	(15,022)	(4,650)
Change in accounts payable and accrued expenses	39,816	7,642	(56,422)
Net cash provided by operating activities	273,058	172,263	108,805
Cash Flows from Investing Activities:
Capital expenditures	(110,191)	(96,509)	(37,040)
Proceeds from divestitures	850	10,642	44,587
Proceeds from sale of property, plant and equipment	1,608	2,022	1,815
Acquisitions	(2,850)	(2,500)	(434,804)
Other investments	(33,205)	—	—
Net cash used in investing activities	(143,788)	(86,345)	(425,442)
Cash Flows from Financing Activities:
Term loan borrowings	280,000	—	—
Term loan redemption	(280,000)	—	—
Repayment of term loan borrowings	(9,625)	(17,500)	(21,875)
Proceeds from revolving facility	50,000	—	—
Payments on revolving facility	(50,000)	—	—
Debt issuance costs	(1,118)	—	(13,457)
Net decrease in short-term loans	—	—	(60,000)
Proceeds from issuance of convertible notes	—	—	500,000
Purchase of capped call related to convertible notes	—	—	(47,400)
Contingent consideration payments	(21,593)	(4,791)	—
Proceeds from employee stock purchase plan	4,378	4,209	4,013
Proceeds from exercise of stock options	2,638	2,338	6,217
Share repurchases	(75,000)	—	—
Other financing activities	(44)	(5)	(46)
Net cash (used in) provided by financing activities	(100,364)	(15,749)	367,452
Effect of exchange rates on cash and cash equivalents	(3,936)	(2,978)	4,179
Net Change in Cash and Cash Equivalents	24,970	67,191	54,994
Cash and Cash Equivalents at Beginning of Year	259,496	192,305	137,311
Cash and Cash Equivalents at End of Year	$284,466	$259,496	$192,305
Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,587	$6,187	$7,824
Income taxes paid	$17,967	$24,298	$12,487
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$81,136	$51,800	$9,287
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

Haemonetics manages its business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software, and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Vascular Closure, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, vascular closure devices, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software.

The accompanying consolidated financial statements present separately the Company’s consolidated financial position, results of operations, cash flows and changes in shareholders’ equity. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All amounts presented, except per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics’ fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2023 and 2022 included 52 weeks with each quarter having 13 weeks. Fiscal 2021 included 53 weeks with each of the first three quarters having 13 weeks and the fourth quarter having 14 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, we assess our strategic investments to determine whether they meet the definition of a variable interest entity (“VIE”), and if so, whether the Company has controlling financial interest. Controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, as such no VIEs were consolidated during fiscal 2023, 2022 or 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software and Other Revenues

To a lesser extent, the Company enters into other types of contracts including certain software licensing arrangements to provide software solutions to support its plasma, blood collection and hospital customers. A portion of its software sales are perpetual licenses typically accompanied by significant implementation services related to software customization as well as other professional and technical services. The Company generally recognizes revenue from the sale of perpetual licenses and related customization services over time (the Company is creating or enhancing an asset that the customer controls) using an input method which requires it to make estimates of the extent of progress toward completion of the contract. When the Company provides other services, including in some instances hosting, technical support and maintenance, it recognizes these fees and charges over time (the customer simultaneously receives and consumes benefits), as performance obligations for these services are satisfied during the contract period. Certain of the Company’s software licensing arrangements are term-based licenses that include a per-collection or a usage-based fee related to the use of the license and the related technical support and hosting services. For these usage-based arrangements, the Company applies the revenue recognition exception resulting in revenue recognition occurring upon the later of actual usage or satisfaction of the related performance obligations. The payment terms for software licensing arrangements vary by customer pursuant to the terms set forth in the customer contract and result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

Significant Judgments

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. The Company’s estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If the Company is unable to estimate the expected rebates reasonably, it records a liability for the maximum potential rebate or discount that could be earned. In circumstances where the Company provides upfront rebate payments to customers, it capitalizes the rebate payments and amortizes the resulting asset as a reduction of revenue using a systematic method over the life of the contract.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and contract assets, as well as customer advances, customer deposits and deferred revenue (contract liabilities) on the consolidated balance sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of April 1, 2023, cash and cash equivalents consisted primarily of investments in United States Government Agency and institutional money market funds.

Allowance for Credit Losses

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

Inventories

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method. The Company has based its provisions for excess, expired and obsolete inventory primarily on its estimates of forecasted net sales. Significant changes in the timing or level of demand for the Company’s products result in recording additional provisions for excess, expired and obsolete inventory. Additionally, uncertain timing of next-generation product approvals, variability in product launch strategies, non-cancelable purchase commitments, product recalls and variation in product utilization all affect the Company’s estimates related to excess, expired and obsolete inventory.

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

The Company’s installed base of devices includes devices owned by the Company and devices sold to the customer. The asset on its balance sheet classified as Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally, the customer has the right to use it for a period of time as long as they meet the conditions the Company has established, which among other things, generally include one or more of the following:

•Purchase and consumption of a certain level of disposable products
•Payment of monthly rental fees
•An asset utilization performance metric, such as performing a minimum level of procedures per month per device

Consistent with the impairment tests noted below for other intangible assets subject to amortization, the Company reviews Haemonetics equipment and the related useful lives of such equipment at least once a year, or more frequently if certain conditions arise, to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. To conduct these reviews, the Company estimates the future amount and timing of demand for disposables used

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with these devices, from which it generates revenues. The Company also considers product life cycle in its evaluation of useful life and recoverability. Changes in expected demand can result in additional depreciation expense, which is classified as cost of goods sold. Any significant unanticipated changes in demand could impact the value of the Company’s devices and its reported operating results.

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over the fair value of the net tangible and other identifiable intangible assets acquired. Goodwill is not amortized and is instead reviewed for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company performs its annual impairment test on the first day of the fiscal fourth quarter for each of its reporting units.

Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. The Company’s reportable segments and reporting units are as follows: Plasma, Blood Center and Hospital.

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

The Company uses the income approach, specifically the discounted cash flow method, to derive the fair value of each of its reporting units in preparing its goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful in preparing its goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to its accounting for goodwill, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s discounted cash flow analysis and reflects the Company’s best estimates for stable, perpetual growth of its reporting units. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows. The Company corroborated the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test.

During the fourth quarter of fiscal 2023, 2022 and 2021, the Company performed its annual goodwill impairment test. The results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2023, 2022 and 2021 annual test date.

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

If the Company determines the estimate of an intangible asset’s remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life.

The Company has in-process research and development (“IPR&D”) intangible assets with indefinite lives. IPR&D assets are not amortized. The Company reviews these assets for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. The Company performs its annual impairment test on the first day of the fiscal fourth quarter for its IPR&D assets. The Company makes assumptions about future cash flows, terminal value growth, costs for completion and appropriate discount rates. The Company elected qualitative assessments in fiscal 2023 and 2022.

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

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2023, 2022 and 2021. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	April 1, 2023	April 2, 2022
Contract liabilities	30,209	26,809
Contingent consideration	863	31,184
All other	80,556	63,214
Total	$111,628	$121,207

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months.

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $7.2 million, $4.4 million and $2.7 million in fiscal 2023, 2022 and 2021, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in selling, general and administrative expenses.

Income Taxes

The income tax provision is calculated for all jurisdictions in which the Company operates. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of the Company’s deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 6, Income Taxes, for further information and discussion of the Company’s income tax provision and balances.

The Company files income tax returns in all jurisdictions in which it operates. The Company records a liability for uncertain tax positions taken or expected to be taken in income tax returns. The Company’s financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Company records a liability for the portion of unrecognized tax benefits claimed that it has determined are not more-likely-than-not realizable. These tax reserves have been established based on management’s assessment as to the potential exposure attributable to the Company’s uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.

The Company evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. The Company’s position is based upon several factors including management’s evaluation of the Haemonetics and its subsidiaries’ financial requirements, the short-term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company’s consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $1.0 million, $1.5 million and $0.7 million in fiscal 2023, 2022 and 2021, respectively.

On a quarterly basis, the Company assesses whether the cash flow hedges are highly effective in offsetting changes in the cash flow of the hedged item. The Company manages the credit risk of its counterparties by dealing only with institutions that it considers financially sound and considers the risk of non-performance to be remote. Additionally, the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

The Company’s derivative instruments do not subject its earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. The Company does not enter into derivative transactions for speculative purposes and it does not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC 815.

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

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included primarily in selling, general and administrative costs in its consolidated statement of income. Additionally, costs directly related to the Company’s active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statement of income. Refer to Note 3, Restructuring, for further information and discussion of its restructuring plans.

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

Strategic Investments

The Company holds strategic investments, including preferred stock and a special share, in a privately held entity. The special share allows the Company to acquire the entity in accordance with an agreement between the parties. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other long-term assets on the Company’s Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of strategic investments in fiscal 2023.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2023, 2022 and 2021, the Company’s ten largest customers accounted for approximately 48%, 45% and 49% of net revenues, respectively. In fiscal 2023, one Plasma customer, CSL Limited (together with its affiliates, “CSL”) was greater than 10% of total net revenues and in total accounted for approximately 14% of net revenues. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment’s net revenues and one customer also accounted for greater than 10% of the Blood Center segment’s net revenues, but did not exceed 10% of total net revenues, in fiscal 2023.

Certain other markets and industries can expose the Company to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. Also, a portion of the Company’s trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company has not incurred significant losses on government receivables. The Company continually evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

Recent Accounting Pronouncements

Standards Implemented

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326). ASC Update No. 2016-13 is intended to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. The Company adopted ASC Update No. 2016-13 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The new guidance aligns the accounting implementation costs incurred in a cloud computing arrangement that is a service contract with the accounting for internal-use software licenses. The Company adopted ASC Update No. 2018-15 during the first quarter of fiscal 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During fiscal 2023, 2022 and 2021, the Company incurred $11.5 million, $28.7 million and $15.1 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under this program are $67.2 million as of April 1, 2023.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at March 28, 2020	$1,136	$1,512	$2,648
Costs incurred, net of reversals	1,501	(57)	1,444
Payments	(2,062)	(1,018)	(3,080)
Balance at April 3, 2021	$575	$437	$1,012
Costs incurred, net of reversals	4,202	28	4,230
Payments	(2,317)	(120)	(2,437)
Balance at April 2, 2022	$2,460	$345	$2,805
Costs incurred, net of reversals	576	81	657
Payments	(1,226)	(86)	(1,312)
Balance at April 1, 2023	$1,810	$340	$2,150

The following presents the restructuring costs by line item during fiscal 2023, 2022 and 2021 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2023	2022	2021
Cost of goods sold	$(215)	$2,236	$390
Research and development	—	105	142
Selling, general and administrative expenses	872	1,889	912
Total	$657	$4,230	$1,444

As of April 1, 2023, the Company had a restructuring liability of $2.2 million, of which approximately $1.8 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $10.9 million, $24.6 million and $14.2 million in fiscal 2023, 2022 and 2021, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The following presents the restructuring related costs by line item during fiscal 2023, 2022 and 2021 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2023	2022	2021
Cost of goods sold	$7,991	$17,832	$9,318
Research and development	1,050	714	1,026
Selling, general and administrative expenses	1,851	6,048	3,873
Total	$10,892	$24,594	$14,217

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs
(In thousands)	2023	2022	2021
Plasma	$(48)	$2,492	$454
Blood Center	—	(18)	201
Hospital	165	(93)	322
Corporate	540	1,849	467
Total	$657	$4,230	$1,444

Restructuring related costs
(In thousands)	2023	2022	2021
Plasma	$1,385	$7,906	$1,870
Blood Center	75	556	1,599
Hospital	546	379	14
Corporate	8,886	15,753	10,734
Total	$10,892	$24,594	$14,217

Total restructuring and restructuring related costs	$11,549	$28,824	$15,661

4. ACQUISITIONS AND STRATEGIC INVESTMENTS

Acquisitions

Cardiva Medical, Inc.

On January 17, 2021, the Company entered into an Agreement and Plan of Merger with Cardiva Medical, Inc. (“Cardiva”), an industry-leading manufacturer of vascular closure systems based in Santa Clara, California. In connection with this acquisition, which closed on March 1, 2021, the Company acquired 100% of the issued and outstanding shares of capital stock of Cardiva for total consideration of $489.8 million, which consisted of upfront payments in the aggregate of $465.5 million ($418.2 million net of cash acquired) and the fair value of contingent consideration of $24.3 million. Cardiva achieved the contingent consideration maximum payout of $35.0 million, of which the final payment was made in fiscal 2023. The Company financed the acquisition through a combination of cash, borrowings under its revolving credit facility and an additional $150.0 million term loan under its existing credit facility.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unaudited estimated pro forma results presented below include the effects of the acquisition of Cardiva as if it was consummated on March 31, 2019. In fiscal 2021, the Company incurred nonrecurring charges attributed to the acquisition of Cardiva, which are presented in the consolidated statements of income for this period. These charges include acquisition-related costs, retention bonuses and severance payments, adjusted for the related tax effects. These nonrecurring charges are reflected as adjustments to the pro forma earnings presented below for fiscal 2021.

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

(In thousands) (Unaudited)	2021
Net revenues	$916,601
Net income	$53,884

HAS Intellectual Property

In January 2021, the Company entered into an agreement to acquire certain intellectual property owned by HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) underlying their HAS viscoelastic diagnostic devices, related assays and disposables. The Company previously entered into exclusive manufacturing and distribution agreements with HemoAssay pursuant to which it has exclusive rights to commercialize HemoAssay’s HAS devices in China. In connection with the transaction, the Company has agreed to pay up to $15.0 million to HemoAssay in contingent consideration based on certain developmental and manufacturing based milestones. In fiscal years 2023 and 2022, the Company made milestone payments of $2.9 million and $2.5 million, respectively, which were recorded within intangible assets on the consolidated balance sheets. These products augment the Company’s portfolio of hemostasis analyzers within the Hospital business unit.

enicor GmbH

On April 1, 2020, the Company acquired all of the outstanding equity of enicor GmbH (“enicor”), the manufacturer of ClotPro®, a new generation whole blood coagulation testing system that is currently available in select European and Asia Pacific markets, for total consideration of $20.5 million, which consisted of upfront payments of $16.6 million and the fair value of contingent consideration of $3.9 million. The contingent consideration, which could total a maximum of $4.5 million, consists of payments related to the achievement of certain revenue and regulatory milestones. As of April 1, 2023, the Company has made $2.3 million of milestone payments. The acquisition of this viscoelastic diagnostic device augments the Company’s portfolio of hemostasis analyzers within the Hospital business unit.

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

The Company determined the identifiable intangible assets were completed technology, customer relationships and a trademark. The fair value of the intangible assets was estimated using the income approach, and the cash flow projections were discounted using a rate of 20%. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital. The benefits of adding a viscoelastic diagnostic device to the Company’s portfolio of hemostasis analyzers within the Hospital business unit contributed to an acquisition price in excess of the fair value of net assets acquired for enicor, which resulted in the establishment of goodwill. In addition, the benefits of lower cost manufacturing and complementary sales channels also contributed to the establishment of goodwill for this acquisition. The goodwill is not deductible for income tax purposes.

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

Unaudited Pro Forma Financial Information

enicor had an immaterial impact to the Company’s net revenues and net income for fiscal 2021. The unaudited estimated pro forma impact of the results of the acquisition of enicor as if it was consummated on April 1, 2019 are immaterial.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Investments

During fiscal year 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €30 million. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. The investments are classified as other long-term assets on the consolidated balance sheets and the Company has not recorded any adjustments to the carrying value of our strategic investments in fiscal 2023.

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

U.S. Blood Donor Management Software

On July 1, 2020, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”) for an upfront cash payment of $14.0 million ($13.6 million, net of working capital adjustments) and up to $14.0 million in additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. The disposal group consisted of $1.4 million of accounts receivable, $0.9 million of intangible assets, other liabilities of $1.8 million and $1.4 million of goodwill allocated based on fair value to the business. The Company recognized a gain of $13.2 million associated with the transaction in fiscal 2021. In fiscal years 2023 and 2022, the Company recognized additional gains of $0.4 million and $9.6 million, respectively, for contingent consideration earned.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INCOME TAXES

Domestic and foreign income before provision (benefit) for income tax is as follows:

(In thousands)	2023	2022	2021
Domestic	$85,657	$(5,219)	$5,526
Foreign	55,746	68,848	67,387
Total	$141,403	$63,629	$72,913

The income tax provision (benefit) from continuing operations contains the following components:

(In thousands)	2023	2022	2021
Current
Federal	$6,461	$3,586	$(289)
State	4,824	1,682	1,256
Foreign	8,940	9,940	13,319
Total current	$20,225	$15,208	$14,286
Deferred
Federal	14,298	3,455	(12,906)
State	(7,678)	310	(2,436)
Foreign	(843)	1,281	(5,500)
Total deferred	$5,777	$5,046	$(20,842)
Total	$26,002	$20,254	$(6,556)

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

The Company’s subsidiary in Malaysia has been granted a full income tax exemption to manufacture whole blood and apheresis devices that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	April 1, 2023	April 2, 2022
Deferred tax assets:
Depreciation	$174	$623
Amortization of intangibles	1,013	1,243
Inventory	7,674	6,841
Accruals, reserves and other deferred tax assets	15,680	13,020
Net operating loss carry-forward	20,996	30,212
Stock based compensation	4,230	4,422
Operating lease liabilities	15,851	15,777
Tax credit carry-forward, net	5,072	6,452
Capitalized research expenses	19,671	6,733
Gross deferred tax assets	90,361	85,323
Less valuation allowance	(8,838)	(14,077)
Total deferred tax assets (after valuation allowance)	81,523	71,246
Deferred tax liabilities:
Depreciation	(37,400)	(15,727)
Amortization of goodwill and intangibles	(57,752)	(63,004)
Unremitted earnings	(1,163)	(1,254)
Operating lease assets	(13,220)	(12,877)
Other deferred tax liabilities	(2,942)	(2,643)
Total deferred tax liabilities	(112,477)	(95,505)
Net deferred tax liabilities	$(30,954)	$(24,259)

The increase in the worldwide net deferred tax liability is primarily due to tax depreciation deductions in excess of book depreciation expense during fiscal 2023 and utilization of net operating loss carryforwards, partially offset by research expenditures capitalized for tax purposes and impact of the release of valuation allowance previously maintained against certain U.S. state and foreign deferred tax assets.

The valuation allowance decrease of $5.2 million during fiscal 2023 is primarily due to the release of valuation allowance related to certain U.S. state and foreign deferred tax assets and changes in the valuation allowance in other jurisdictions based on current year operating results. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. Based upon cumulative profitability in the U.S. and Malaysia, and increases in future taxable income projections, management has determined there is sufficient positive evidence to release a portion of the valuation allowance previously provided against certain U.S. state and foreign deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of April 1, 2023 includes deferred tax liabilities related to amortizable tax basis in goodwill and other indefinite lived assets, which can only be used as a source of income to benefit other indefinite lived assets.

As of April 1, 2023, the Company maintains a valuation allowance against certain U.S. tax credit carryforwards that are not more-likely-than-not realizable as well as a valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

In connection with the March 2021 acquisition of Cardiva, the Company acquired federal and state net operating loss carryforwards of $150.9 million and $93.3 million, respectively. The Company also acquired federal and state tax research credit carryforwards of $0.2 million and $0.4 million, respectively. These net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of inception (July 2002) through March 1, 2021. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The carryforwards disclosed represent the amount of attributes that can be utilized based on the results of the study. The Company does not believe it has had an ownership change through April 1, 2023. Subsequent ownership changes may further affect the limitation in future years.

As of April 1, 2023, the Company has U.S. federal net operating loss carryforwards of $64.4 million of which $8.4 million will begin to expire in fiscal 2024 and $56.0 million can be carried forward indefinitely. The Company has U.S. state net operating losses of $75.7 million of which $62.3 million will expire at various times between fiscal 2024 and fiscal 2040 and $13.4 million can be carried forward indefinitely. The Company has federal and state tax credits of $0.6 million and $5.4 million, respectively, which will begin to expire in fiscal 2029 and fiscal 2028, respectively.

As of April 1, 2023, the Company has foreign net operating losses of approximately $10.5 million that are available to reduce future income of which $6.9 million will begin to expire in fiscal 2034 and $3.6 million can be carried forward indefinitely.

As of April 1, 2023, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $72.0 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The income tax provision (benefit) from continuing operations differs from the tax provision (benefit) computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2023		2022		2021
Tax at federal statutory rate	$29,695	21.0%	$13,362	21.0%	$15,312	21.0%
Impact of foreign operations	(2,408)	(1.7)%	(3,799)	(6.0)%	(7,049)	(9.7)%
State income taxes net of federal benefit	2,939	2.1%	1,384	2.2%	(924)	(1.3)%
Change in uncertain tax positions	81	0.1%	(777)	(1.2)%	1,172	1.6%
Global intangible low taxed income	(828)	(0.6)%	3,608	5.7%	(758)	(1.0)%
Unremitted earnings	(91)	(0.1)%	194	0.3%	257	0.4%
Deferred statutory rate changes	82	0.1%	40	0.1%	(243)	(0.3)%
Non-deductible executive compensation	1,439	1.0%	1,080	1.7%	2,238	3.1%
Non-deductible expenses	827	0.6%	741	1.2%	2,038	2.8%
Stock compensation shortfalls (benefits)	1,883	1.3%	2,070	3.3%	(5,504)	(7.5)%
Research credits	(2,073)	(1.5)%	(1,496)	(2.4)%	(1,230)	(1.7)%
Contingent consideration	—	—%	1,880	3.0%	—	—%
Intercompany sale of intellectual property	—	—%	—	—%	(7,550)	(10.4)%
Valuation allowance	(5,135)	(3.6)%	254	0.2%	(3,144)	(4.4)%
Other, net	(409)	(0.3)%	1,713	2.7%	(1,171)	(1.6)%
Income tax provision (benefit)	$26,002	18.4%	$20,254	31.8%	$(6,556)	(9.0)%

The Company recorded an income tax expense of $26.0 million, representing an effective tax rate of 18.4%. The effective tax rate is lower than the U.S. statutory rate of 21.0%, primarily due to jurisdictional mix of earnings, research credits generated and the change in valuation allowance, partially offset by state taxes, non-deductible executive compensation and disallowed stock compensation expense. The Company has recorded an immaterial tax expense related to unremitted foreign earnings that are not considered permanently reinvested.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of April 1, 2023, the Company had $3.9 million of unrecognized tax benefits, of which $3.2 million would impact the effective tax rate, if recognized. As of April 2, 2022, the Company had $3.9 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized. At April 3, 2021, the Company had $6.1 million of unrecognized tax benefits, of which $5.3 million would impact the effective tax rate, if recognized.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended April 1, 2023, April 2, 2022 and April 3, 2021:

(In thousands)	April 1, 2023	April 2, 2022	April 3, 2021
Beginning Balance	$3,939	$6,107	$4,620
Additions for tax positions of current year	292	219	335
Additions for tax positions of prior years	—	—	1,194
Reductions of tax positions	(290)	(808)	(42)
Settlements of tax positions	—	(1,579)	—
Ending Balance	$3,941	$3,939	$6,107

As of April 1, 2023, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $0.2 million in the next twelve months, as a result of closure of various statutes of limitations.

The Company’s historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.2 million and $0.1 million of gross interest and penalties were accrued at April 1, 2023 and April 2, 2022, respectively, and are not included in the amounts above. Additionally, $0.1 million, $0.1 million and $0.9 million of accrued interest and penalties was included in income tax provision (benefit) for the years ended April 1, 2023, April 2, 2022 and April 3, 2021, respectively.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2020 and foreign income tax examinations for years before fiscal 2018. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2023	2022	2021
Basic EPS
Net income	$115,401	$43,375	$79,469
Weighted average shares	50,783	51,047	50,688
Basic income per share	$2.27	$0.85	$1.57
Diluted EPS
Net income	$115,401	$43,375	$79,469
Basic weighted average shares	50,783	51,047	50,688
Net effect of common stock equivalents	637	306	604
Diluted weighted average shares	51,420	51,353	51,292
Diluted income per share	$2.24	$0.84	$1.55

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For fiscal 2023, 2022 and 2021, weighted average shares outstanding, assuming dilution, excludes the impact of 0.6 million, 0.9 million and 0.5 million anti-dilutive shares, respectively.

Share Repurchase Plan

In August 2022, the Company announced that its Board of Directors had approved a new three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. in August 2022. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $75.20.

As of April 1, 2023, the total remaining authorization for repurchases of the Company’s common stock under the share repurchase program was $225.0 million.

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

As of April 1, 2023, the Company had $24.0 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 77% of this amount as revenue within the next twelve months and the remaining balance thereafter.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and contract assets, as well as customer advances, customer deposits and deferred revenue (contract liabilities) on the consolidated balance sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of April 1, 2023 and April 2, 2022, the Company had contract liabilities of $30.2 million and $26.8 million, respectively. During fiscal 2023, the Company recognized $24.3 million of revenue that was included in the above April 2, 2022 contract

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability balance. Contract liabilities are classified as other current liabilities on the consolidated balance sheet. As of April 1, 2023 and April 2, 2022, the Company’s contract assets were immaterial.

9. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	April 1, 2023	April 2, 2022(1)
Raw materials	$115,016	$77,846
Work-in-process	12,572	17,187
Finished goods	131,791	197,994
Total inventories	$259,379	$293,027
(1) Prior year raw materials and finished goods balances have been adjusted to conform with current year presentation.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	April 1, 2023	April 2, 2022
Land	$5,358	$5,165
Building and building improvements	127,634	104,363
Plant equipment and machinery	194,539	180,140
Office equipment and information technology	123,611	120,119
Haemonetics equipment	463,706	405,753
Construction in progress	29,367	53,607
Total	944,215	869,147
Less: accumulated depreciation	(633,330)	(610,665)
Property, plant and equipment, net	$310,885	$258,482

Depreciation expense was $51.2 million, $44.4 million and $43.1 million in fiscal 2023, 2022 and 2021, respectively.

During fiscal 2022, the Company incurred an impairment of property, plant and equipment of $5.2 million in connection with the 2020 Program, refer to Note 3 - Restructuring for details on the 2020 Program, and $2.8 million of accelerated depreciation costs related to disposables manufacturing equipment that was no longer in use. In fiscal 2021, the Company incurred a one-time impairment charge of $20.9 million related to in-process disposables manufacturing equipment that would not be placed in service. These impairment charges were included in cost of goods sold on the consolidated statements of income and impacted the Plasma reporting segment in the respective periods.

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2023 and 2022 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of April 3, 2021	$29,043	$34,528	$402,873	$466,444
Purchase accounting adjustments	—	—	2,070	2,070
Currency translation	—	(362)	(865)	(1,227)
Carrying amount as of April 2, 2022	29,043	34,166	404,078	467,287
Currency translation	—	(311)	(745)	(1,056)
Carrying amount as of April 1, 2023	$29,043	$33,855	$403,333	$466,231

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of the Company’s goodwill impairment test performed in the fourth quarter of fiscal 2023, 2022 and 2021 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2023, 2022 and 2021 annual test dates.

The gross carrying amount of intangible assets and the related accumulated amortization as of April 1, 2023 and April 2, 2022 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 1, 2023
Amortizable:
Patents	$18,504	$10,831	$7,673
Capitalized software	78,962	60,776	18,186
Other developed technology	362,506	153,099	209,407
Customer contracts and related relationships	203,240	187,774	15,466
Trade names	9,508	4,942	4,566
Total	$672,720	$417,422	$255,298
Non-amortizable:
In-process software development	$3,841
In-process research and development	13,667
In-process patents	2,965
Total	$20,473

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 2, 2022
Amortizable:
Patents	$14,777	$9,821	$4,956
Capitalized software	76,360	52,249	24,111
Other developed technology	362,783	124,799	237,984
Customer contracts and related relationships	204,166	185,150	19,016
Trade names	9,517	4,533	4,984
Total	$667,603	$376,552	$291,051
Non-amortizable:
In-process software development	$2,648
In-process research and development	13,667
In-process patents	2,895
Total	$19,210

Refer to Note 4, Acquisitions and Strategic Investments, for additional information regarding acquisitions.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

Aggregate amortization expense for amortized intangible assets for fiscal 2023, 2022 and 2021 was $42.1 million, $56.6 million and $41.2 million, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Fiscal 2024	$35,590
Fiscal 2025	$28,170
Fiscal 2026	$22,710
Fiscal 2027	$20,795
Fiscal 2028	$19,089

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

The Company capitalized $3.8 million and $3.4 million in software development costs for ongoing initiatives during fiscal 2023 and 2022, respectively. At April 1, 2023 and April 2, 2022, the Company had a total of $82.8 million and $79.0 million of software costs capitalized, of which $3.8 million and $5.0 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $8.5 million, $8.4 million and $7.8 million for fiscal 2023, 2022 and 2021, respectively.

12. LEASES

Lessee Activity

The Company has operating leases for office space, land, warehouse and manufacturing space, R&D laboratories, vehicles and certain equipment. Finance leases are not significant. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet and expense for these leases is recognized on a straight-line basis over the lease term. For leases executed in fiscal 2020 and later, the Company accounts for the lease components and the non-lease components as a single lease component. The Company’s leases have remaining lease terms of 1 year to approximately 30 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.

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

During fiscal 2021, the Company entered into a lease for manufacturing space in Clinton, PA. In fiscal 2023, the Company’s manufacturing operations in Leetsdale, PA were relocated to the Clinton, PA facility. The lease term associated with the new manufacturing facility is 15 years and 7 months and includes two five year renewal options followed by one four year renewal option. During fiscal 2021, the Company recorded a right-of-use asset of $11.3 million and corresponding liabilities of $15.4 million upon commencement of the lease term in May 2020. In addition, the Company recorded a $4.1 million lease incentive receivable associated with this lease agreement which was received during fiscal 2021.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental balance sheet information related to the Company’s operating leases:

(In thousands)	April 1, 2023	April 2, 2022
Assets
Operating lease right-of-use assets in Other long-term assets	$53,413	$52,749
Liabilities
Operating lease liabilities in Other current liabilities	$7,162	$7,196
Operating lease liabilities in Other long-term liabilities	$55,903	$55,704

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	April 1, 2023	April 2, 2022
Weighted average remaining lease term	9.0 years	10.0 years
Weighted average discount rate	4.95%	4.58%

The Company’s operating lease costs were $10.6 million, $11.0 million and $11.7 million during fiscal 2023, 2022 and 2021, respectively.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	April 1, 2023	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$11,450	$11,014	$10,456
Right of use assets obtained in exchange for new operating lease liabilities	$211	$587	$29,595

The following table presents the maturities of our operating lease liabilities as of April 1, 2023:

Fiscal Year (In thousands)	Operating Leases
2024	$9,813
2025	9,007
2026	8,601
2027	9,073
2028	7,490
Thereafter	33,646
Total future minimum operating lease payments	77,630
Less: imputed interest	(14,565)
Present value of operating lease liabilities	$63,065

Lessor Activity

Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consists of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents approximately 3 percent of the Company’s total net sales.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	April 1, 2023	April 2, 2022
Term loan, net of financing fees	$273,728	$284,052
Convertible notes	492,131	489,462
Other borrowings	27	75
Less current portion	(11,784)	(214,148)
Long-term debt	$754,102	$559,441

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

During fiscal 2023, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of April 1, 2023 and were classified as long-term debt on the Company’s consolidated balance sheets.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of April 1, 2023, the $500.0 million principal balance was netted down by the $7.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $492.1 million. Interest expense related to the 2026 Notes was $2.7 million for the fiscal year ended April 1, 2023, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

Capped Calls

In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $175.34 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2026 Notes. The Capped Calls have initial cap prices of $250.48 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 2.85 million shares of the Company’s common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2026 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $47.4 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2021 and will not be remeasured.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that were each scheduled to mature on June 15, 2023 with applicable interest rates during the period established using LIBOR plus 1.13% - 1.75%, depending on the Company's leverage ratio.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applied modification accounting for the credit facility refinancing. For the term loan under the Revised Credit Facilities, for fiscal 2023, the Company recognized interest expense of $0.5 million for third party fees incurred and capitalized $0.2 million of lender fees related to the term loan. For fiscal 2023, the Company capitalized $1.1 million of lender fees and third-party costs incurred in the refinancing related to the revolving credit facility under the Revised Credit Facilities.

At April 1, 2023, $274.7 million was outstanding under the term loan with an effective interest rate of 6.3%. There were no outstanding borrowings under the revolving credit facility at April 1, 2023. The Company also had $21.3 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of April 1, 2023.

Under the Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 3.5:1.0 and a consolidated interest coverage ratio not to be less than 4.0:1.0 during periods when the Revised Credit Facilities are outstanding.

In addition, the Company is required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the revolving credit facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the consolidated EBITDA divided by consolidated interest expense while the Consolidated Net Leverage ratio is calculated as consolidated total debt minus liquidity, divided by consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the Revised Credit Facilities.

The Revised Credit Facilities also contain usual and customary non-financial affirmative and negative covenants that include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dispositions, dissolutions or liquidation, asset sales, affiliate transactions, change of its business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to exceptions and qualifications set forth in the credit agreement.

Any failure to comply with the financial and operating covenants of the Revised Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the Revised Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of April 1, 2023, the Company was in compliance with the covenants.

Commitment Fee

Pursuant to the Revised Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the revolving credit facility. The commitment fee is subject to a pricing grid based on the Company’s consolidated leverage ratio. The commitment fee ranges from 0.125% to 0.250%. The current commitment fee on the undrawn portion of the revolving credit facility is 0.175%.

Debt Issuance Costs and Interest

Expenses associated with the issuance of the term loan were capitalized and are amortized to interest expense over the life of the term loan using the effective interest method. As of April 1, 2023, the $274.7 million term loan balance was netted down by the $1.0 million of remaining debt discount, resulting in a net note payable of $273.7 million.

Interest expense was $13.0 million, $5.8 million and $9.4 million for fiscal 2023, 2022 and 2021, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both April 1, 2023 and April 2, 2022, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate amount of debt maturing during the next five fiscal years are as follows:

Fiscal year (In thousands)
2024	$12,276
2025	$10,500
2026	$752,000
2027	$—
2028	$—

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended April 1, 2023, 27.9% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Franc and Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of April 1, 2023 and April 2, 2022 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $51.8 million as of April 1, 2023 and $67.3 million as of April 2, 2022. At April 1, 2023, a gain of $2.8 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of April 1, 2023 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $44.7 million as of April 1, 2023 and $39.5 million as of April 2, 2022.

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

On June 15, 2018, the Company entered into the 2018 Credit Facilities which provided for a $350.0 million term loan and a $350.0 million revolving credit facility. Under the terms of the 2018 Credit Facilities, interest was established using LIBOR plus the applicable rate ranging from 1.13% to 1.75% based on the Company’s leverage ratio. In August 2018, the Company entered into two interest rate swap agreements to pay an average fixed rate of 2.80% plus the applicable rate on a total notional value of $241.9 million of debt, or 70% of the notional value of the unsecured term loan. The 2018 interest rate swaps mature on June 15, 2023. As a result of the Company’s refinancing of the 2018 Credit Facilities in July 2022, as discussed below, the 2018 interest rate swaps were amended in September 2022 to align with the Term Secured Overnight Financing Rate (“SOFR”) rate rather than LIBOR (the “Amended Swaps”). In order to avoid dedesignation, the Company elected certain practical expedients under ASC 848. As a result, the Company’s earnings and cash flows are exposed to interest rate risk from changes to SOFR. The Company concluded that the Amended Swaps were still effective such that hedge accounting was continued on these swaps.

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

The Company held the following interest rate swaps as of April 1, 2023:

Hedged Item	Original Notional Amount	Notional Amount as of April 1, 2023	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	$140,719	$28,500	9/28/2018	9/30/2022	6/15/2023	2.67%	$132
1-month USD Term SOFR	101,219	20,500	9/28/2018	9/30/2022	6/15/2023	2.76%	91
1-month USD Term SOFR	23,888	71,663	9/23/2022	9/30/2022	6/15/2023	4.44%	67
1-month USD Term SOFR	23,888	71,663	9/23/2022	9/30/2022	6/15/2023	4.46%	63
1-month USD Term SOFR	109,900	109,900	9/23/2022	6/15/2023	6/15/2025	4.08%	(464)
1-month USD Term SOFR	109,900	109,900	9/23/2022	6/15/2023	6/15/2025	4.15%	(585)
Total	$509,514	$412,126					$(696)

For fiscal 2023, the Company recorded a gain of $2.6 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Receivables

In the ordinary course of business, the Company grants trade credit to its customers on normal credit terms. In an effort to reduce its credit risk, the Company (i) establishes credit limits for all customers, (ii) performs ongoing credit evaluations of customers’ financial condition, (iii) monitors the payment history and aging of customers’ receivables and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

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

The following is a roll forward of the allowance for credit losses:

	Twelve Months Ended
(In thousands)	April 1, 2023	April 2, 2022	April 3, 2021
Beginning balance	$2,475	$2,226	$3,824
Credit (gain) loss	2,623	359	(991)
Write-offs	(166)	(110)	(607)
Ending balance	$4,932	$2,475	$2,226

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended April 1, 2023.

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$2,828	$6,255	Net revenues, COGS and SG&A	$983	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$923	Interest and other expense, net
Designated interest rate swaps, net of tax	$1,441	$(1,119)	Interest and other expense, net

The Company did not have fair value hedges or net investment hedges outstanding as of April 1, 2023 or April 2, 2022. As of April 1, 2023, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of April 1, 2023, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its consolidated balance sheets as of April 1, 2023 and April 2, 2022:

(In thousands)	Location in Balance Sheet	As of April 1, 2023	As of April 2, 2022
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,401	$3,133
Non-designated foreign currency hedge contracts	Other current assets	302	99
Designated interest rate swaps	Other current assets	1,110	—
		$2,813	$3,232
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$24	$56
Non-designated foreign currency hedge contracts	Other current liabilities	58	25
Designated interest rate swaps	Other current liabilities	—	1,813
Designated interest rate swaps	Other long-term liabilities	1,807	—
		$1,889	$1,894

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of April 1, 2023 and April 2, 2022.

	As of April 1, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,341	$—	$—	$132,341
Designated foreign currency hedge contracts	—	1,401	—	1,401
Non-designated foreign currency hedge contracts	—	302	—	302
Designated interest rate swaps	—	1,110	$—	1,110
	$132,341	$2,813	$—	$135,154
Liabilities
Designated foreign currency hedge contracts	$—	$24	$—	$24
Non-designated foreign currency hedge contracts	—	58	—	58
Designated interest rate swaps	—	1,807	—	1,807
Contingent consideration	—	—	863	863
	$—	$1,889	$863	$2,752

	As of April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$97,425	$—	$—	$97,425
Designated foreign currency hedge contracts	—	3,133	—	3,133
Non-designated foreign currency hedge contracts	—	99	—	99
	$97,425	$3,232	$—	$100,657
Liabilities
Designated foreign currency hedge contracts	$—	$56	$—	$56
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	1,813	—	1,813
Contingent consideration	—	—	33,675	33,675
	$—	$1,894	$33,675	$35,569

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

	Fair Value at	Valuation	Unobservable
(In thousands)	April 1, 2023	Technique	Input	Range
Revenue-based payments	$863	Discounted cash flow	Discount rate	8.5%
			Projected fiscal year of payment	2024

The fair value of contingent consideration associated with acquisitions was $0.9 million at April 1, 2023 and was included in other current liabilities. A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at April 2, 2022	$33,675
Change in fair value	(504)
Payments	(32,293)
Currency translation	(15)
Balance at April 1, 2023	$863

Other Fair Value Disclosures

The fair value of the 2026 Notes as of April 1, 2023 was $425.7 million, which was determined based on the quoted price for the 2026 Notes in an inactive market on the last trading day of the reporting period and is considered as level 2 in the fair value hierarchy. In estimating the risk adjusted yield, the Company utilized both an income and market approach. For the income approach, the Company used a convertible bond pricing model, which included several assumptions including volatility and the risk-free rate. For the market approach, the Company performed an evaluation of issuances of debt securities issued by other comparable companies and broader market indices.

The term loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

15. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the “401k Plan”) that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company’s matching contributions amounted to approximately $6.9 million, $6.3 million and $4.9 million in fiscal 2023, 2022 and 2021, respectively. Upon the Company’s Board of Directors’ approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2023, 2022, or 2021.

Some of the Company’s subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.6 million, $0.6 million and $0.7 million in fiscal 2023, 2022 and 2021, respectively.

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

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2023	2022	2021
Service cost	$1,453	$1,714	$1,861
Interest cost on benefit obligation	409	242	279
Expected return on plan assets	(180)	(88)	(66)
Actuarial loss	19	189	119
Amortization of unrecognized prior service cost	(180)	(175)	(123)
Plan settlements	(330)	(184)	—
Totals	$1,191	$1,698	$2,070

The activity under those defined benefit plans are as follows:

(In thousands)	April 1, 2023	April 2, 2022
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(30,410)	$(31,891)
Service cost	(1,453)	(1,714)
Interest cost	(409)	(242)
Benefits paid	748	928
Actuarial gain	3,675	3,208
Employee and plan participants contribution	(1,599)	(2,093)
Plan settlements	1,775	1,367
Foreign currency changes	2,208	27
Benefit obligation, end of year	$(25,465)	$(30,410)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$17,447	$16,142
Company contributions	1,436	1,432
Benefits paid	(593)	(719)
Gain (loss) on plan assets	105	(108)
Employee and plan participants contribution	1,670	2,077
Plan settlements	(1,647)	(1,356)
Foreign currency changes	45	(21)
Fair value of plan assets, end of year	$18,463	$17,447
Funded Status*	$(7,002)	$(12,963)
Unrecognized net actuarial gain	(3,757)	(236)
Unrecognized prior service cost	(1,133)	(1,099)
Net amount recognized	$(11,892)	$(14,298)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $7.1 million and $6.8 million at April 1, 2023 and April 2, 2022, respectively. The total liability for this plan, which is included in the table above, was $7.5 million and $9.6 million as of April 1, 2023 and April 2, 2022, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all plans was $25.2 million and $28.4 million for fiscal 2023 and 2022, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of April 1, 2023 and April 2, 2022.

The components of the change recorded in the Company’s accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of March 28, 2020	$(209)
Actuarial loss	(221)
Prior service cost	(130)
Balance as of April 3, 2021	$(560)
Actuarial gain	2,532
Prior service cost	(194)
Plan settlements	(159)
Balance as of April 2, 2022	$1,619
Actuarial gain	2,695
Prior service credit	46
Plan settlements	(285)
Balance as of April 1, 2023	$4,075

The Company expects to amortize $0.4 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2024.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2023	2022	2021
Discount rate	2.43%	1.38%	0.58%
Rate of increased salary levels	1.94%	1.81%	1.64%
Expected long-term rate of return on assets	0.87%	0.69%	0.42%

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

The Company’s investment policy for pension plans is to balance risk and return through a diversified portfolio to reduce interest rate and market risk. Maturities are managed so that sufficient liquidity exists to meet immediate and future benefit payment requirements.

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company’s defined benefit pension plan at fair value as of April 1, 2023. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 14, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at April 1, 2023. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments are as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Fiscal 2024	$1,453
Fiscal 2025	1,352
Fiscal 2026	1,474
Fiscal 2027	1,733
Fiscal 2028	1,809
Fiscal 2029-2033	11,654

The Company’s contributions for fiscal 2024 are expected to be consistent with the current year.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022. During the fourth fiscal quarter of 2023, the Company recorded a loss contingency related to this matter, which did not have a material impact on its consolidated financial statements.

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her finger print in a scanner that stored her finger print to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. The Company believes it has valid and meritorious defenses to the complaint. During the fourth fiscal quarter of 2023, the Company recorded a loss contingency related to this matter, which did not have a material impact on its consolidated financial statements.

17. CAPITAL STOCK

Stock Plans

On July 25, 2019 (the “Effective Date”), the Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (the “2019 Equity Plan”) was approved and became effective. The 2019 Equity Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including performance-based restricted stock units) and other awards to the Company’s key employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. The 2019 Equity Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which consists of four independent members of the Company’s Board of Directors, and

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is the successor to the Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, as amended (the “2005 Equity Plan”).

Upon the Effective Date, no further awards were granted under the 2005 Equity Plan; however, each outstanding award under the 2005 Equity Plan will remain outstanding under that plan and continue to be governed under its terms and any applicable award agreement. The maximum number of shares available for award under 2019 Equity Plan is 5,759,433, which consists of 2,700,000 shares of common stock authorized for issuance under the 2019 Equity Plan plus 3,059,433 shares of common stock reserved for issuance under the 2005 Equity Plan that remained available for grant under the 2005 Plan as of the Effective Date. Under the 2019 Equity Plan, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant as of April 1, 2023 were 3,118,602.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

(In thousands)	2023	2022	2021
Selling, general and administrative expenses	$21,903	$20,694	$22,888
Research and development	2,364	2,537	1,874
Cost of goods sold	1,316	1,128	754
	$25,583	$24,359	$25,516

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the fiscal year ended April 1, 2023 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 2, 2022	1,056,638	$66.87	3.79	$12,423
Granted	276,928	58.02
Exercised	(59,400)	44.82
Forfeited/Canceled	(123,972)	82.42
Outstanding at April 1, 2023	1,150,194	$64.21	3.55	$27,481

Exercisable at April 1, 2023	618,735	$62.68	1.97	$16,617

Vested or expected to vest at April 1, 2023	1,054,821	$64.44	3.12	$25,311

The total intrinsic value of options exercised was $1.9 million, $1.7 million and $8.2 million during fiscal 2023, 2022 and 2021, respectively.

As of April 1, 2023, there was $9.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.6 years.

The fair value was estimated using the Black-Scholes option-pricing model based on the closing stock price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on the historical volatility of the Company’s common stock over the expected term of the option. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The expected life of the option was estimated with reference to historical exercise patterns, the contractual term of the option and the vesting period.

The assumptions utilized for option grants during the periods presented are as follows:

	2023	2022	2021
Volatility	45.0%	41.9%	33.5%
Expected life (years)	5.0	4.9	4.9
Risk-free interest rate	2.9%	0.8%	0.4%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$24.86	$20.97	$30.53

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU activity for the fiscal year ended April 1, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2022	386,536	$69.27
Granted	207,177	59.36
Vested	(161,045)	70.24
Forfeited	(51,360)	65.64
Unvested at April 1, 2023	381,308	$63.94

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2023	2022	2021
Grant-date fair value per RSU	$59.36	$56.96	$102.19
Fair value of RSUs vested	$70.24	$79.60	$66.87

As of April 1, 2023, there was $15.4 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.5 years.

Performance Share Units

The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. The PSUs comparison group consists of the Standard and Poor's (“S&P”) MidCap 400 Index. Depending on the Company’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company’s performance relative to the its comparison group. As a result, the Company may issue up to 647,974 shares related to outstanding performance-based awards.
A summary of PSU activity for the fiscal year ended April 1, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 2, 2022	282,946	$102.17
Granted(1)	88,851	84.96
Vested	—	—
Forfeited	(47,810)	89.43
Unvested at April 1, 2023	323,987	$87.35
(1) Includes the adjustment of 62,577 shares for awards granted in fiscal 2020, based on actual relative total shareholder return of 0%

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2023	2022	2021
Expected stock price volatility	52.22%	49.23%	36.79%
Peer group stock price volatility	47.43%	45.75%	42.31%
Correlation of returns	65.45%	65.06%	65.12%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of PSUs granted and total fair value of PSUs vested are as follows:

	2023	2022	2021
Grant-date fair value per PSU	$84.96	$72.52	$123.92
Fair value of PSUs vested	$—	$—	$47.43

As of April 1, 2023, there was $14.5 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2023	2022	2021
Volatility	44.9%	55.6%	49.8%
Expected life (months)	6	6	6
Risk-free interest rate	2.9%	0.1%	0.1%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $18.10, $20.77 and $30.77 during fiscal 2023, 2022 and 2021, respectively.

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

The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include integration and transaction costs, amortization of acquired intangible assets, restructuring and restructuring related costs, digital transformation costs related to the upgrade of our enterprise resource planning system, impairments, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains and losses on dispositions and sale of assets. Although these amounts are excluded from

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company’s net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

(In thousands)	2023	2022	2021
Net revenues
Plasma	$500,489	$351,945	$333,334
Blood Center	289,365	294,541	307,370
Hospital	378,206	321,580	210,606
Net revenues by business unit	1,168,060	968,066	851,310
Service (1)	21,424	20,811	20,758
Effect of exchange rates	(20,824)	4,319	(1,605)
Net revenues	$1,168,660	$993,196	$870,463
(1) Reflects revenue for service, maintenance and parts.

(In thousands)	2023	2022	2021
Segment operating income
Plasma	$278,580	$183,131	$172,463
Blood Center	132,107	136,691	141,962
Hospital	154,416	129,783	84,066
Segment operating income	565,103	449,605	398,491
Corporate expenses (1)	(355,089)	(281,476)	(256,751)
Effect of exchange rates	8,419	18,993	12,830
Amortization of acquired intangible assets	(32,640)	(47,414)	(32,830)
Impairment of assets and PCS2 related charges	616	(5,732)	(25,696)
Integration and transaction costs	411	(21,604)	(18,421)
Restructuring and restructuring related costs	(11,549)	(28,824)	(15,661)
Digital transformation costs	(4,536)	—	—
MDR and IVDR costs	(9,854)	(11,033)	(4,130)
Litigation-related charges	(5,230)	(1,368)	(897)
Gains on divestitures and sale of assets	382	9,603	32,812
Operating income	$156,033	$80,750	$89,747
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

(In thousands)	2023	2022	2021
Depreciation and amortization
Plasma	$41,612	$28,314	$24,093
Blood Center	13,927	32,489	39,672
Hospital	37,768	36,944	20,522
Total depreciation and amortization (excluding impairment charges)	$93,307	$97,747	$84,287

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	April 1, 2023	April 2, 2022
Long-lived assets(1)
Plasma	$202,075	$129,241
Blood Center	68,395	82,714
Hospital	40,415	46,527
Total long-lived assets	$310,885	$258,482
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by operating regions is presented below:

(In thousands)	April 1, 2023	April 2, 2022
Long-lived assets(1)
United States	$251,812	$200,927
Japan	997	1,096
Europe	14,587	11,989
Asia	26,263	28,132
Other	17,226	16,338
Total long-lived assets	$310,885	$258,482
(1) Long-lived assets are comprised of property, plant and equipment.

(In thousands)	2023	2022	2021
United States	$842,897	$639,322	$522,607
Japan	61,295	75,562	77,676
Europe	156,680	163,520	159,077
Asia	104,135	110,802	105,820
Other	3,653	3,990	5,283
Net revenues	$1,168,660	$993,196	$870,463

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

Net revenues by product line are as follows:

(In thousands)	2023	2022	2021
Plasma products and services	563,734	427,611	414,266
Blood Center products and services	226,819	236,158	239,614
Hospital products and services	378,107	329,427	216,583
Net revenues	$1,168,660	$993,196	$870,463

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended April 1, 2023 and April 2, 2022:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance, April 3, 2021	$(21,528)	$(560)	$(7,459)	$(29,547)
Other comprehensive income (loss) before reclassifications	(6,391)	2,179	5,785	1,573
Amounts reclassified from accumulated other comprehensive gain(1)	—	—	2,020	2,020
Net current period other comprehensive income (loss)	(6,391)	2,179	7,805	3,593
Balance, April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
Other comprehensive income (loss) before reclassifications	(6,016)	2,456	4,269	709
Amounts reclassified from accumulated other comprehensive gain(1)	—	—	(5,136)	(5,136)
Net current period other comprehensive income (loss)	(6,016)	2,456	(867)	(4,427)
Balance, April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of April 1, 2023. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company’s management believes that its internal controls over financial reporting were effective as of April 1, 2023.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated May 22, 2023 expressed an unqualified opinion thereon.

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
May 22, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and senior financial officers. The Code of Ethics is incorporated into the Company’s Code of Conduct located on the Company’s website at www.haemonetics.com, under the “Investor Relations” caption and under the “Corporate Governance” sub-caption. A copy of the Code of Conduct will be provided free of charge by making a written request and mailing it to our corporate headquarters offices to the attention of our Investor Relations Department. Any amendments to, or waivers from, a provision of our Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or senior financial officers will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

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

B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 100, which is incorporated herein by reference.

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION
Number and Description of Exhibit

1. Articles of Organization
3A	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).
3B	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

2. Instruments Defining the Rights of Security Holders
4A	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4B	Description of Common Stock (filed as Exhibit 4B to the Company’s Form 10-K for the fiscal year ended March 28, 2020 and incorporated herein by reference).
4C	Indenture, dated as of March 5, 2021, between Haemonetics Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).
4D	Form of certificate representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4D) (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).

3. Material Contracts
10A
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2014 and incorporated herein by reference) (1).

10B	Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference) (1).
10C
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company’s Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference) (1).

10D
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference) (1).

10E
Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10F
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10G
Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10H
Form of Performance Share Unit Award Agreement Under 2019 Long-Term Incentive Compensation Plan (rTSR Metrics, adopted fiscal 2020) (filed herewith as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (1).

10I
Amended and Restated 2007 Employee Stock Purchase Plan (as amended and restated on July 21, 2016 incorporated as Exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended July 2, 2016 and incorporated herein by reference) (1).

10J
Employment Agreement effective as of May 16, 2016 between the Company and Christopher A. Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference) (1).

10K
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10L
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10M
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10N
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (1).

10O
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective April 23, 2019) (filed as Exhibit 10.1 to the Company’s Form 8-K dated April 29, 2019 and incorporated herein by reference) (1).

10P
CFO Retention and Transition Agreement, dated as of November 8, 2021, by and between the Company and William P. Burke (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended January 1, 2022 and incorporated herein by reference) (1).

10Q	Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).
10R	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 29, 2018 and incorporated herein by reference) (2).
10S	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 27, 2020 and incorporated herein by reference) (3).
10T	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).
10U	Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10V	Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10W	Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10X	Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10Y	Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10Z
Amendment to Lease dated February 21, 2000 made as of January 1, 2018 between MEGA2013, S.A.P.I. de CV (as successor in interest to BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10R to the Company’s Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AA	Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10AB	Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10X to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10AC
Amendment to Lease Agreement effective December 3, 2007, made in 2017 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V. (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10U to the Company’s Form 10-K for the year ended March 31, 2018 and incorporated herein by reference).

10AD	Second Amendment to Lease Agreement effective December 3, 2007, made as of June 17, 2022 between Mrs. Blanca Estela Colunga Santelices and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 2022 and incorporated herein by reference) (3).
10AE	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company’s 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10AF	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (3).
10AG	Amendment No. 1 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (3).
10AH	Amendment No. 2 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of August 3, 2022 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2022 and incorporated herein by reference) (3).
10AI	Amended and Restated Credit Agreement, dated as of July 26, 2022, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated August 1, 2022 and incorporated herein by reference).
10AJ	Form of Confirmation of Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 5, 2021 and incorporated herein by reference).
10AK	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 16, 2021 and incorporated herein by reference).
10AL	Agreement and Plan of Merger, dated as of January 17, 2021, by and among the Company, Concordia Merger Sub, Inc., Cardiva Medical, Inc. and Fortis Advisors LLC, as the Seller Representative (filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference) (3).

4. Subsidiaries Certifications and Consents
21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
101*	The following materials from Haemonetics Corporation on Form 10-K for the year ended April 1, 2023, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.
**	Document furnished with this report.
(1)	Agreement, plan, or arrangement related to the compensation of officers or directors.
(2)	Confidential treatment has been requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(3)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under Securities and Exchange Commission rules and regulations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 22, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 22, 2023
Christopher A. Simon	(Principal Executive Officer)

/s/ James C. D’Arecca	Executive Vice President, Chief Financial Officer	May 22, 2023
James C. D’Arecca	(Principal Financial Officer)

/s/ Maryanne E. Farris	Vice President, Chief Accounting Officer	May 22, 2023
Maryanne E. Farris	(Principal Accounting Officer)

/s/ Robert E. Abernathy	Director	May 22, 2023
Robert E. Abernathy

/s/ Catherine M. Burzik	Director	May 22, 2023
Catherine M. Burzik

/s/ Michael J. Coyle	Director	May 22, 2023
Michael J. Coyle

/s/ Charles J. Dockendorff	Director	May 22, 2023
Charles J. Dockendorff

/s/ Lloyd E. Johnson	Director	May 22, 2023
Lloyd E. Johnson

/s/ Mark W. Kroll	Director	May 22, 2023
Mark W. Kroll

/s/ Claire Pomeroy	Director	May 22, 2023
Claire Pomeroy

/s/ Ellen M. Zane	Director	May 22, 2023
Ellen M. Zane