Form 10-Q
period 2023-07-01
HAEMONETICS CORP
filed 2023-08-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of August 4, 2023: 50,712,010

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	July 1, 2023	July 2, 2022
Net revenues	$311,332	$261,458
Cost of goods sold	144,067	119,195
Gross profit	167,265	142,263
Operating expenses:
Research and development	12,648	10,902
Selling, general and administrative	93,485	92,227
Amortization of acquired intangible assets	7,473	8,367
Total operating expenses	113,606	111,496
Operating income	53,659	30,767
Interest and other expense, net	(2,069)	(5,273)
Income before provision for income taxes	51,590	25,494
Provision for income taxes	10,548	5,617
Net income	$41,042	$19,877

Net income per share - basic	$0.81	$0.39
Net income per share - diluted	$0.80	$0.38

Weighted average shares outstanding
Basic	50,542	51,224
Diluted	51,340	51,683

Comprehensive income	$41,905	$13,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	July 1, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$285,719	$284,466
Accounts receivable, less allowance for credit losses of $5,047 at July 1, 2023 and $4,932 at April 1, 2023	177,117	179,142
Inventories, net	289,207	259,379
Prepaid expenses and other current assets	49,564	46,735
Total current assets	801,607	769,722
Property, plant and equipment, net	304,467	310,885
Intangible assets, less accumulated amortization of $427,521 at July 1, 2023 and $417,422 at April 1, 2023	268,146	275,771
Goodwill	465,910	466,231
Deferred tax asset	4,875	5,241
Other long-term assets	117,253	106,975
Total assets	$1,962,258	$1,934,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$13,572	$11,784
Accounts payable	78,134	63,929
Accrued payroll and related costs	32,970	64,475
Other current liabilities	112,263	111,628
Total current liabilities	236,939	251,816
Long-term debt, net of current maturities	751,381	754,102
Deferred tax liability	37,342	36,195
Other long-term liabilities	71,980	74,715
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,705,779 shares at July 1, 2023 and 50,448,519 shares at April 1, 2023	507	504
Additional paid-in capital	609,610	594,706
Retained earnings	284,017	253,168
Accumulated other comprehensive loss	(29,518)	(30,381)
Total stockholders’ equity	864,616	817,997
Total liabilities and stockholders’ equity	$1,962,258	$1,934,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)		(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	July 1, 2023	July 2, 2022
Cash Flows from Operating Activities:
Net income	$41,042	$19,877
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	23,032	22,447
Share-based compensation expense	6,989	5,299
Amortization of deferred financing costs	830	797
Inventory reserve adjustment	(1,785)	(2,075)
Other non-cash operating activities	682	1,192
Change in operating assets and liabilities:
Change in accounts receivable	1,010	10,358
Change in inventories	(29,396)	15,240
Change in prepaid income taxes	1,595	2,118
Change in other assets and other liabilities	(9,986)	(6,079)
Change in accounts payable and accrued expenses	(14,927)	(27,181)
Net cash provided by operating activities	19,086	41,993
Cash Flows from Investing Activities:
Capital expenditures	(9,663)	(45,467)
Acquisition	—	(2,850)
Proceeds from sale of property, plant and equipment	402	498
Other investments	(6,000)	(10,395)
Net cash used in investing activities	(15,261)	(58,214)
Cash Flows from Financing Activities:
Repayment of term loan borrowings	(1,750)	(4,375)
Contingent consideration payments	(849)	(21,593)
Proceeds from employee stock purchase plan	2,871	2,459
Proceeds from exercise of stock options	627	127
Cash used to net share settle employee equity awards	(1,483)	—
Other financing activities	(14)	(13)
Net cash used in financing activities	(598)	(23,395)
Effect of exchange rates on cash and cash equivalents	(1,974)	(4,932)
Net Change in Cash and Cash Equivalents	1,253	(44,548)
Cash and Cash Equivalents at Beginning of Period	284,466	259,496
Cash and Cash Equivalents at End of Period	$285,719	$214,948
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$1,982	$38,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended July 1, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2024 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the three months ended July 1, 2023, except for those discussed in Note 8, Inventories.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

There are currently no recent accounting pronouncements that the Company expects to have a material impact on its financial position and results of operations.

3. STRATEGIC INVESTMENTS

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal year 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €30 million. The investments in Vivasure include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. The Company made certain other strategic investments totaling $6.0 million during the first quarter of fiscal 2024. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of the strategic investments during three months ended July 1, 2023.

4. REVENUE

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

As of July 1, 2023, the Company had $24.6 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 80% of this amount as revenue within the next twelve months and the remaining balance thereafter.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and contract assets, as well as customer advances, customer deposits and deferred revenue (contract liabilities) on the Condensed Consolidated Balance Sheets. The difference in timing between billing and revenue recognition primarily occurs in software licensing arrangements, resulting in contract assets and contract liabilities.

As of July 1, 2023 and April 1, 2023, the Company had contract liabilities of $32.9 million and $30.2 million, respectively. During the three months ended July 1, 2023, the Company recognized $13.5 million of revenue that was included in the above April 1, 2023 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheet. As of July 1, 2023 and April 1, 2023, the Company’s contract assets were immaterial.

5. RESTRUCTURING

On an ongoing basis, the Company reviews the global economy, the healthcare industry, and the markets in which it competes to identify opportunities for efficiencies, enhance commercial capabilities, align its resources and offer its customers better solutions. In order to realize these opportunities, the Company undertakes restructuring-type activities to transform its business.

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended July 1, 2023 and July 2, 2022, the Company incurred $2.2 million and $3.5 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $69.4 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the three months ended July 1, 2023, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 1, 2023	$1,810	$340	$2,150
Costs incurred, net of reversals	(11)	—	(11)
Payments	(589)	—	(589)
Balance at July 1, 2023	$1,210	$340	$1,550

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Cost of goods sold	$206	$(206)
Selling, general and administrative expenses	(217)	162
	$(11)	$(44)

As of July 1, 2023, the Company had a restructuring liability of $1.6 million, of which approximately $1.2 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Plasma	$(256)	$(211)
Hospital	242	—
Corporate	3	167
Total	$(11)	$(44)

Restructuring related costs	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Plasma	$169	$640
Blood Center	45	2
Hospital	49	89
Corporate	1,941	2,791
Total	$2,204	$3,522

Total restructuring and restructuring related costs	$2,193	$3,478

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 1, 2023, the Company reported income tax expense of $10.5 million, representing an effective tax rate of 20.4%. The effective tax rate for the three months ended July 1, 2023 includes $1.2 million of discrete tax benefit primarily related to stock compensation windfalls.

For the three months ended July 2, 2022, the Company reported income tax expense of $5.6 million, representing an effective tax rate of 22.0%. The effective tax rate for the three months ended July 2, 2022 includes $0.6 million of discrete tax expense relating to stock compensation shortfalls.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	July 1, 2023	July 2, 2022
Basic EPS
Net income	$41,042	$19,877
Weighted average shares	50,542	51,224
Basic income per share	$0.81	$0.39
Diluted EPS
Net income	$41,042	$19,877
Basic weighted average shares	50,542	51,224
Net effect of common stock equivalents	798	459
Diluted weighted average shares	51,340	51,683
Diluted income per share	$0.80	$0.38

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three months ended July 1, 2023 and July 2, 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.6 million and 0.9 million anti-dilutive shares, respectively.

Share Repurchase Program

In August 2022, the Company announced that its Board of Directors had approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. As of July 1, 2023, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	July 1, 2023	April 1, 2023
Raw materials	$129,419	$115,016
Work-in-process	16,314	12,572
Finished goods	143,474	131,791
Total inventories	$289,207	$259,379

In August 2023, the Company issued a voluntary recall of certain products within its Whole Blood business sold to customers in the U.S. and certain foreign jurisdictions. The Company recorded a charge of $3.4 million related to inventory with respect to this recall in the first quarter of fiscal 2024. The Company continues to evaluate the impact of this recall and may record additional incremental charges in future periods.

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	July 1, 2023	April 1, 2023
Land	$5,474	$5,358
Building and building improvements	126,960	127,634
Plant equipment and machinery	196,398	194,539
Office equipment and information technology	124,340	123,611
Haemonetics equipment	457,297	463,706
Construction in progress	32,189	29,367
Total	942,658	944,215
Less: accumulated depreciation	(638,191)	(633,330)
Property, plant and equipment, net	$304,467	$310,885

Depreciation expense was $13.3 million and $11.7 million for the three months ended July 1, 2023 and July 2, 2022, respectively.

10. LEASES

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

11. NOTES PAYABLE AND LONG-TERM DEBT

Convertible Senior Notes

The Company has $500.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased.

During first quarter of fiscal 2024, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of July 1, 2023 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of July 1, 2023, the $500.0 million principal balance was netted down by the $7.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $492.8 million. Interest expense related to the 2026 Notes was $0.7 million for the three months ended July 1, 2023, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving loan (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that were each scheduled to mature on June 15, 2023.

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

At July 1, 2023, $273.0 million was outstanding under the term loan with an effective interest rate of 6.6%. The Company has scheduled principal payments of $14.0 million required during the 12 months following July 1, 2023. There were no outstanding borrowings under the revolving credit facility at July 1, 2023. The Company also had $19.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of July 1, 2023.

The Company was in compliance with the leverage and interest coverage ratios specified in the Revised Credit Facilities as well as all other bank covenants as of July 1, 2023.

12. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended July 1, 2023, 23.9% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent, Swiss Franc and Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of July 1, 2023 and April 1, 2023 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $32.3 million as of July 1, 2023 and $51.8 million as of April 1, 2023. At July 1, 2023, a gain of $1.4 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of July 1, 2023 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $31.2 million as of July 1, 2023 and $44.7 million as of April 1, 2023.

Interest Rate Swaps

Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

On June 15, 2018, the Company entered into the 2018 Credit Facilities, which provided for a $350.0 million term loan and a $350.0 million revolving credit facility. In August 2018, the Company entered into two interest rate swap agreements to pay an average fixed rate of 2.80% plus the applicable rate on a total notional value of $241.9 million of debt, or 70% of the notional value of the unsecured term loan. As a result of the Company’s refinancing of the 2018 Credit Facilities in July 2022, as discussed below, the 2018 interest rate swaps were amended in September 2022 to align with the Term Secured Overnight Financing Rate (“SOFR”) rate rather than LIBOR (the “Amended Swaps”). In order to avoid dedesignation, the Company elected certain practical expedients under ASC 848. As a result, the Company’s earnings and cash flows are exposed to interest rate risk from changes to SOFR. The Amended Swaps matured on June 15, 2023.

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The Revised Credit Facilities include a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR plus 0.10% and an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. In September 2022, the Company entered into four additional interest rate swaps, which when combined with the Amended Swaps, resulted in an average blended fixed interest rate of 3.57% plus the applicable rate on 70% of the notional value of the unsecured term loan until mid-June 2023 and 4.12% plus the applicable rate thereafter on 80% of the notional value until the maturity date in June 2025. On June 15, 2023, two of the Company’s interest rate swaps entered into during September 2022 matured concurrently with the Amended Swaps. The Company has concluded that the two remaining interest rate swaps entered into during September 2022, which cover 80% of the notional value of the unsecured term loan through maturity in June 2025, are effective and qualify for hedge accounting treatment.

The Company held the following interest rate swaps as of July 1, 2023:

Hedged Item	Original Notional Amount	Notional Amount as of July 1, 2023	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	109,900	109,900	9/23/2022	6/15/2023	6/15/2025	4.08%	1,326
1-month USD Term SOFR	109,900	109,200	9/23/2022	6/15/2023	6/15/2025	4.15%	1,217
Total	$219,800	$219,100					$2,543

For the three months ended July 1, 2023, the Company recorded a gain of $2.8 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Beginning balance	$4,932	$2,475
Credit loss	151	146
Write-offs	(36)	(126)
Ending balance	$5,047	$2,495

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended July 1, 2023:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$1,434	$(560)	Net revenues, COGS and SG&A	$282	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$1,308	Interest and other expense, net
Designated interest rate swaps, net of tax	$2,789	$1	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of July 1, 2023 or April 1, 2023. As of July 1, 2023, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of July 1, 2023, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of July 1, 2023 and April 1, 2023:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		July 1, 2023	April 1, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,508	$1,401
Non-designated foreign currency hedge contracts	Other current assets	110	302
Designated interest rate swaps	Other current assets	2,442	1,110
Designated interest rate swaps	Other long-term assets	101	—
		$5,161	$2,813
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$17	$24
Non-designated foreign currency hedge contracts	Other current liabilities	12	58
Designated interest rate swaps	Other long-term liabilities	—	1,807
		$29	$1,889

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of July 1, 2023 and April 1, 2023.

	As of July 1, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$119,912	$—	$—	$119,912
Designated foreign currency hedge contracts	—	2,508	—	2,508
Non-designated foreign currency hedge contracts	—	110	—	110
Designated interest rate swaps	—	2,543	—	2,543
	$119,912	$5,161	$—	$125,073
Liabilities
Designated foreign currency hedge contracts	$—	$17	$—	$17
Non-designated foreign currency hedge contracts	—	12	—	12
	$—	$29	$—	$29

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,341	$—	$—	$132,341
Designated foreign currency hedge contracts	—	1,401	—	1,401
Non-designated foreign currency hedge contracts	—	302	—	302
Designated interest rate swaps	—	1,110		1,110
	$132,341	$2,813	$—	$135,154
Liabilities
Designated foreign currency hedge contracts	$—	$24	$—	$24
Non-designated foreign currency hedge contracts	—	58	—	58
Designated interest rate swaps	—	1,807	—	1,807
Contingent consideration	—	—	863	863
	$—	$1,889	$863	$2,752

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

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of July 1, 2023 was $428.4 million, which was determined by using the market price on the last trading day of the reporting period.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022. During the first quarter of fiscal 2024, the Company recorded an additional loss contingency related to this matter, which did not have a material impact on its condensed consolidated financial statements.

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her finger print in a scanner that stored her finger print to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees, and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. The Company believes it has valid and meritorious defenses to the complaint. During the first quarter of fiscal 2024, the Company recorded an additional loss contingency related to this matter, which did not have a material impact on its condensed consolidated financial statements.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
Other comprehensive income (loss) before reclassifications(1)	(2,801)	—	4,223	1,422
Amounts reclassified from accumulated other comprehensive income(1)	—	—	(559)	(559)
Net current period other comprehensive income (loss)	(2,801)	—	3,664	863
Balance as of July 1, 2023	$(36,736)	$4,075	$3,143	$(29,518)
(1) Presented net of income taxes, the amounts of which are insignificant.

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

The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include integration and transaction costs, amortization of acquired intangible assets, restructuring costs, restructuring related costs, digital transformation costs related to the upgrade of our enterprise resource planning system, impairments, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”) and unusual or infrequent and material litigation-related charges. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company’s net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Net revenues
Plasma	$138,482	$103,042
Blood Center	67,306	66,573
Hospital	99,536	89,184
Net revenues by business unit	305,324	258,799
Service (1)	5,764	5,137
Effect of exchange rates	244	(2,478)
Net revenues	$311,332	$261,458
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Segment operating income
Plasma	$75,698	$55,126
Blood Center	26,283	30,377
Hospital	40,943	34,722
Segment operating income	142,924	120,225
Corporate expenses (1)	(75,309)	(81,584)
Effect of exchange rates	2,613	6,245
Integration and transaction costs	(1,115)	758
Amortization of acquired intangible assets	(7,473)	(8,367)
Restructuring costs	11	44
Restructuring related costs	(2,204)	(3,522)
Digital transformation costs	(3,705)	—
Impairment of assets and PCS2 related charges	141	350
MDR and IVDR costs	(1,166)	(3,186)
Litigation-related charges	(1,058)	(196)
Operating income	$53,659	$30,767
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

Net revenues by business unit are as follows:

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Plasma	$138,610	$102,381

Whole Blood	20,040	19,595
Apheresis	47,300	46,099
Blood Center	67,340	65,694

Hemostasis Management	37,820	33,497
Vascular Closure	37,620	29,568
Other(1)	24,168	25,429
Hospital	99,608	88,494

Net business unit revenues	305,558	256,569
Service	5,774	4,889
Net revenues	$311,332	$261,458
(1) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
United States	$237,073	$181,996
Japan	11,773	13,878
Europe	39,387	40,457
Rest of Asia	22,040	24,424
Other	1,059	703
Net revenues	$311,332	$261,458

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

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

Financial Summary

	Three Months Ended
(In thousands, except per share data)	July 1, 2023	July 2, 2022	% Increase/ (Decrease)
Net revenues	$311,332	$261,458	19.1%
Gross profit	$167,265	$142,263	17.6%
% of net revenues	53.7%	54.4%
Operating expenses	$113,606	$111,496	1.9%
Operating income	$53,659	$30,767	74.4%
% of net revenues	17.2%	11.8%
Interest and other expense, net	$(2,069)	$(5,273)	(60.8)%
Income before provision for income taxes	$51,590	$25,494	102.4%
Provision for income taxes	$10,548	$5,617	87.8%
% of pre-tax income	20.4%	22.0%
Net income	$41,042	$19,877	106.5%
% of net revenues	13.2%	7.6%
Net income per share - basic	$0.81	$0.39	107.7%
Net income per share - diluted	$0.80	$0.38	110.5%

Net revenues increased 19.1% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, net revenues increased 20.5% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price benefits, drove the overall increase in revenue during the three months ended July 1, 2023.

Operating income increased 74.4% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023, primarily due to increased revenues in Plasma and Hospital, partially offset by continuous growth investments, the impact of foreign exchange, digital transformation costs related to the upgrade of our enterprise resource planning system and increased depreciation expense.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$237,073	$181,996	30.3%	—%	30.3%
International	74,259	79,462	(6.5)%	(3.8)%	(2.7)%
Net revenues	$311,332	$261,458	19.1%	(1.4)%	20.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During the three months ended July 1, 2023 our revenue generated outside the U.S. was 23.9% of total net revenues as compared with 30.4% during the three months ended July 2, 2022. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$138,610	$102,381	35.4%	(0.1)%	35.5%

Whole Blood	20,040	19,595	2.3%	(1.6)%	3.9%
Apheresis	47,300	46,099	2.6%	(4.1)%	6.7%
Blood Center	67,340	65,694	2.5%	(3.3)%	5.8%

Hemostasis Management	37,820	33,497	12.9%	(1.6)%	14.5%
Vascular Closure	37,620	29,568	27.2%	—%	27.2%
Other(2)	24,168	25,429	(5.0)%	(2.0)%	(3.0)%
Hospital	99,608	88,494	12.6%	(1.2)%	13.8%

Net business unit revenues	305,558	256,569	19.1%	(1.5)%	20.6%
Service	5,774	4,889	18.1%	(1.2)%	19.3%
Net revenues	$311,332	$261,458	19.1%	(1.4)%	20.5%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

(2) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma

Plasma revenue increased 35.4% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, Plasma revenue increased 35.5% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. The increase during the three months ended July 1, 2023 was primarily driven by volume and price.

During the third quarter of fiscal 2023, we amended our supply agreement with CSL, which was scheduled to expire in December 2023, to extend the term through December 2025. CSL has a minimum purchase commitment under the non-exclusive supply agreement that slightly exceeds $100.0 million in fiscal 2024, and we expect that CSL will continue to provide a meaningful contribution to our Plasma business revenue in fiscal 2025.
Blood Center

Blood Center revenue increased 2.5% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, Blood Center revenue increased 5.8% during the three months ended July 1, 2023 as compared with the same periods of fiscal 2023. The increase was primarily due to an increase in our apheresis business.

Hospital

Hospital revenue increased 12.6% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, Hospital revenue increased 13.8% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. The increase during the three months ended July 1, 2023 was primarily attributable to increased Vascular Closure and Hemostasis Management revenue.

Gross Profit

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	% Increase
Gross profit	$167,265	$142,263	17.6%
% of net revenues	53.7%	54.4%

Gross profit increased 17.6% for the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, gross profit increased 21.8% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. The increase during the three months ended July 1, 2023 was primarily driven by geographic and product mix, volume and price, partially offset by inventory reserves, investments in operations and increased depreciation expense.

Operating Expenses

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022	% Increase/ (Decrease)
Research and development	$12,648	$10,902	16.0%
% of net revenues	4.1%	4.2%
Selling, general and administrative	$93,485	$92,227	1.4%
% of net revenues	30.0%	35.3%
Amortization of acquired intangible assets	$7,473	$8,367	(10.7)%
% of net revenues	2.4%	3.2%
Total operating expenses	$113,606	$111,496	1.9%
% of net revenues	36.5%	42.6%

Research and Development

Research and development expenses increased 16.0% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, research and development expenses increased 15.7% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. This increase was due to increased investments into product innovation across our product portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.4% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. Without the effects of foreign exchange, selling, general, and administrative expenses increased 1.8% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. The increase during the three months ended July 1, 2023 was primarily driven by higher investments in sales and marketing and costs associated with the upgrade of our enterprise resource planning system.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $7.5 million and $8.4 million during the three months ended July 1, 2023 and July 2, 2022, respectively. The decrease is primarily the result of intangible assets that became fully amortized during fiscal 2023.

Interest and Other Expense, Net

Interest and other expenses decreased 60.8% during the three months ended July 1, 2023 as compared with the same period of fiscal 2023. The decrease was primarily driven by increased interest income on investments due to higher interest rates and foreign currency impact due to market and rate volatility, partially offset by higher interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three months ended July 1, 2023, we recorded income tax expense of $10.5 million, representing an effective tax rate of 20.4%. The effective tax rate for the three months ended July 1, 2023 includes $1.2 million of discrete tax benefit primarily related to stock compensation windfalls.

For the three months ended July 2, 2022, we recorded income tax expense of $5.6 million, representing an effective tax rate of 22.0%. The effective tax rate for the three months ended July 2, 2022 includes $0.6 million discrete tax expense relating to stock compensation shortfalls.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	July 1, 2023	April 1, 2023
Cash and cash equivalents	$285,719	$284,466
Working capital	$564,668	$517,906
Current ratio	3.4	3.1
Net debt position(1)	$(479,234)	$(481,420)
Days sales outstanding (DSO)	51	53
Inventory turnover	1.8	1.8
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

The Company has $500.0 million aggregate principal amount of 0% convertible senior notes due in 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of July 1, 2023.

As of July 1, 2023, we had $285.7 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving loan (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. Our Revised Credit Facilities include a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

As of July 1, 2023, $273.0 million was outstanding under the term loan with an effective interest rate of 6.6%. There were no borrowings outstanding on the revolving loan. We also had $19.6 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of July 1, 2023. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of July 1, 2023.

The Company has scheduled principal payments of $10.5 million required during the remainder of fiscal 2024.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $95 million and $105 million in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three months ended July 1, 2023, we incurred $2.2 million of restructuring and restructuring related costs under this program.

Cash Flows

	Three Months Ended
(In thousands)	July 1, 2023	July 2, 2022
Net cash provided by (used in):
Operating activities	$19,086	$41,993
Investing activities	(15,261)	(58,214)
Financing activities	(598)	(23,395)
Effect of exchange rate changes on cash and cash equivalents(1)	(1,974)	(4,932)
Net change in cash and cash equivalents	$1,253	$(44,548)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $22.9 million during the three months ended July 1, 2023, as compared with the three months ended July 2, 2022. The decrease in cash provided by operating activities was primarily the result of an increase in inventory, partially offset by an increase in net income.

Net cash used in investing activities decreased by $43.0 million during the three months ended July 1, 2023, as compared with the three months ended July 2, 2022. The decrease in cash used in investing activities was primarily the result of lower capital expenditures driven by NexSys PCS device placements that occurred during fiscal 2023 and decreased other investments compared to the first quarter of fiscal 2023.

Net cash used in financing activities decreased by $22.8 million during the three months ended July 1, 2023, as compared with the three months ended July 2, 2022, primarily due to lower contingent consideration payments in the first quarter of fiscal 2024.

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

Foreign Exchange

During the three months ended July 1, 2023, 23.9% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act, European Union Medical Device Regulation and In Vitro Diagnostic Regulation and similar laws in other jurisdictions, as well as U.S. and foreign export and import restrictions and tariffs;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of July 1, 2023, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.4 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $3.7 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our Revised Credit Facilities as of July 1, 2023 was $273.0 million with an effective interest rate of 6.6% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.5 million. As of July 1, 2023, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our Credit Facilities from a variable rate to a fixed rate were $219.1 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of July 1, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 13, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended July 1, 2023, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(1)	Expiration Date(2)
Charles Dockendorff, Director	Adoption	5/30/2023	X		10,215	5/31/2024
Anila Lingamneni, EVP, Chief Technology Officer	Adoption	6/5/2023	X		13,984(3)	5/31/2024
Stewart Strong, President, Global Hospital	Adoption	6/12/2023	X		15,547(4)	7/30/2024
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
(1) The number of shares of common stock sold under each trading arrangement, if any, will be net of shares withheld for applicable tax obligations upon the vesting and/or exercise of covered securities as well as payment of the exercise price upon the exercise of stock options, which amounts are not yet determinable.

(2) Except as otherwise indicated by footnote, each trading arrangement expires upon the earlier of (a) completion of all authorized transactions thereunder and (b) the expiration date listed above.
(3) Includes 7,070 target shares subject to a performance share unit (“PSU”) award previously granted to Ms. Lingamneni on May 18, 2021. The actual number of shares to be earned under the PSU award, and subject to sale under this trading arrangement, may range from 0% to a maximum of 200% of the target award depending upon the Company’s total shareholder return relative to the components of the S&P MidCap 400 index during a three-year performance period from May 18, 2021 to May 17, 2024.

(4) Includes 6,628 and 4,040 target shares subject to PSU awards previously granted to Mr. Strong on May 18, 2021 and July 13, 2021, respectively. The actual number of shares to be earned under each PSU award, and subject to sale under this trading arrangement, may range from 0% to a maximum of 200% of the target award depending upon the Company’s total shareholder return relative to the components of the S&P MidCap 400 index during three-year performance periods from May 18, 2021 to May 17, 2024 and from July 13, 2021 to July 12, 2024, respectively.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1*	Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective May 13, 2023) (1)

10.2*	Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (1)

10.3*	Form of Nonqualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024). (1)

10.4*	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024). (1)

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Agreement, plan, or arrangement related to the compensation of officers or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

August 8, 2023	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)