Form 10-Q
period 2023-09-30
HAEMONETICS CORP
filed 2023-11-02
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of October 31, 2023: 50,742,477

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues	$318,183	$297,485	$629,515	$558,943
Cost of goods sold	147,673	139,607	291,740	258,802
Gross profit	170,510	157,878	337,775	300,141
Operating expenses:
Research and development	12,665	10,896	25,313	21,798
Selling, general and administrative	104,901	92,029	198,386	184,256
Amortization of acquired intangible assets	7,222	8,221	14,695	16,588
Impairment of intangible assets	10,419	—	10,419	—
Total operating expenses	135,207	111,146	248,813	222,642
Operating income	35,303	46,732	88,962	77,499
Interest and other expense, net	(2,471)	(5,673)	(4,540)	(10,946)
Income before provision for income taxes	32,832	41,059	84,422	66,553
Provision for income taxes	7,924	7,862	18,472	13,479
Net income	$24,908	$33,197	$65,950	$53,074

Net income per share - basic	$0.49	$0.65	$1.30	$1.04
Net income per share - diluted	$0.48	$0.64	$1.28	$1.03

Weighted average shares outstanding
Basic	50,727	50,953	50,634	51,089
Diluted	51,396	51,558	51,368	51,620

Comprehensive income	$21,721	$25,659	$63,626	$38,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	September 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$351,005	$284,466
Accounts receivable, less allowance for credit losses of $5,044 at September 30, 2023 and $4,932 at April 1, 2023	174,249	179,142
Inventories, net	285,830	259,379
Prepaid expenses and other current assets	54,660	46,735
Total current assets	865,744	769,722
Property, plant and equipment, net	307,766	310,885
Intangible assets, less accumulated amortization of $433,092 at September 30, 2023 and $417,422 at April 1, 2023	250,504	275,771
Goodwill	465,405	466,231
Deferred tax asset	4,745	5,241
Other long-term assets	117,111	106,975
Total assets	$2,011,275	$1,934,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$13,566	$11,784
Accounts payable	80,160	63,929
Accrued payroll and related costs	45,638	64,475
Other current liabilities	124,851	111,628
Total current liabilities	264,215	251,816
Long-term debt, net of current maturities	748,662	754,102
Deferred tax liability	34,807	36,195
Other long-term liabilities	69,931	74,715
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,740,389 shares at September 30, 2023 and 50,448,519 shares at April 1, 2023	507	504
Additional paid-in capital	616,960	594,706
Retained earnings	308,898	253,168
Accumulated other comprehensive loss	(32,705)	(30,381)
Total stockholders’ equity	893,660	817,997
Total liabilities and stockholders’ equity	$2,011,275	$1,934,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)	—	(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616
Exercise of stock options	12	—	655	37	—	692
Issuance of restricted stock, net of cancellations	22	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(11)	(64)	—	(75)
Share-based compensation expense	—	—	6,706	—	—	6,706
Net income	—	—	—	24,908	—	24,908
Other comprehensive loss	—	—	—	—	(3,187)	(3,187)
Balance, September 30, 2023	50,740	$507	$616,960	$308,898	$(32,705)	$893,660

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423
Exercise of stock options	50	1	2,191	—	—	2,192
Shares repurchased	(786)	(8)	(23,891)	(51,101)	—	(75,000)
Issuance of restricted stock, net of cancellations	26	—	—	—	—	—
Share-based compensation expense	—	—	5,735	—	—	5,735
Net income	—	—	—	33,197	—	33,197
Other comprehensive loss	—	—	—	—	(7,538)	(7,538)
Balance, October 1, 2022	50,605	$506	$564,394	$204,364	$(40,255)	$729,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 30, 2023	October 1, 2022
Cash Flows from Operating Activities:
Net income	$65,950	$53,074
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	46,045	45,883
Share-based compensation expense	13,695	11,034
Impairment of assets	10,419	94
Amortization of deferred financing costs	1,610	313
Inventory reserve adjustment	2,559	(1,529)
Other non-cash operating activities	(1,836)	(2,072)
Change in operating assets and liabilities:
Change in accounts receivable	2,857	(17,043)
Change in inventories	(30,654)	35,990
Change in prepaid income taxes	(906)	2,145
Change in other assets and other liabilities	(10,291)	(7,724)
Change in accounts payable and accrued expenses	18,762	8,867
Net cash provided by operating activities	118,210	129,032
Cash Flows from Investing Activities:
Capital expenditures	(34,317)	(81,424)
Acquisition	—	(2,850)
Proceeds from divestiture	—	850
Proceeds from sale of property, plant and equipment	921	7,537
Other investments	(7,000)	(13,395)
Net cash used in investing activities	(40,396)	(89,282)
Cash Flows from Financing Activities:
Term loan borrowings	—	280,000
Term loan redemption	—	(280,000)
Proceeds from revolving facility	—	50,000
Repayment of term loan borrowings	(5,250)	(6,125)
Debt issuance costs	—	(1,118)
Share repurchases	—	(75,000)
Contingent consideration payments	(849)	(21,593)
Proceeds from employee stock purchase plan	2,871	2,459
Proceeds from exercise of stock options	1,319	2,319
Cash used to net share settle employee equity awards	(5,842)	—
Other financing activities	(19)	(23)
Net cash used in financing activities	(7,770)	(49,081)
Effect of exchange rates on cash and cash equivalents	(3,505)	(8,965)
Net Change in Cash and Cash Equivalents	66,539	(18,296)
Cash and Cash Equivalents at Beginning of Period	284,466	259,496
Cash and Cash Equivalents at End of Period	$351,005	$241,200
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$17,523	$66,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2024 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the six months ended September 30, 2023, except for those discussed in Note 3, Acquisitions and Strategic Investments.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards Implemented

There are currently no recent accounting pronouncements that the Company expects to have a material impact on its financial position and results of operations.

3. ACQUISITIONS AND STRATEGIC INVESTMENTS

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal 2024, the Company made strategic investments totaling $7.0 million. During fiscal year 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €30 million. The investments in Vivasure include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of the strategic investments during three and six months ended September 30, 2023.

Agreement to acquire OpSens, Inc.

On October 10, 2023, the Company announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of OpSens, Inc. (“OpSens”) for CAD $2.90 per share in an all-cash transaction, representing a fully diluted equity value of approximately USD $253.0 million at the exchange rate on the date of announcement. Completion of the acquisition is subject to the approval of OpSens shareholders, receipt of court and regulatory approval, as well as certain other closing conditions customary for transactions of this nature. The transaction is expected to close by the end of January 2024.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire® that acts as pacing and pressure monitoring wire advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients, and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens will expand the Hospital business unit portfolio in the interventional cardiology market.

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

As of September 30, 2023, the Company had $22.0 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 78% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of September 30, 2023 and April 1, 2023, the Company had contract liabilities of $31.7 million and $30.2 million, respectively. During the three and six months ended September 30, 2023, the Company recognized $7.0 million and $20.5 million of revenue, respectively, that was included in the above April 1, 2023 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheet. As of September 30, 2023 and April 1, 2023, the Company’s contract assets were immaterial.

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

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended September 30, 2023, the Company incurred $2.0 million and $4.2 million, respectively, of restructuring and restructuring related costs under this program. During the three and six months ended October 1, 2022, the Company incurred $3.1 million and $6.6 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $71.4 million.

The following table summarizes the activity for restructuring reserves related to the 2020 Program and prior programs for the six months ended September 30, 2023, substantially all of which relates to employee severance and other employee costs:

(In thousands)	2020 Program	Prior Programs	Total
Balance at April 1, 2023	$1,810	$340	$2,150
Costs incurred, net of reversals	57	18	75
Payments	(721)	(27)	(748)
Balance at September 30, 2023	$1,146	$331	$1,477

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of goods sold	$58	$29	$264	$(177)
Selling, general and administrative expenses	28	136	(189)	298
Total	$86	$165	$75	$121

As of September 30, 2023, the Company had a restructuring liability of $1.5 million, of which approximately $1.1 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Plasma	$59	$—	$(197)	$(211)
Hospital	—	—	242	—
Corporate	27	165	30	332
Total	$86	$165	$75	$121

Restructuring related costs	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Plasma	$74	$108	$243	$748
Blood Center	28	16	73	18
Hospital	98	111	147	200
Corporate	1,747	2,794	3,688	5,585
Total	$1,947	$3,029	$4,151	$6,551

Total restructuring and restructuring related costs	$2,033	$3,194	$4,226	$6,672

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended September 30, 2023, the Company reported income tax expense of $7.9 million and $18.5 million, respectively, representing effective tax rates of 24.1% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2023 includes $0.1 million of discrete tax benefit primarily related to stock compensation windfalls. The effective tax rate for the six months ended September 30, 2023, includes $1.3 million of discrete tax benefit primarily related to stock compensation windfalls.

For the three and six months ended October 1, 2022, the Company reported income tax expense of $7.9 million and $13.5 million, respectively, representing effective tax rates of 19.1% and 20.3%, respectively. The effective tax rate for the three months ended October 1, 2022 include a discrete tax benefit of $0.5 million related to tax rate changes enacted in the quarter and $0.3 million of discrete tax benefit relating to stock compensation windfalls. The effective tax rate for the six months ended October 1, 2022, includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the period and $0.3 million of discrete tax expense relating to stock compensation shortfalls.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic EPS
Net income	$24,908	$33,197	$65,950	$53,074
Weighted average shares	50,727	50,953	50,634	51,089
Basic income per share	$0.49	$0.65	$1.30	$1.04
Diluted EPS
Net income	$24,908	$33,197	$65,950	$53,074
Basic weighted average shares	50,727	50,953	50,634	51,089
Net effect of common stock equivalents	669	605	734	531
Diluted weighted average shares	51,396	51,558	51,368	51,620
Diluted income per share	$0.48	$0.64	$1.28	$1.03

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and six months ended September 30, 2023, weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million and 0.6 million anti-dilutive shares, respectively. For the three and six months ended October 1, 2022, weighted average shares outstanding, assuming dilution, excludes the impact and 0.7 million and 0.8 million anti-dilutive shares, respectively.

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

In fiscal 2023, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement entered into with Citibank N.A. in August 2022. As of September 30, 2023, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	September 30, 2023	April 1, 2023
Raw materials	$132,002	$115,016
Work-in-process	15,258	12,572
Finished goods	138,570	131,791
Total inventories	$285,830	$259,379

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of September 30, 2023, the Company has recorded charges of $4.3 million related to inventory.

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	September 30, 2023	April 1, 2023
Land	$5,443	$5,358
Building and building improvements	116,541	127,634
Plant equipment and machinery	195,990	194,539
Office equipment and information technology	125,521	123,611
Haemonetics equipment	470,449	463,706
Construction in progress	36,051	29,367
Total	949,995	944,215
Less: accumulated depreciation	(642,229)	(633,330)
Property, plant and equipment, net	$307,766	$310,885

During the three and six months ended September 30, 2023, depreciation expense was $13.6 million and $26.9 million, respectively. During the three and six months ended October 1, 2022, depreciation expense was $12.9 million and $24.6 million, respectively.

In the second quarter of fiscal 2024, $4.3 million of the Company’s property, plant and equipment met held for sale accounting criteria and was reclassed to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2024 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of April 1, 2023	$29,043	$33,855	$403,333	$466,231
Currency translation	—	(364)	(462)	(826)
Carrying amount as of September 30, 2023	$29,043	$33,491	$402,871	$465,405

The gross carrying amount of intangible assets and the related accumulated amortization as of September 30, 2023 and April 1, 2023 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2023
Amortizable:
Patents	$18,504	$11,301	$7,203
Capitalized software	79,431	65,028	14,403
Other developed technology	349,091	163,571	185,520
Customer contracts and related relationships	202,659	188,041	14,618
Trade names	9,508	5,151	4,357
Total	$659,193	$433,092	$226,101
Non-amortizable:
In-process software development	$7,275
In-process research and development	13,667
In-process patents	3,461
Total	$24,403

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 1, 2023
Amortizable:
Patents	$18,504	$10,831	$7,673
Capitalized software	78,962	60,776	18,186
Other developed technology	362,506	153,099	209,407
Customer contracts and related relationships	203,240	187,774	15,466
Trade names	9,508	4,942	4,566
Total	$672,720	$417,422	$255,298
Non-amortizable:
In-process software development	$3,841
In-process research and development	13,667
In-process patents	2,965
Total	$20,473

Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding acquisitions.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

In the second quarter of fiscal 2024, the Company recorded an intangible asset impairment charge of $10.4 million related to the intangibles acquired as part of the enicor GmbH acquisition completed in fiscal 2021 within the Hospital business unit.

During the three and six months ended September 30, 2023, amortization expense was $9.4 million and $19.2 million, respectively. During the three and six months ended October 1, 2022, amortization expense was $10.6 million and $21.3 million, respectively.

Future annual amortization expense on intangible assets is estimated to be as follows:

(In thousands)
Remainder of Fiscal 2024	$18,345
Fiscal 2025	$29,705
Fiscal 2026	$24,023
Fiscal 2027	$22,066
Fiscal 2028	$20,294

12. NOTES PAYABLE AND LONG-TERM DEBT

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

During second quarter of fiscal 2024, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of September 30, 2023 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of September 30, 2023, the $500.0 million principal balance was netted down by the $6.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $493.5 million. Interest expense related to the 2026 Notes was $0.6 million and $1.3 million for the three and six months ended September 30, 2023, respectively, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

Credit Facilities

On June 15, 2018, the Company entered into a credit agreement with certain lenders that provided for a $350.0 million term loan and a $350.0 million revolving credit facility (together with the term loan, as amended from time to time, the “2018 Credit Facilities”) that were each scheduled to mature on June 15, 2023.

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

At September 30, 2023, $269.5 million was outstanding under the term loan with an effective interest rate of 6.7%. The Company has scheduled principal payments of $14.0 million required during the 12 months following September 30, 2023. There were no outstanding borrowings under the revolving credit facility at September 30, 2023. The Company also had $19.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 30, 2023.

The Company was in compliance with the leverage and interest coverage ratios specified in the Revised Credit Facilities as well as all other bank covenants as of September 30, 2023.

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and six months ended September 30, 2023, 25.7% and 24.8%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of September 30, 2023 and April 1, 2023 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $50.5 million as of September 30, 2023 and $51.8 million as of April 1, 2023. At September 30, 2023, a gain of $2.7 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 30, 2023 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $27.1 million as of September 30, 2023 and $44.7 million as of April 1, 2023.

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

The Company held the following interest rate swaps as of September 30, 2023:

Hedged Item	Original Notional Amount	Notional Amount as of September 30, 2023	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	109,900	109,200	9/23/2022	6/15/2023	6/15/2025	4.08%	1,601
1-month USD Term SOFR	109,900	107,800	9/23/2022	6/15/2023	6/15/2025	4.15%	1,501
Total	$219,800	$217,000					$3,102

For the six months ended September 30, 2023, the Company recorded a gain of $3.2 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Beginning balance	$5,047	$2,495	$4,932	$2,475
Credit loss	30	59	181	204
Write-offs	(33)	(59)	(69)	(184)
Ending balance	$5,044	$2,495	$5,044	$2,495

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended September 30, 2023:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$2,657	$(1,552)	Net revenues, COGS and SG&A	$671	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$1,670	Interest and other expense, net
Designated interest rate swaps, net of tax	$3,231	$1	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of September 30, 2023 or April 1, 2023. As of September 30, 2023, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2023, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of September 30, 2023 and April 1, 2023:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		September 30, 2023	April 1, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$2,941	$1,401
Non-designated foreign currency hedge contracts	Other current assets	52	302
Designated interest rate swaps	Other current assets	2,576	1,110
Designated interest rate swaps	Other long-term assets	526	—
		$6,095	$2,813
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$430	$24
Non-designated foreign currency hedge contracts	Other current liabilities	11	58
Designated interest rate swaps	Other long-term liabilities	—	1,807
		$441	$1,889

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2023 and April 1, 2023.

	As of September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$161,623	$—	$—	$161,623
Designated foreign currency hedge contracts	—	2,941	—	2,941
Non-designated foreign currency hedge contracts	—	52	—	52
Designated interest rate swaps	—	3,102	—	3,102
	$161,623	$6,095	$—	$167,718
Liabilities
Designated foreign currency hedge contracts	$—	$430	$—	$430
Non-designated foreign currency hedge contracts	—	11	—	11
	$—	$441	$—	$441

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,341	$—	$—	$132,341
Designated foreign currency hedge contracts	—	1,401	—	1,401
Non-designated foreign currency hedge contracts	—	302	—	302
Designated interest rate swaps	—	1,110	—	1,110
	$132,341	$2,813	$—	$135,154
Liabilities
Designated foreign currency hedge contracts	$—	$24	$—	$24
Non-designated foreign currency hedge contracts	—	58	—	58
Designated interest rate swaps	—	1,807	—	1,807
Contingent consideration	—	—	863	863
	$—	$1,889	$863	$2,752

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

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of September 30, 2023 was $434.1 million, which was determined by using the market price on the last trading day of the reporting period.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022. The Company currently has a loss contingency recorded for this matter and did not record any adjustments during the second quarter of fiscal 2024.

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter, resulting in a total accrual of approximately $8.7 million within Other current liabilities in its condensed consolidated balance sheets.

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of September 30, 2023, the Company has recorded cumulative charges of $6.5 million related to inventory, returns and customer claims associated with this recall. The Company continues to evaluate the impact of this recall and may record additional incremental charges in future periods.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
Other comprehensive income (loss) before reclassifications(1)	(6,661)	—	5,888	(773)
Amounts reclassified from accumulated other comprehensive income(1)	—	—	(1,551)	(1,551)
Net current period other comprehensive income (loss)	(6,661)	—	4,337	(2,324)
Balance as of September 30, 2023	$(40,596)	$4,075	$3,816	$(32,705)
(1) Presented net of income taxes, the amounts of which are insignificant.

16. SEGMENT AND ENTERPRISE-WIDE INFORMATION

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

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenues
Plasma	$141,748	$128,888	$280,230	$231,930
Blood Center	68,912	75,652	136,218	142,225
Hospital	103,358	92,562	202,894	181,746
Net revenues by business unit	314,018	297,102	619,342	555,901
Service (1)	5,045	5,409	10,809	10,546
Effect of exchange rates	(880)	(5,026)	(636)	(7,504)
Net revenues	$318,183	$297,485	$629,515	$558,943
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment operating income
Plasma	$78,042	$71,607	$153,740	$126,733
Blood Center	27,307	37,328	53,590	67,705
Hospital	41,834	38,483	82,777	73,205
Segment operating income	147,183	147,418	290,107	267,643
Corporate expenses (1)	(75,750)	(86,769)	(151,059)	(168,353)
Effect of exchange rates	(3,091)	(51)	(478)	6,194
Amortization of acquired intangible assets	(7,222)	(8,221)	(14,695)	(16,588)
Integration and transaction costs	(1,784)	(46)	(2,899)	712
Restructuring costs	(86)	(165)	(75)	(121)
Restructuring related costs	(1,947)	(3,029)	(4,151)	(6,551)
Digital transformation costs	(3,592)	—	(7,297)	—
Impairment of assets and PCS2 related charges	(552)	(83)	(411)	267
MDR and IVDR costs	(1,988)	(2,506)	(3,154)	(5,692)
Litigation-related charges	(5,449)	(198)	(6,507)	(394)
Impairment of intangible assets	(10,419)	—	(10,419)	—
Gains on divestiture	—	382	—	382
Operating income	$35,303	$46,732	$88,962	$77,499
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Plasma	$141,900	$127,893	$280,510	$230,274

Whole Blood	14,683	19,893	34,724	39,488
Apheresis	53,415	53,790	100,714	99,889
Blood Center	68,098	73,683	135,438	139,377

Hemostasis Management	36,998	34,320	74,818	67,816
Vascular Closure	38,541	29,575	76,162	59,143
Other(1)	27,604	26,961	51,771	52,390
Hospital	103,143	90,856	202,751	179,349

Net business unit revenues	313,141	292,432	618,699	549,000
Service	5,042	5,053	10,816	9,943
Net revenues	$318,183	$297,485	$629,515	$558,943
(1) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$236,345	$211,724	$473,418	$393,720
Japan	15,011	15,129	26,784	29,007
Europe	38,666	41,850	78,053	82,307
Rest of Asia	27,735	27,861	49,775	52,285
Other	426	921	1,485	1,624
Net revenues	$318,183	$297,485	$629,515	$558,943

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

Recent Developments

Agreement to Acquire OpSens, Inc.

On October 10, 2023, the Company announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of OpSens, Inc. (“OpSens”) for CAD $2.90 per share in an all-cash transaction, representing a fully diluted equity value of approximately USD $253.0 million at the exchange rate on the date of announcement. Completion of the acquisition is subject to the approval of OpSens shareholders, receipt of court and regulatory approval, as well as certain other closing conditions customary for transactions of this nature. The transaction is expected to close by the end of January 2024.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire® that acts as pacing and pressure monitoring wire advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients, and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens will expand the Hospital business unit portfolio in the interventional cardiology market.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro system within the Hospital business unit and whole blood inline collection products within the Blood Center business unit, and the associated manufacturing operations. We do not envision these product rationalization initiatives to materially impact our fiscal 2024 results.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 30, 2023	October 1, 2022	% Increase/ (Decrease)	September 30, 2023	October 1, 2022	% Increase/ (Decrease)
Net revenues	$318,183	$297,485	7.0%	$629,515	$558,943	12.6%
Gross profit	$170,510	$157,878	8.0%	$337,775	$300,141	12.5%
% of net revenues	53.6%	53.1%		53.7%	53.7%
Operating expenses	$135,207	$111,146	21.6%	$248,813	$222,642	11.8%
Operating income	$35,303	$46,732	(24.5)%	$88,962	$77,499	14.8%
% of net revenues	11.1%	15.7%		14.1%	13.9%
Interest and other expense, net	$(2,471)	$(5,673)	(56.4)%	$(4,540)	$(10,946)	(58.5)%
Income before provision for income taxes	$32,832	$41,059	(20.0)%	$84,422	$66,553	26.8%
Provision for income taxes	$7,924	$7,862	0.8%	$18,472	$13,479	37.0%
% of pre-tax income	24.1%	19.1%		21.9%	20.3%
Net income	$24,908	$33,197	(25.0)%	$65,950	$53,074	24.3%
% of net revenues	7.8%	11.2%		10.5%	9.5%
Net income per share - basic	$0.49	$0.65	(24.6)%	$1.30	$1.04	25.0%
Net income per share - diluted	$0.48	$0.64	(25.0)%	$1.28	$1.03	24.3%

Net revenues increased 7.0% and 12.6% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, net revenues increased 7.6% and 13.6% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price benefits, drove the overall increase in revenue during the three and six months ended September 30, 2023.

Operating income decreased 24.5% and during the three months ended September 30, 2023 and increased 14.8% during the six months ended September 30, 2023 as compared with the same periods of fiscal 2023. The decrease during the three months ended September 30, 2023 was primarily due to continuous growth investments, impairments of intangible assets and digital transformation costs related to the upgrade of our enterprise resource planning system, partially offset by increased revenues in Plasma and Hospital. The increase during the six months ended September 30, 2023 was due to increased revenues in Plasma and Hospital and operating leverage, partially offset by continuous growth investments, impairments of intangible assets and digital transformation costs.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$236,345	$211,724	11.6%	—%	11.6%
International	81,838	85,761	(4.6)%	(2.2)%	(2.4)%
Net revenues	$318,183	$297,485	7.0%	(0.6)%	7.6%

	Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$473,418	$393,720	20.2%	—%	20.2%
International	156,097	165,223	(5.5)%	(3.0)%	(2.5)%
Net revenues	$629,515	$558,943	12.6%	(1.0)%	13.6%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During the three and six months ended September 30, 2023 our revenue generated outside the U.S. was 25.7% and 24.8% of total net revenues, respectively, as compared with 28.8% and 29.6%, respectively, during the three and six months ended October 1, 2022. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 30, 2023	October 1, 2022	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$141,900	$127,893	11.0%	0.3%	10.7%

Whole Blood	14,683	19,893	(26.2)%	(0.7)%	(25.5)%
Apheresis	53,415	53,790	(0.7)%	(3.2)%	2.5%
Blood Center	68,098	73,683	(7.6)%	(2.5)%	(5.1)%

Hemostasis Management	36,998	34,320	7.8%	(0.6)%	8.4%
Vascular Closure	38,541	29,575	30.3%	(0.2)%	30.5%
Other(2)	27,604	26,961	2.4%	(0.5)%	2.9%
Hospital	103,143	90,856	13.5%	(0.5)%	14.0%

Net business unit revenues	313,141	292,432	7.1%	(0.7)%	7.8%
Service	5,042	5,053	(0.2)%	1.1%	(1.3)%
Net revenues	$318,183	$297,485	7.0%	(0.6)%	7.6%

	Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	Reported growth	Currency impact	Constant currency growth (1)
Plasma	$280,510	$230,274	21.8%	0.1%	21.7%

Whole Blood	34,724	39,488	(12.1)%	(1.1)%	(11.0)%
Apheresis	100,714	99,889	0.8%	(3.6)%	4.4%
Blood Center	135,438	139,377	(2.8)%	(2.8)%	—%

Hemostasis Management	74,818	67,816	10.3%	(1.1)%	11.4%
Vascular Closure	76,162	59,143	28.8%	(0.1)%	28.9%
Other(2)	51,771	52,390	(1.2)%	(1.3)%	0.1%
Hospital	202,751	179,349	13.0%	(0.9)%	13.9%

Net business unit revenues	618,699	549,000	12.7%	(1.0)%	13.7%
Service	10,816	9,943	8.8%	0.1%	8.7%
Net revenues	$629,515	$558,943	12.6%	(1.0)%	13.6%

(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

(2) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma

Plasma revenue increased 11.0% and 21.8% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Plasma revenue increased 10.7% and 21.7% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and six months ended September 30, 2023 were primarily driven by volume and price.

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

Blood Center

Blood Center revenue decreased 7.6% and 2.8% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Blood Center revenue decreased 5.1% during the three months ended September 30, 2023 as compared with the same period of fiscal 2023 and was flat for the six months ended September 30, 2023 as compared with the same period of fiscal 2023. The decreases during the three and six months ended September 30, 2023 were primarily driven by declines in our Whole Blood business.

Hospital

Hospital revenue increased 13.5% and 13.0% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Hospital revenue increased 14.0% and 13.9% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and six months ended September 30, 2023 were primarily attributable to increased Vascular Closure and Hemostasis Management revenue.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	% Increase	September 30, 2023	October 1, 2022	% Increase
Gross profit	$170,510	$157,878	8.0%	$337,775	$300,141	12.5%
% of net revenues	53.6%	53.1%		53.7%	53.7%

Gross profit increased 8.0% and 12.5% for the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, gross profit increased 10.2% and 14.5% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and six months ended September 30, 2023 were primarily driven by price, volume and geographic and product mix, partially offset by increases in inventory reserves, investments in operations and increased depreciation expense.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022	% Increase/ (Decrease)	September 30, 2023	October 1, 2022	% Increase/ (Decrease)
Research and development	$12,665	$10,896	16.2%	$25,313	$21,798	16.1%
% of net revenues	4.0%	3.7%		4.0%	3.9%
Selling, general and administrative	$104,901	$92,029	14.0%	$198,386	$184,256	7.7%
% of net revenues	33.0%	30.9%		31.5%	33.0%
Amortization of acquired intangible assets	$7,222	$8,221	(12.2)%	$14,695	$16,588	(11.4)%
% of net revenues	2.3%	2.8%		2.3%	3.0%
Impairment of intangible assets	$10,419	$—	n/m	$10,419	$—	n/m
% of net revenues	3.3%	—%		1.7%	—%
Total operating expenses	$135,207	$111,146	21.6%	$248,813	$222,642	11.8%
% of net revenues	42.5%	37.4%		39.5%	39.8%

Research and Development

Research and development expenses increased 16.2% and 16.1% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, research and development expenses increased 15.5% and 15.6% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and six months ended September 30, 2023 were due to increased investments into product innovation across our product portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 14.0% and 7.7% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, selling, general, and administrative expenses increased 13.9% and 7.7% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and six months ended September 30, 2023 were primarily driven by higher investments in sales and marketing, costs associated with the upgrade of our enterprise resource planning system and litigation-related charges, partially offset by operating leverage.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $7.2 million and $14.7 million during the three and six months ended September 30, 2023, respectively, and $8.2 million and $16.6 million during the three and six months ended October 1, 2022, respectively. The decreases were primarily the result of intangible assets that became fully amortized during fiscal 2023.

Impairment of Intangible Assets

We recognized a $10.4 million impairment of intangible assets in the second quarter of fiscal 2024 related to the enicor GmbH acquisition completed in fiscal 2021 within our Hospital business unit.

Interest and Other Expense, Net

Interest and other expenses decreased 56.4% and 58.5% during the three and six months ended September 30, 2023, respectively, as compared with the same periods of fiscal 2023. The decreases were primarily driven by increased interest income on investments due to higher interest rates and foreign currency impact due to market and rate volatility, partially offset by higher interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

For the three and six months ended September 30, 2023, the Company reported income tax expense of $7.9 million and $18.5 million, respectively, representing effective tax rates of 24.1% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2023, includes $0.1 million of discrete tax benefit primarily related to stock compensation windfalls. The effective tax rate for the six months ended September 30, 2023 includes $1.3 million of discrete tax benefit primarily related to stock compensation windfalls.

For the three and six months ended October 1, 2022, the Company reported income tax expense of $7.9 million and $13.5 million, respectively, representing effective tax rates of 19.1% and 20.3%, respectively. The effective tax rate for the three months ended October 1, 2022, include a discrete tax benefit of $0.5 million related to tax rate changes enacted in the quarter and $0.3 million of discrete tax benefit relating to stock compensation windfalls. The effective tax rate for the six months ended October 1, 2022 includes a discrete tax benefit of $0.5 million related to tax rate changes enacted in the period and $0.3 million of discrete tax expense relating to stock compensation shortfalls.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 30, 2023	April 1, 2023
Cash and cash equivalents	$351,005	$284,466
Working capital	$601,529	$517,906
Current ratio	3.3	3.1
Net debt position(1)	$(411,223)	$(481,420)
Days sales outstanding (DSO)	49	53
Inventory turnover	1.8	1.8
(1) Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. In addition to the approximately $253.0 million acquisition of OpSens expected to close by January 2024, our expected cash outlays relate primarily to additional acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases and cash principal and interest payments under our revised credit agreement.

The Company has $500.0 million aggregate principal amount of 0% convertible senior notes due in 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of September 30, 2023.

As of September 30, 2023, we had $351.0 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving credit facility (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. Our Revised Credit Facilities include a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

As of September 30, 2023, $269.5 million was outstanding under the term loan with an effective interest rate of 6.7%. There were no borrowings outstanding on the revolving credit facility. We also had $19.0 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of September 30, 2023. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of September 30, 2023.

The Company has scheduled principal payments of $7.0 million required during the remainder of fiscal 2024.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $95 million and $105 million in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and six months ended September 30, 2023, we incurred $2.0 million and $4.2 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Six Months Ended
(In thousands)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	$118,210	$129,032
Investing activities	(40,396)	(89,282)
Financing activities	(7,770)	(49,081)
Effect of exchange rate changes on cash and cash equivalents(1)	(3,505)	(8,965)
Net change in cash and cash equivalents	$66,539	$(18,296)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $10.8 million during the six months ended September 30, 2023, as compared with the six months ended October 1, 2022. The decrease in cash provided by operating activities was primarily the result of an increase in inventory, partially offset by a decrease in accounts receivable and an increase in net income.

Net cash used in investing activities decreased by $48.9 million during the six months ended September 30, 2023, as compared with the six months ended October 1, 2022. The decrease in cash used in investing activities was primarily the result of lower capital expenditures driven by NexSys PCS device placements that occurred during fiscal 2023 and decreased other investments compared to the six months ended October 1, 2022.

Net cash used in financing activities decreased by $41.3 million during the six months ended September 30, 2023, as compared with the six months ended October 1, 2022, primarily due to share repurchases and higher contingent consideration payments in fiscal 2023, which were partially offset by the draw down on the revolving credit facility during the six months ended October 1, 2022.

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

Foreign Exchange

During the three and six months ended September 30, 2023, 25.7% and 24.8%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

•The potential that the expected strategic benefits and opportunities from the Company’s pending acquisition of OpSens and any other planned or completed acquisitions, divestitures or other strategic investments by the Company may not be realized or may take longer to realize than expected;

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

In October 2023, we entered into a foreign currency option contract in connection with the pending OpSens transaction to mitigate the risk of foreign currency fluctuations. The foreign currency option contract is for the purchase of CAD $345.0 million at a protection rate of CAD $1.3570 to USD $1.00 and expires on January 10, 2024.

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of September 30, 2023, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $2.9 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $3.4 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our Revised Credit Facilities as of September 30, 2023 was $269.5 million with an effective interest rate of 6.7% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.5 million. As of September 30, 2023, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our Credit Facilities from a variable rate to a fixed rate were $217 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of September 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of fiscal 2024, we implemented the first phase of a new global enterprise resource planning (“ERP”) system, which will continue to be implemented in phases through fiscal 2025. The ERP will replace existing financial systems we have historically relied on. As each phase of the implementation occurs, we will reassess our processes and procedures, which may result in changes to our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Trading Arrangement
Name and Title	Action	Date(1)	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(2)	Expiration Date(3)
Josep Llorens, EVP, Global Manufacturing and Supply Chain	Adoption	8/31/2023	X		8,857	8/16/2024
* Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
** Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
(1) Reflects the fully-executed date of each trading arrangement, which may differ from the date of first execution by an officer or director.
(2) The number of shares of common stock sold under each trading arrangement, if any, will be net of shares withheld for applicable tax obligations upon the vesting and/or exercise of covered securities as well as for payment of the exercise price upon the exercise of stock options, which amounts are not yet determinable.

(3) Except as otherwise indicated by footnote, each trading arrangement expires upon the earlier of (a) completion of all authorized transactions thereunder and (b) the expiration date listed above.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1	Haemonetics Corporation Amended and Restated 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2023 and incorporated herein by reference) (1).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Agreement, plan, or arrangement related to the compensation of officers or directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

November 2, 2023	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2023	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)