Form 10-Q
period 2023-12-30
HAEMONETICS CORP
filed 2024-02-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of February 6, 2024: 50,786,117

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenues	$336,250	$305,301	$965,765	$864,244
Cost of goods sold	158,383	146,594	450,123	405,396
Gross profit	177,867	158,707	515,642	458,848
Operating expenses:
Research and development	13,265	12,689	38,578	34,487
Selling, general and administrative	111,713	94,661	310,099	278,917
Amortization of acquired intangible assets	6,911	8,078	21,606	24,666
Impairment of intangible assets	—	—	10,419	—
Total operating expenses	131,889	115,428	380,702	338,070
Operating income	45,978	43,279	134,940	120,778
Interest and other expense, net	(1,949)	(1,055)	(6,489)	(12,001)
Income before provision for income taxes	44,029	42,224	128,451	108,777
Provision for income taxes	12,788	9,280	31,260	22,759
Net income	$31,241	$32,944	$97,191	$86,018

Net income per share - basic	$0.62	$0.65	$1.92	$1.69
Net income per share - diluted	$0.61	$0.64	$1.89	$1.67

Weighted average shares outstanding
Basic	50,768	50,509	50,679	50,896
Diluted	51,445	51,219	51,394	51,487

Comprehensive income	$39,564	$37,400	$103,190	$76,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	December 30, 2023	April 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$193,978	$284,466
Accounts receivable, less allowance for credit losses of $5,725 at December 30, 2023 and $4,932 at April 1, 2023	211,611	179,142
Inventories, net	304,024	259,379
Prepaid expenses and other current assets	55,369	46,735
Total current assets	764,982	769,722
Property, plant and equipment, net	318,665	310,885
Intangible assets, less accumulated amortization of $442,810 at December 30, 2023 and $417,422 at April 1, 2023	429,270	275,771
Goodwill	554,999	466,231
Deferred tax asset	5,070	5,241
Other long-term assets	127,442	106,975
Total assets	$2,200,428	$1,934,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$13,736	$11,784
Accounts payable	56,845	63,929
Accrued payroll and related costs	58,762	64,475
Other current liabilities	132,412	111,628
Total current liabilities	261,755	251,816
Long-term debt	856,849	754,102
Deferred tax liability	62,246	36,195
Other long-term liabilities	76,259	74,715
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,785,040 shares at December 30, 2023 and 50,448,519 shares at April 1, 2023	508	504
Additional paid-in capital	627,094	594,706
Retained earnings	340,099	253,168
Accumulated other comprehensive loss	(24,382)	(30,381)
Total stockholders’ equity	943,319	817,997
Total liabilities and stockholders’ equity	$2,200,428	$1,934,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)	—	(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616
Exercise of stock options	12	—	655	37	—	692
Issuance of restricted stock, net of cancellations	22	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(11)	(64)	—	(75)
Share-based compensation expense	—	—	6,706	—	—	6,706
Net income	—	—	—	24,908	—	24,908
Other comprehensive loss	—	—	—	—	(3,187)	(3,187)
Balance, September 30, 2023	50,740	$507	$616,960	$308,898	$(32,705)	$893,660
Employee stock purchase plan	39	—	2,732	—	—	2,732
Exercise of stock options	4	1	189	(4)	—	186
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Tax withholding on employee equity awards	(1)	—	(4)	(36)	—	(40)
Share-based compensation expense	—	—	7,217	—	—	7,217
Net income	—	—	—	31,241	—	31,241
Other comprehensive income	—	—	—	—	8,323	8,323
Balance, December 30, 2023	50,785	$508	$627,094	$340,099	$(24,382)	$943,319

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	57	—	2,459	—	—	2,459
Exercise of stock options	3	1	126	—	—	127
Issuance of restricted stock, net of cancellations	131	1	(1)	—	—	—
Share-based compensation expense	—	—	5,299	—	—	5,299
Net income	—	—	—	19,877	—	19,877
Other comprehensive loss	—	—	—	—	(6,763)	(6,763)
Balance, July 2, 2022	51,315	$513	$580,359	$222,268	$(32,717)	$770,423
Exercise of stock options	50	1	2,191	—	—	2,192
Shares repurchased	(786)	(8)	(23,891)	(51,101)	—	(75,000)
Issuance of restricted stock, net of cancellations	26	—	—	—	—	—
Share-based compensation expense	—	—	5,735	—	—	5,735
Net income	—	—	—	33,197	—	33,197
Other comprehensive loss	—	—	—	—	(7,538)	(7,538)
Balance, October 1, 2022	50,605	$506	$564,394	$204,364	$(40,255)	$729,009
Employee stock purchase plan	45	—	1,919	—	—	1,919
Shares repurchased	(211)	(2)	13,525	(13,523)	—	—
Exercise of stock options	3	—	160	—	—	160
Issuance of restricted stock, net of cancellations	2	—	—	—	—	—
Share-based compensation expense	—	—	7,491	—	—	7,491
Net income	—	—	—	32,944	—	32,944
Other comprehensive income	—	—	—	—	4,456	4,456
Balance, December 31, 2022	50,444	$504	$587,489	$223,785	$(35,799)	$775,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 30, 2023	December 31, 2022
Cash Flows from Operating Activities:
Net income	$97,191	$86,018
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	69,576	69,453
Share-based compensation expense	20,912	18,525
Impairment of assets	10,419	94
Amortization of deferred financing costs	2,393	1,098
Inventory reserve adjustment	6,904	483
Other non-cash operating activities	(2,430)	160
Change in operating assets and liabilities:
Change in accounts receivable	(27,743)	(24,370)
Change in inventories	(40,721)	34,506
Change in prepaid income taxes	1,730	1,970
Change in other assets and other liabilities	(15,619)	(10,664)
Change in accounts payable and accrued expenses	(4,942)	16,174
Net cash provided by operating activities	117,670	193,447
Cash Flows from Investing Activities:
Capital expenditures	(56,611)	(98,272)
Acquisitions	(243,852)	(2,850)
Proceeds from divestiture	—	850
Proceeds from sale of property, plant and equipment	1,259	7,695
Other investments	(10,129)	(33,205)
Net cash used in investing activities	(309,333)	(125,782)
Cash Flows from Financing Activities:
Term loan borrowings	—	280,000
Term loan redemption	—	(280,000)
Proceeds from revolving facility	110,000	50,000
Payments on revolving facility	—	(50,000)
Repayment of term loan borrowings	(8,750)	(7,875)
Debt issuance costs	—	(1,118)
Share repurchases	—	(75,000)
Contingent consideration payments	(849)	(21,593)
Proceeds from employee stock purchase plan	5,603	4,378
Proceeds from exercise of stock options	1,505	2,479
Cash used to net share settle employee equity awards	(5,885)	—
Other financing activities	35	(32)
Net cash provided by (used in) financing activities	101,659	(98,761)
Effect of exchange rates on cash and cash equivalents	(484)	(4,398)
Net Change in Cash and Cash Equivalents	(90,488)	(35,494)
Cash and Cash Equivalents at Beginning of Period	284,466	259,496
Cash and Cash Equivalents at End of Period	$193,978	$224,002
Supplemental Disclosures of Cash Flow Information:
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$25,171	$77,946
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 30, 2024 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended April 1, 2023.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the nine months ended December 30, 2023.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards to be Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2023-07, Segment Reporting (Topic 280). The new guidance requires public entities to provide expanded disclosures over significant segment expenses and additional disclosures related to the chief operating decision maker. ASC Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is applicable to Haemonetics beginning with the fiscal 2025 Annual Report on Form 10-K. The Company is currently evaluating the impact to its interim and annual report disclosures.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740). ASC Update No. 2023-09 requires public entities to provide detailed income tax disclosures, including rate reconciliations and disaggregated income tax payment information, on an annual basis. The updated guidance is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. ASC Update No. 2023-09 is applicable to Haemonetics beginning with the fiscal 2026 Annual Report on Form 10-K and the Company is currently evaluating the impact to its annual report disclosures.

3. ACQUISITIONS AND STRATEGIC INVESTMENTS

Strategic Investments

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal 2024, the Company has made strategic investments totaling $7.6 million. During fiscal year 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €30 million. The investments in Vivasure include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of the strategic investments during three and nine months ended December 30, 2023.

Acquisition of OpSens, Inc.

On October 10, 2023, the Company announced it had entered into an Arrangement Agreement with OpSens, Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, the Company completed its acquisition of OpSens for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. The Company financed the acquisition through a combination of cash on hand and borrowings under its revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. The most significant open items include the valuation of certain intangible assets and the accounting for income taxes as the Company is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of December 30, 2023, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The purchase price of $243.9 million, net of $10.6 million of cash acquired consists of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	December 12, 2023
Accounts receivable	$5,960
Inventories	11,255
Prepaid expenses and other current assets	2,062
Property, plant and equipment	3,028
Intangible assets	180,500
Goodwill	87,079
Other long-term assets	4,705
Total assets acquired	$294,589
Accounts payable	5,626
Accrued payroll and related costs	1,723
Other liabilities	7,277
Deferred tax liability	30,258
Other long-term liabilities	5,853
Total liabilities assumed	$50,737
Net assets acquired	$243,852

The Company determined the identifiable intangible assets were developed technology, customer contracts and related relationships and trade names. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Developed technology and customer contracts and related relationships were valued using the excess earnings method. Trademarks were valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset. As of December 30, 2023, the valuation of the intangible assets is preliminary as the Company is still gathering information related to the assets’ cash flow projections.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of OpSens, the Company recognized goodwill of $87.1 million based on expected synergies from integration into our Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Developed technology	$121,600	15 years	20.0%
Customer contracts and related relationships	53,900	15 years	18.4%
Trade names	5,000	15 years	20.0%
Total	$180,500

The Company recorded a long-term net deferred tax liability of $30.3 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

Acquisition-Related Costs

The Company incurred $6.6 million of acquisition-related costs for the nine months ended December 30, 2023 in connection with the acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the Condensed Consolidated Statements of Income.

The Company’s condensed consolidated financial statements include the results of OpSens from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition is not material to the Company’s overall financial results.

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

As of December 30, 2023, the Company had $23.5 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 86% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of December 30, 2023 and April 1, 2023, the Company had contract liabilities of $31.1 million and $30.2 million, respectively. During the three and nine months ended December 30, 2023, the Company recognized $4.9 million and $25.4 million of revenue, respectively, that was included in the above April 1, 2023 contract liability balance. Contract liabilities are classified as other current liabilities on the Condensed Consolidated Balance Sheet. As of December 30, 2023 and April 1, 2023, the Company’s contract assets were immaterial.

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

Operating Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $95 million and $105 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended December 30, 2023, the Company incurred $2.6 million and $6.8 million, respectively, of restructuring and restructuring related costs under this program. During the three and nine months ended December 31, 2022, the Company incurred $4.1 million and $10.7 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $74.0 million.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and whole blood inline collection products within the Blood Center business unit, including the associated manufacturing operations and closure of certain other facilities.

The following table summarizes the activity for restructuring reserves related to portfolio rationalization initiatives, the 2020 Program and prior programs for the nine months ended December 30, 2023, substantially all of which relates to employee severance and other employee costs:

(In thousands)	Portfolio Rationalization	2020 Program	Prior Programs	Total
Balance at April 1, 2023	$—	$1,810	$340	$2,150
Costs incurred, net of reversals	7,656	356	31	8,043
Payments	(126)	(1,006)	(58)	(1,190)
Balance at December 30, 2023	$7,530	$1,160	$313	$9,003

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Cost of goods sold	$7,065	$(49)	$7,329	$(226)
Research and development	343	—	343	—
Selling, general and administrative expenses	560	93	371	391
Total	$7,968	$44	$8,043	$165

As of December 30, 2023, the Company had a restructuring liability of $9.0 million, of which approximately $8.7 million is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Plasma	$33	$(50)	$(164)	$(261)
Blood Center	4,546	—	4,546	—
Hospital	2,503	—	2,745	—
Corporate	886	94	916	426
Total	$7,968	$44	$8,043	$165

Restructuring related costs	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Plasma	$72	$241	$315	$989
Blood Center	93	21	166	39
Hospital	251	224	398	424
Corporate	1,987	3,595	5,675	9,180
Total	$2,403	$4,081	$6,554	$10,632

Total restructuring and restructuring related costs	$10,371	$4,125	$14,597	$10,797

6. INCOME TAXES

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate. The Company’s effective tax rate is adversely impacted by non-deductible expenses including executive compensation and transaction costs.

For the three and nine months ended December 30, 2023, the Company reported income tax expense of $12.8 million and $31.3 million, respectively, representing effective tax rates of 29.0% and 24.3%, respectively. The effective tax rate for the nine months ended December 30, 2023 includes $1.1 million of discrete tax benefit, of which $2.6 million relates to stock compensation windfalls, partially offset by other discrete items.

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

The increase in the reported tax rates for the three and nine months ended December 30, 2023, compared to the same periods in fiscal 2023, relates primarily to unfavorable changes in the jurisdictional mix of earnings, research tax credits generated and non-deductible acquisition-related expenses, partially offset by discrete tax benefits from stock compensation windfall deductions.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Basic EPS
Net income	$31,241	$32,944	$97,191	$86,018
Weighted average shares	50,768	50,509	50,679	50,896
Basic income per share	$0.62	$0.65	$1.92	$1.69
Diluted EPS
Net income	$31,241	$32,944	$97,191	$86,018
Basic weighted average shares	50,768	50,509	50,679	50,896
Net effect of common stock equivalents	677	710	715	591
Diluted weighted average shares	51,445	51,219	51,394	51,487
Diluted income per share	$0.61	$0.64	$1.89	$1.67

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For the three and nine months ended December 30, 2023, weighted average shares outstanding, assuming dilution, excludes the impact of 0.6 million anti-dilutive shares for both periods. For the three and nine months ended December 31, 2022, weighted average shares outstanding, assuming dilution, excludes the impact and 0.4 million and 0.7 million anti-dilutive shares, respectively.

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

In fiscal 2023, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement entered into with Citibank N.A. in August 2022. As of December 30, 2023, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	December 30, 2023	April 1, 2023
Raw materials	$135,057	$115,016
Work-in-process	18,374	12,572
Finished goods	150,593	131,791
Total inventories	$304,024	$259,379

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of December 30, 2023, the Company has recorded charges of $4.3 million related to inventory.

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	December 30, 2023	April 1, 2023
Land	$5,573	$5,358
Building and building improvements	119,024	127,634
Plant equipment and machinery	200,154	194,539
Office equipment and information technology	129,488	123,611
Haemonetics equipment	480,083	463,706
Construction in progress	44,969	29,367
Total	979,291	944,215
Less: accumulated depreciation	(660,626)	(633,330)
Property, plant and equipment, net	$318,665	$310,885

During the three and nine months ended December 30, 2023, depreciation expense was $14.2 million and $41.1 million, respectively. During the three and nine months ended December 31, 2022, depreciation expense was $13.1 million and $37.7 million, respectively.

Beginning in the second quarter of fiscal 2024, $4.3 million of the Company’s property, plant and equipment met held for sale accounting criteria and was reclassed to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2024 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of April 1, 2023	$29,043	$33,855	$403,333	$466,231
Acquisitions	—	—	87,079	87,079
Currency translation	—	(140)	1,829	1,689
Carrying amount as of December 30, 2023	$29,043	$33,715	$492,241	$554,999

The gross carrying amount of intangible assets and the related accumulated amortization as of December 30, 2023 and April 1, 2023 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of December 30, 2023
Amortizable:
Patents	$18,504	$11,562	$6,942
Capitalized software	84,443	67,169	17,274
Other developed technology	474,406	169,844	304,562
Customer contracts and related relationships	258,720	188,977	69,743
Trade names	14,662	5,258	9,404
Total	$850,735	$442,810	$407,925
Non-amortizable:
In-process software development	$3,877
In-process research and development	13,667
In-process patents	3,801
Total	$21,345

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 1, 2023
Amortizable:
Patents	$18,504	$10,831	$7,673
Capitalized software	78,962	60,776	18,186
Other developed technology	362,506	153,099	209,407
Customer contracts and related relationships	203,240	187,774	15,466
Trade names	9,508	4,942	4,566
Total	$672,720	$417,422	$255,298
Non-amortizable:
In-process software development	$3,841
In-process research and development	13,667
In-process patents	2,965
Total	$20,473

During the third quarter of fiscal 2024, the Company acquired OpSens and recorded $121.6 million of developed technology, $53.9 million of customer contracts and related relationships and $5.0 million of trade names based on our preliminary purchase accounting valuation. Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding the acquisition.

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

During the three and nine months ended December 30, 2023, amortization expense was $9.3 million and $28.5 million, respectively. During the three and nine months ended December 31, 2022, amortization expense was $10.4 million and $31.7 million, respectively.

Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Remainder of Fiscal 2024	$12,211
Fiscal 2025	$42,010
Fiscal 2026	$36,583
Fiscal 2027	$34,610
Fiscal 2028	$32,839

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

During third quarter of fiscal 2024, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of December 30, 2023 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of December 30, 2023, the $500.0 million principal balance was netted down by the $5.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $494.1 million. Interest expense related to the 2026 Notes was $0.7 million and $2.0 million for the three and nine months ended December 30, 2023, respectively, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

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

At December 30, 2023, $266.0 million was outstanding under the term loan with an effective interest rate of 6.8%. The Company has scheduled principal payments of $14.0 million required during the 12 months following December 30, 2023. During the third quarter of fiscal 2024 in connection with the acquisition of OpSens, the Company borrowed $110.0 million under the revolving credit facility, with an effective interest rate of 6.7%, which remains outstanding as of December 30, 2023. The Company also had $20.1 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 30, 2023.

The Company was in compliance with the leverage and interest coverage ratios specified in the Revised Credit Facilities as well as all other bank covenants as of December 30, 2023.

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 30, 2023, 25.4% and 25.0%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of December 30, 2023 and April 1, 2023 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $20.5 million as of December 30, 2023 and $51.8 million as of April 1, 2023. At December 30, 2023, a gain of $2.0 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of December 30, 2023 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $38.1 million as of December 30, 2023 and $44.7 million as of April 1, 2023.

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

The Company held the following interest rate swaps as of December 30, 2023:

Hedged Item	Original Notional Amount	Notional Amount as of December 30, 2023	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	109,900	107,800	9/23/2022	6/15/2023	6/15/2025	4.08%	372
1-month USD Term SOFR	109,900	106,400	9/23/2022	6/15/2023	6/15/2025	4.15%	302
Total	$219,800	$214,200					$674

For the nine months ended December 30, 2023, the Company recorded a gain of $1.3 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Beginning balance	$5,044	$2,495	$4,932	$2,475
Credit loss	653	224	833	429
Recoveries (Write-offs)	28	19	(40)	(166)
Ending balance	$5,725	$2,738	$5,725	$2,738

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended December 30, 2023:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$1,992	$(2,745)	Net revenues, COGS and SG&A	$1,222	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$1,363	Interest and other expense, net
Designated interest rate swaps, net of tax	$1,312	$2	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 30, 2023 or April 1, 2023. As of December 30, 2023, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 30, 2023, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of December 30, 2023 and April 1, 2023:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		December 30, 2023	April 1, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$668	$1,401
Non-designated foreign currency hedge contracts	Other current assets	177	302
Designated interest rate swaps	Other current assets	1,146	1,110
		$1,991	$2,813
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$18	$24
Non-designated foreign currency hedge contracts	Other current liabilities	179	58
Designated interest rate swaps	Other long-term liabilities	472	1,807
		$669	$1,889

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 30, 2023 and April 1, 2023.

	As of December 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$7,583	$—	$—	$7,583
Designated foreign currency hedge contracts	—	668	—	668
Non-designated foreign currency hedge contracts	—	177	—	177
Designated interest rate swaps	—	1,146	—	1,146
	$7,583	$1,991	$—	$9,574
Liabilities
Designated foreign currency hedge contracts	$—	$18	$—	$18
Non-designated foreign currency hedge contracts	—	179	—	179
Designated interest rate swaps	—	472	—	472
	$—	$669	$—	$669

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,341	$—	$—	$132,341
Designated foreign currency hedge contracts	—	1,401	—	1,401
Non-designated foreign currency hedge contracts	—	302	—	302
Designated interest rate swaps	—	1,110	—	1,110
	$132,341	$2,813	$—	$135,154
Liabilities
Designated foreign currency hedge contracts	$—	$24	$—	$24
Non-designated foreign currency hedge contracts	—	58	—	58
Designated interest rate swaps	—	1,807	—	1,807
Contingent consideration	—	—	863	863
	$—	$1,889	$863	$2,752

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

Other Fair Value Disclosures

The Term Loan, which is carried at amortized cost, accounts receivable and accounts payable approximate fair value. The fair value of the 2026 Notes as of December 30, 2023 was $445.2 million, which was determined by using the market price on the last trading day of the reporting period.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022. On January 12, 2024, the Company entered into an agreement with the individual plaintiffs in the qui tam case that provides for settlement of certain unrelated employment matters and releases those individuals’ claims. The Company previously recorded a loss contingency for these matters and did not record any adjustments during the third quarter of fiscal 2024. On January 16, 2024, the relators in the qui tam case filed a stipulation of dismissal of their claims against the Company. The court dismissed the qui tam claims with prejudice as to the relators and without prejudice as to the government.

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter. In the third quarter of fiscal 2024, the parties requested preliminary court approval of a final settlement agreement and the Company recorded an immaterial additional loss contingency related to settlement administration, resulting in a total accrual of $8.8 million within Other current liabilities in its Condensed Consolidated Balance Sheets.

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of December 30, 2023, the Company has recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. The Company continues to evaluate the impact of this recall and may record additional incremental charges in future periods.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Derivatives	Total
Balance as of April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
Other comprehensive income (loss) before reclassifications(1)	5,438	—	3,304	8,742
Amounts reclassified from accumulated other comprehensive income(1)	—	—	(2,743)	(2,743)
Net current period other comprehensive income (loss)	5,438	—	561	5,999
Balance as of December 30, 2023	$(28,497)	$4,075	$40	$(24,382)
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

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net revenues
Plasma	$146,718	$136,574	$426,948	$368,504
Blood Center	71,615	76,827	207,833	219,052
Hospital	113,794	93,889	316,688	275,635
Net revenues by business unit	332,127	307,290	951,469	863,191
Service (1)	5,586	5,372	16,395	15,918
Effect of exchange rates	(1,463)	(7,361)	(2,099)	(14,865)
Net revenues	$336,250	$305,301	$965,765	$864,244
(1) Reflects revenue for service, maintenance and parts

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Segment operating income
Plasma	$80,450	$76,365	$234,190	$203,098
Blood Center	27,654	35,005	81,244	102,710
Hospital	49,355	37,557	132,132	110,762
Segment operating income	157,459	148,927	447,566	416,570
Corporate expenses (1)	(83,694)	(93,501)	(234,753)	(261,854)
Effect of exchange rates	(401)	3,581	(879)	9,775
Amortization of acquired intangible assets	(6,911)	(8,078)	(21,606)	(24,666)
Integration and transaction costs	(4,869)	(287)	(7,768)	425
Restructuring costs	(7,968)	(44)	(8,043)	(165)
Restructuring related costs	(2,403)	(4,081)	(6,554)	(10,632)
Digital transformation costs	(3,415)	—	(10,712)	—
Impairment of assets and PCS2 related charges	(210)	2	(621)	269
MDR and IVDR costs	(1,433)	(2,483)	(4,587)	(8,175)
Litigation-related charges	(177)	(757)	(6,684)	(1,151)
Impairment of intangible assets	—	—	(10,419)	—
Gains on divestiture	—	—	—	382
Operating income	$45,978	$43,279	$134,940	$120,778
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Plasma	$146,805	$135,461	$427,315	$365,735

Apheresis	50,666	52,398	151,380	152,287
Whole Blood	19,814	20,964	54,538	60,452
Blood Center	70,480	73,362	205,918	212,739

Interventional Technologies(1)	43,007	32,154	119,169	91,297
Hemostasis Management	41,423	34,921	116,241	102,737
Other(2)	28,989	24,485	80,760	76,875
Hospital	113,419	91,560	316,170	270,909

Net business unit revenues	330,704	300,383	949,403	849,383
Service	5,546	4,918	16,362	14,861
Net revenues	$336,250	$305,301	$965,765	$864,244
(1) Interventional Cardiology includes Vascular Closure and Sensor Guided Technologies product lines of the Hospital business unit.
(2) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
United States	$250,804	$224,104	$724,222	$617,824
Japan	14,825	15,552	41,609	44,559
Europe	37,035	39,105	115,088	121,412
Rest of Asia	30,935	25,454	80,710	77,739
Other	2,651	1,086	4,136	2,710
Net revenues	$336,250	$305,301	$965,765	$864,244

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, plasma donor management software and anticoagulant and saline sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital”, which is comprised of Hemostasis Management, Interventional Technologies, Cell Salvage and Transfusion Management products, includes devices and methodologies for measuring coagulation characteristics of blood, vascular closure devices, sensor guided technologies, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Acquisition of OpSens, Inc.

On October 10, 2023, the Company announced it had entered into an Arrangement Agreement with OpSens, Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, the Company completed its acquisition of OpSens for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. The Company financed the acquisition through a combination of cash on hand and borrowings under the revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and whole blood inline collection products within the Blood Center business unit, including the associated manufacturing operations and closure of certain other facilities. These product rationalization initiatives have not materially impacted the third quarter of fiscal 2024 results and we do not expect a material impact for the remainder of fiscal 2024.

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 30, 2023	December 31, 2022	% Increase/ (Decrease)	December 30, 2023	December 31, 2022	% Increase/ (Decrease)
Net revenues	$336,250	$305,301	10.1%	$965,765	$864,244	11.7%
Gross profit	$177,867	$158,707	12.1%	$515,642	$458,848	12.4%
% of net revenues	52.9%	52.0%		53.4%	53.1%
Operating expenses	$131,889	$115,428	14.3%	$380,702	$338,070	12.6%
Operating income	$45,978	$43,279	6.2%	$134,940	$120,778	11.7%
% of net revenues	13.7%	14.2%		14.0%	14.0%
Interest and other expense, net	$(1,949)	$(1,055)	84.7%	$(6,489)	$(12,001)	(45.9)%
Income before provision for income taxes	$44,029	$42,224	4.3%	$128,451	$108,777	18.1%
Provision for income taxes	$12,788	$9,280	37.8%	$31,260	$22,759	37.4%
% of pre-tax income	29.0%	22.0%		24.3%	20.9%
Net income	$31,241	$32,944	(5.2)%	$97,191	$86,018	13.0%
% of net revenues	9.3%	10.8%		10.1%	10.0%
Net income per share - basic	$0.62	$0.65	(4.6)%	$1.92	$1.69	13.6%
Net income per share - diluted	$0.61	$0.64	(4.7)%	$1.89	$1.67	13.2%

Net revenues increased 10.1% and 11.7% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, net revenues increased 10.3% and 12.4% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price benefits, drove the overall increase in revenue during the three and nine months ended December 30, 2023.

Operating income increased 6.2% and 11.7% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were primarily due to increased revenues in Plasma and Hospital as well as operating leverage, partially offset by continuous growth investments, portfolio rationalization initiatives, transaction costs in connection with the OpSens acquisition and digital transformation costs related to the upgrade of our enterprise resource planning system.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 30, 2023	December 31, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$250,804	$224,104	11.9%	—%	11.9%
International	85,446	81,197	5.2%	(0.7)%	5.9%
Net revenues	$336,250	$305,301	10.1%	(0.2)%	10.3%

	Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	Reported growth	Currency impact	Constant currency growth (1)
United States	$724,222	$617,824	17.2%	—%	17.2%
International	241,543	246,420	(2.0)%	(2.3)%	0.3%
Net revenues	$965,765	$864,244	11.7%	(0.7)%	12.4%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During the three and nine months ended December 30, 2023 our revenue generated outside the U.S. was 25.4% and 25.0% of total net revenues, respectively, as compared with 26.6% and 28.5%, respectively, during the three and nine months ended December 31, 2022. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 30, 2023	December 31, 2022	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$146,805	$135,461	8.4%	0.3%	8.1%

Apheresis	50,666	52,398	(3.3)%	(1.9)%	(1.4)%
Whole Blood	19,814	20,964	(5.5)%	0.1%	(5.6)%
Blood Center	70,480	73,362	(3.9)%	(1.3)%	(2.6)%

Interventional Technologies(2)	43,007	32,154	33.8%	(0.2)%	34.0%
Hemostasis Management	41,423	34,921	18.6%	0.1%	18.5%
Other(3)	28,989	24,485	18.4%	0.4%	18.0%
Hospital	113,419	91,560	23.9%	0.1%	23.8%

Net business unit revenues	330,704	300,383	10.1%	(0.2)%	10.3%
Service	5,546	4,918	12.8%	1.9%	10.9%
Net revenues	$336,250	$305,301	10.1%	(0.2)%	10.3%

	Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$427,315	$365,735	16.8%	0.1%	16.7%

Apheresis	151,380	152,287	(0.6)%	(3.0)%	2.4%
Whole Blood	54,538	60,452	(9.8)%	(0.7)%	(9.1)%
Blood Center	205,918	212,739	(3.2)%	(2.3)%	(0.9)%

Interventional Technologies(2)	119,169	91,297	30.5%	(0.2)%	30.7%
Hemostasis Management	116,241	102,737	13.1%	(0.7)%	13.8%
Other(3)	80,760	76,875	5.1%	(0.7)%	5.8%
Hospital	316,170	270,909	16.7%	(0.6)%	17.3%

Net business unit revenues	949,403	849,383	11.8%	(0.7)%	12.5%
Service	16,362	14,861	10.1%	0.7%	9.4%
Net revenues	$965,765	$864,244	11.7%	(0.7)%	12.4%

(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

(2)Interventional Cardiology includes Vascular Closure and Sensor Guided Technologies product lines of the Hospital business unit.
(3)Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma

Plasma revenue increased 8.4% and 16.8% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Plasma revenue increased 8.1% and 16.7% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were primarily driven by volume and price.

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

Blood Center

Blood Center revenue decreased 3.9% and 3.2% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Blood Center revenue decreased 2.6% and 0.9% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The decreases during the three and nine months ended December 30, 2023 were primarily driven by declines in our Whole Blood business.

Hospital

Hospital revenue increased 23.9% and 16.7% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, Hospital revenue increased 23.8% and 17.3% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were primarily attributable to increased Interventional Technologies and Hemostasis Management revenue, as well as moderate increases in revenue in our Transfusion Management business.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	% Increase	December 30, 2023	December 31, 2022	% Increase
Gross profit	$177,867	$158,707	12.1%	$515,642	$458,848	12.4%
% of net revenues	52.9%	52.0%		53.4%	53.1%

Gross profit increased 12.1% and 12.4% for the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, gross profit increased 15.3% and 14.8% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were primarily driven by volume, mix and price, partially offset by portfolio rationalization initiatives, continuous growth investments and higher depreciation expense.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022	% Increase/ (Decrease)	December 30, 2023	December 31, 2022	% Increase/ (Decrease)
Research and development	$13,265	$12,689	4.5%	$38,578	$34,487	11.9%
% of net revenues	3.9%	4.2%		4.0%	4.0%
Selling, general and administrative	$111,713	$94,661	18.0%	$310,099	$278,917	11.2%
% of net revenues	33.2%	31.0%		32.1%	32.3%
Amortization of acquired intangible assets	$6,911	$8,078	(14.4)%	$21,606	$24,666	(12.4)%
% of net revenues	2.1%	2.6%		2.2%	2.9%
Impairment of intangible assets	$—	$—	n/m	$10,419	$—	n/m
% of net revenues	—%	—%		1.1%	—%
Total operating expenses	$131,889	$115,428	14.3%	$380,702	$338,070	12.6%
% of net revenues	39.2%	37.8%		39.4%	39.1%

Research and Development

Research and development expenses increased 4.5% and 11.9% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, research and development expenses increased 4.1% and 11.4% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were due to increased investments into product innovation across our product portfolio.

Selling, General and Administrative

Selling, general and administrative expenses increased 18.0% and 11.2% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. Without the effects of foreign exchange, selling, general, and administrative expenses increased 17.6% and 11.1% during the three and nine months ended December 30, 2023, respectively, as compared with the same periods of fiscal 2023. The increases during the three and nine months ended December 30, 2023 were primarily driven by higher investments in sales and marketing, transaction costs and costs associated with the upgrade of our enterprise resource planning system, partially offset by operating leverage.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $6.9 million and $21.6 million during the three and nine months ended December 30, 2023, respectively, and $8.1 million and $24.7 million during the three and nine months ended December 31, 2022, respectively. The decreases were primarily the result of intangible assets that became fully amortized during fiscal 2023.

Impairment of Intangible Assets

We recognized a $10.4 million impairment of intangible assets in the second quarter of fiscal 2024 related to the enicor GmbH acquisition completed in fiscal 2021 within our Hospital business unit.

Interest and Other Expense, Net

Interest and other expenses increased 84.7% during the three months ended December 30, 2023 and decreased 45.9% during the nine months ended December 30, 2023, as compared with the same periods of fiscal 2023. The increases during three months ended December 30, 2023 were driven by foreign currency impact due to market and rate volatility and higher interest incurred on our term loan, partially offset by interest income on investments due to higher interest rates. The decreases during the nine months ended December 30, 2023 were primarily driven by increased interest income on investments due to higher interest rates and foreign currency impact due to market and rate volatility, partially offset by higher interest incurred on our term loan.

Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate. Our effective tax rate is adversely impacted by non-deductible expenses including executive compensation and transaction costs.

For the three and nine months ended December 30, 2023, the Company reported income tax expense of $12.8 million and $31.3 million, respectively, representing effective tax rates of 29.0% and 24.3%, respectively. The effective tax rate for the nine months ended December 30, 2023 includes $1.1 million of discrete tax benefit, of which $2.6 million relates to stock compensation windfalls, partially offset by other discrete items.

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

The increase in the reported tax rates for the three and nine months ended December 30, 2023, compared to the same periods in fiscal 2023, relates primarily to unfavorable changes in the jurisdictional mix of earnings, research tax credits generated and non-deductible acquisition-related expenses, partially offset by discrete tax benefits from stock compensation windfall deductions.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 30, 2023	April 1, 2023
Cash and cash equivalents	$193,978	$284,466
Working capital	$503,227	$517,906
Current ratio	2.9	3.1
Net debt position(1)	$(676,607)	$(481,420)
Days sales outstanding (DSO)	57	53
Inventory turnover	1.8	1.8
(1) Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, portfolio rationalization initiatives and cash principal and interest payments under our revised credit agreement.

The Company has $500.0 million aggregate principal amount of 0% convertible senior notes due in 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of December 30, 2023.

As of December 30, 2023, we had $194.0 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving credit facility (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. Our Revised Credit Facilities include a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility. Loans under the Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Revised Credit Facilities mature on June 15, 2025. The principal amount of the term loan under the Revised Credit Facilities is repayable quarterly through the maturity date at a rate of 2.5% for the first year and 5% thereafter, with the unpaid balance due at maturity.

As of December 30, 2023, $266.0 million was outstanding under the term loan with an effective interest rate of 6.8%. During the third quarter of fiscal 2024 in connection with the acquisition of OpSens, the Company borrowed $110.0 million under the revolving credit facility, with an effective interest rate of 6.7%, which remains outstanding as of December 30, 2023. We also had $20.1 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of December 30, 2023. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of December 30, 2023.

The Company has scheduled principal payments of $3.5 million required during the remainder of fiscal 2024.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $95 million and $105 million in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and nine months ended December 30, 2023, we incurred $2.6 million and $6.8 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Nine Months Ended
(In thousands)	December 30, 2023	December 31, 2022
Net cash provided by (used in):
Operating activities	$117,670	$193,447
Investing activities	(309,333)	(125,782)
Financing activities	101,659	(98,761)
Effect of exchange rate changes on cash and cash equivalents(1)	(484)	(4,398)
Net change in cash and cash equivalents	$(90,488)	$(35,494)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $75.8 million during the nine months ended December 30, 2023, as compared with the nine months ended December 31, 2022. The decrease in cash provided by operating activities was primarily the result of an increase in inventory due to replenishment of NexSys devices and decreases in accounts payable and accrued expenses, partially offset by an increase in net income.

Net cash used in investing activities increased by $183.6 million during the nine months ended December 30, 2023, as compared with the nine months ended December 31, 2022. The increase in cash used in investing activities was primarily the result of the acquisition of OpSens, partially offset by lower capital expenditures driven by NexSys PCS device placements that occurred during fiscal 2023 and decreased cash outflows for other investments compared to the nine months ended December 31, 2022.

Net cash provided by financing activities increased by $200.4 million during the nine months ended December 30, 2023, as compared with the nine months ended December 31, 2022, primarily due to the borrowing under the revolving credit facility during the third quarter of fiscal 2024 in connection with the OpSens acquisition, as well as the share repurchases and higher contingent consideration payments in fiscal 2023.

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

Foreign Exchange

During the three and nine months ended December 30, 2023, 25.4% and 25.0%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

Since our foreign currency denominated Yen, Euro and Yuan sales exceed the foreign currency denominated costs, whenever the U.S. Dollar strengthens relative to the Yen, Euro or Yuan, there is an adverse effect on our results of operations and, conversely, whenever the U.S. Dollar weakens relative to the Yen, Euro or Yuan, there is a positive effect on our results of operations. For Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit our primary cash flows relate to product costs or costs and expenses of local operations. Whenever the U.S. Dollar strengthens relative to these foreign currencies, there is a positive effect on our results of operations. Conversely, whenever the U.S. Dollar weakens relative to these currencies, there is an adverse effect on our results of operations.

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

Recent Accounting Pronouncements

Standards to be Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2023-07, Segment Reporting (Topic 280). The new guidance requires public entities to provide expanded disclosures over significant segment expenses and additional disclosures related to the chief operating decision maker. ASC Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is applicable to Haemonetics beginning with the fiscal 2025 Annual Report on Form 10-K. The Company is currently evaluating the impact to its interim and annual report disclosures.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740). ASC Update No. 2023-09 requires public entities to provide detailed income tax disclosures, including rate reconciliations and disaggregated income tax payment information, on an annual basis. The updated guidance is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. ASC Update No. 2023-09 is applicable to Haemonetics beginning with the fiscal 2026 Annual Report on Form 10-K and the Company is currently evaluating the impact to its annual report disclosures.

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

•Disruptions to the continuity, availability and pricing of plastic and other raw materials, finished goods and components used in the manufacturing of our products (including those purchased from sole-source suppliers) and the related continuity of our manufacturing, sterilization, supply chain and distribution operations, including disruptions caused by natural disasters, extreme weather and other conditions caused by or related to climate change, labor strikes, terrorism acts, cyber incidents or other adverse events;

•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Operational Excellence Program;

•The potential that the expected strategic benefits and opportunities from the Company’s acquisition of OpSens and any other planned or completed acquisitions, divestitures or other strategic investments by the Company may not be realized or may take longer to realize than expected;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of December 30, 2023, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $2.2 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $2.7 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our term loan as of December 30, 2023 was $266.0 million with an effective interest rate of 6.8% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.5 million. In addition, as of December 30, 2023, there was $110.0 million outstanding on our revolving credit facility with an effective interest rate of 6.7%, also based on prevailing Term SOFR Rates. As of December 30, 2023, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our Credit Facilities from a variable rate to a fixed rate were $214.2 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 30, 2023, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

Trading Arrangement
Name and Title	Action	Date(1)	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(2)	Expiration Date(3)
Michelle L. Basil, EVP, General Counsel	Adoption	12/14/2023	X		17,567(4)	8/15/2024
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
(4) Includes 12,374 shares subject to a performance share unit (“PSU”) award previously granted to Ms. Basil on May 18, 2021. The actual number of shares to be earned under the PSU award, and subject to sale under this trading arrangement, may range from 0% to a maximum of 200% of the target award depending upon the Company’s total shareholder return relative to the components of the S&P MidCap 400 index during a three-year performance period from May 18, 2021 to May 17, 2024.

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1	Arrangement Agreement, dated as of October 10, 2023, by and among the Company, OpSens Inc. and 9500-7704 Quebec Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).

10.2	Form of Voting and Support Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).

10.3*	Sixth Amendment to Lease dated February 21, 2000, made as of December 13, 2023, by and between Santa Maria Industrial Partners, L.P. (as successor to the lease), Haemonetics Mexico Manufacturing, S. de R.L. de C.V. and the Company, in its capacity as guarantor, for property located in Tijuana, Mexico (1).

10.4*	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (1).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*	The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended July 2, 2022 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

February 8, 2024	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 8, 2024	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)