Form 10-K
period 2024-03-30
HAEMONETICS CORP
filed 2024-05-20
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $4,511,044,826 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 15, 2024 was 50,841,442.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical technology solutions that improve the quality, effectiveness and efficiency of care. We challenge ourselves to think big and make new possibilities a reality, so that our customers can make it matter for patients, every single day. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital” is comprised of Interventional Technologies, which includes vascular closure devices and sensor-guided technologies, and Blood Management Technologies, which includes devices and methodologies for measuring coagulation characteristics of blood, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software. Financial information concerning these segments is provided in Note 18, Segment and Enterprise-Wide Information, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Over the last 20 years, the collection of source plasma has increasingly been performed by vertically integrated biopharmaceutical companies such as CSL Limited (together with its affiliates, “CSL”), Grifols S.A., Octapharma AG and Takeda’s BioLife Plasma subsidiary. With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation through fractionation to the production of the final pharmaceutical product.

Demand for source plasma has continued to grow because of an expanding end user market for plasma-derived biopharmaceuticals. In particular, therapies that require a significant quantity of plasma to create have fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this collection growth has occurred in the United States with U.S. produced plasma now meeting an increasing percentage of plasma volume demand worldwide. U.S. regulations are more favorable relative to other markets for plasma collectors. The frequency an individual may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all more favorable to efficient operations and output, leading to approximately two-thirds of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought revisions to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation, and remuneration, but updates have been limited and no significant short-term changes are foreseen in the prevalence of U.S. collections.
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

Our NexSys PCS with YES® Technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our NexSys PCS with proprietary Persona® Technology. NexSys PCS with Persona Technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor’s body composition, and enables a 9% to 12% average increase in plasma volume per donation, based on our PCS2 baseline device, software configuration and donor population. The new, proprietary Persona Technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting our Plasma customers. In addition, during fiscal 2024, we received FDA clearance for advancements to NexSys PCS including a new plasma collection bowl and new Express Plus® technology engineered to reduce procedure time. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.
We have entered into agreements with all U.S. customers to adopt NexSys PCS somewhere in their global collection network and we provide ongoing support of NexSys PCS devices and NexLynk DMS donor management software for these Plasma customers.
Our Plasma business unit represented 43.2%, 42.5% and 35.4% of our total revenue in fiscal 2024, 2023 and 2022, respectively.
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
Our Blood Center business unit represented 21.1%, 24.0% and 30.1% of our total revenue in fiscal 2024, 2023 and 2022, respectively.

•Hospital

Hospitals are called upon to provide the highest standard of patient care while at the same time reduce operating costs. Haemonetics’ Hospital business has two distinct franchises, Interventional Technologies, which includes Vascular Closure and Sensor Guided Technologies, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management. The Sensor-Guided Technologies product line was acquired as part of the OpSens Inc. transaction in December 2023. Both franchises have a leading market position and a mission of helping hospitals and clinicians provide the highest standard of patient care while at the same time reducing operating and procedural costs and helping decision makers in hospitals optimize blood acquisition, storage and usage in critical settings.

Interventional Technologies:

Vascular Closure
Vascular Closure Market — Catheter-based, minimally invasive alternatives to open surgery have transformed cardiovascular medicine. The majority of these procedures gain access to the vascular system through the femoral artery or vein. These access sites in the vessel require closure post procedure. Even with the major advances in technology over the last 40 years, the most common complications in coronary and peripheral procedures are still related to the access site. Manual compression, the traditional standard of care, involves the application of pressure in order to facilitate the formation of a blood clot at the access site. Vascular closure devices improve upon manual compression by rapidly closing the access site and facilitating more efficient workflow for both the coronary and peripheral markets but also the rapidly growing structural heart and electrophysiology markets.
Vascular Closure Products — The VASCADE® technology platform was developed to address the limitations of manual compression and existing vascular closure devices. Our VASCADE family of products consists of two devices, VASCADE and VASCADE MVP®, which share a common, innovative technology that features a simple, catheter-based delivery system and leverages the natural clot-inducing properties of collagen. This novel design significantly reduces access site complications, increases patient satisfaction and improves hospital workflow metrics that, in turn, drive economic benefits and cost savings. Our Vascular Closure devices address the growing number of catheter-based coronary, structural heart, peripheral and electrophysiology procedures that require vascular access site closure each year.

Designed around an easy to use, catheter-based delivery system and the natural clot-inducing properties of collagen, our VASCADE product is the only marketed vascular closure device clinically proven to both increase workflow efficiency and reduce access site complications relative to manual compression for coronary and peripheral procedures. Similarly, our VASCADE MVP device is the first marketed vascular closure device clinically proven in a prospective, multi-center, randomized clinical trial, to improve workflow relative to manual compression for electrophysiology procedures. Importantly, these improvements drive meaningful cost savings for hospitals, ambulatory surgery centers and other treatment facilities. VASCADE MVP is the first vascular closure device to receive a FDA indication for same-day discharge following atrial fibrillation ablation.

Sensor Guided Technologies Market — Coronary guidewires facilitate the delivery and positioning of interventional devices through the catheters. These guidewires are thin and flexible, allowing surgeons to navigate coronary arteries and can also assist in the diagnosis of certain heart conditions.

Sensor Guided Technologies Products — The OptoWire® is a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. The OptoWire utilizes Fidela™, a patented 2nd generation fiber optic sensor, which is designed to provide the lowest drift in the industry with consistent and repeatable measurements.

The SavvyWire®, which was recently introduced to the medical device market in 2022, is a sensor-guided 3-in-1 guidewire for transcatheter aortic valve replacement (TAVR) procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients. Prior to the SavvyWire, innovations in TAVR were generally centered on valves and deliver systems, whereas the SavvyWire is a wire-based solution that serves as a guide-wire, delivers accurate hemodynamic measurement and display, and is designed for efficient left ventricular (LV) pacing without the need for adjunct devices or venous access.

Blood Management Technologies:

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
Hemostasis Management Products — Our portfolio of hemostasis diagnostic systems enables clinicians to assess holistically the coagulation status of a patient at the point-of-care or laboratory setting. We have four viscoelastic testing systems that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG® 5000 hemostasis analyzer system, the TEG 6s hemostasis analyzer system, the HAS-100 hemostasis analyzer system and the HAS-300 hemostasis analyzer system. The TEG and HAS platforms utilize thromboelastography, providing a method of testing the efficiency of blood coagulation using whole blood samples.

Each hemostasis diagnostic system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG 5000 and TEG 6S analyzers throughout the hospital, providing clinicians with remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. We continue to pursue a broader set of indications for TEG 6s in the U.S. In fiscal 2024, we received FDA clearance for a new TEG 6s Global Hemostasis-HN assay cartridge. This new cartridge extends Haemonetics' TEG 6s viscoelastic testing capabilities to serve fully heparinized patients in adult cardiovascular surgeries/procedures and liver transplantation in both laboratory and point-of-care settings. The HAS-100 and HAS-300 devices are currently commercialized in China.

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

Our Hospital business unit represented 34.0%, 31.8% and 32.5% of our total revenue in fiscal 2024, 2023 and 2022, respectively.

The Company also has revenue associated with certain services, maintenance and parts, representing approximately 1.7%, 1.7% and 2.0% of our total revenue in fiscal 2024, 2023 and 2022, respectively.

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

Research and Development

Our research and development centers in North America ensure that protocol variations are incorporated to closely match local customer requirements. In addition, Haemonetics maintains software development operations in Canada. Customer collaborations are also an important part of our technical strength and competitive advantage. These collaborations with customers and transfusion experts provide us with ideas for new products and applications, enhanced protocols and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

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

In fiscal 2024, research and development resources were allocated to support innovation across our product portfolio. During fiscal 2024, we received FDA clearance for advancements to NexSys PCS including a new plasma collection bowl and new Express Plus® technology engineered to reduce procedure time. We also received FDA clearance for a new TEG 6s Global Hemostasis-HN assay cartridge in fiscal 2024, which extends the system’s viscoelastic testing capabilities to serve fully heparinized patients in adult cardiovascular surgeries/procedures and liver transplantation in both laboratory and point-of-care settings. Additionally, we have continued to make investments related to our next generation plasma collection and software systems, the European Medical Device Regulation and In Vitro Diagnostic Regulation and our Hemostasis Management product line.

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

We hold numerous patents in North America and have applied for numerous additional U.S. patents relating to our products and related technologies. We also own or have applied for corresponding patents in selected foreign countries. These patents cover certain elements of our products and processes, including protocols employed in our equipment and aspects of certain of our disposables. Our patents may cover current products, products in markets we plan to enter, or products in markets we plan to license to others. Certain patents may also be defensive in that they are directed to technologies not currently embodied in our current products. We also may license patent rights from third parties that cover technologies that we use or plan to use in our business.

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

We are engaged in intellectual property litigation as described in Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, and we may be notified in the future of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements. There is a risk in these situations that no license will be available or that a license will not be available on reasonable terms. Alternatively, we may decide or be required to litigate such claims. A successful claims against us may require us to remove the alleged infringing product from the market or to design around the third party’s patent, potentially resulting in less market demand for the product.

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
•Plasma
In the automated plasma collection market, we principally compete with Fresenius’ Fenwal Aurora and Aurora Xi device product lines and Terumo BCT’s Rika device on the basis of procedure and enabled door-to-door time duration, plasma yield per donation, product quality and reliability, ease of use, services and technical features of the collection systems, supply chain reliability and on the long-term cost-effectiveness of equipment and disposables. In China, the market is populated by local producers, including Nigale and Haier Medical, which offer plasmapheresis device products that are intended to be similar to ours. In recent years, Nigale has expanded to markets beyond China, competing in European and South American countries. Scinomed competes in select European countries as well. In the field of plasma related software, we principally compete with applications developed internally by certain of our customers.
•Blood Center
Most donations worldwide are traditional manual whole blood collections and approximately 25% of the Blood Center portfolio competes in this space. We face intense competition in our whole blood business on the basis of quality and price. Our main competitors are Fresenius, MacoPharma and Terumo BCT.

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
Interventional Technologies:
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

We compete primarily on the basis that our products are optimized for the requirements of coronary, structural heart, peripheral and electrophysiology procedures, including procedures that require multiple access sites. In addition, our value proposition is supported by robust clinical trial evidence and study data, which demonstrate reduced access site complication rates as well as workflow improvements compared to manual compression that lead to cost savings.

Sensor Guided Technologies

The landscape of sensor-guided technologies is competitive, especially within the mature coronary physiology market. Our OptoWire and SavvyWire products stand out as leading offerings in their respective segments, providing real-time feedback and precise guidance during coronary physiology and structural heart procedures. Competitors such as Abbott Laboratories, Boston Scientific, and Philips pose challenges and opportunities in the coronary physiology segment, each offering their own technologies and solutions. There are not currently competing, commercially available TAVR guidewires that deliver hemodynamic measurement and on-label LV pacing for TAVR procedures.

We differentiate by continually investing in research and development to enhance the features and performance of our products. Furthermore, our commitment to clinical validation, supported by evidence, reinforces the performance and clinical benefits of our sensor-guided technology portfolio. Through these efforts, we aim to bolster our position as a leader in sensor-guided technologies, delivering exceptional value to healthcare providers and patients alike.

Blood Management Technologies:

Hemostasis Management

Our hemostasis analyzer systems are used primarily in surgical applications. Competition includes routine coagulation tests, such as prothrombin time, partial thromboplastin time and platelet count marketed by various manufacturers, such as Werfen, Diagnostica Stago SAS and Sysmex. The TEG® analyzer competes with these routine laboratory tests based on its ability to provide a more complete picture of a patient’s hemostasis at a single point in time and to measure the clinically relevant platelet function for an individual patient.

In addition, TEG competes more directly with other viscoelastic testing systems, including ROTEM® analyzers, the VerifyNow™ System and HemoSonics Quantra®. ROTEM and VerifyNow instruments are marketed by Werfen. HemoSonics is owned and offered by Diagnostica Stago. There are also additional technologies being explored to assess viscoelasticity and other characteristics that can provide insights into the coagulation status of a patient. In the advanced viscoelastic testing segment, Haemonetics is the global market leader.

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

Significant Customers

In fiscal 2024, 2023 and 2022, our ten largest customers accounted for approximately 48%, 48% and 45% of our net revenues, respectively. In fiscal 2024, one Plasma customer, CSL, was greater than 10% of total net revenues and accounted for approximately 13% of net revenues. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment’s net revenues and two customers accounted for greater than 10% of the Blood Center segment's net revenues, but did not exceed 10% of total net revenues, in fiscal 2024.

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

Devices deemed by the FDA to pose the greatest risk are placed in Class III. A PMA is required for most Class III devices. The PMA process is more detailed, lengthier and more expensive than the 510(k) and de novo processes. Our VASCADE and VASCADE MVP products are Class III products for which PMAs were previously obtained. The 510(k) clearance, de novo classification, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.

Postmarket Requirements - U.S.

After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. Generally, establishments that design and/or manufacture devices are required to register with the FDA. They also must provide the FDA with a list of the devices that they design and/or manufacture at their facilities. Other postmarket requirements include compliance with:
•The Quality System Regulation, or QSR, which sets forth current good manufacturing practice, or cGMP, requirements for medical devices. The QSR applies to manufacturers, including contract manufacturers, of finished medical devices, and governs methods, facilities, and controls used in designing, manufacturing, packaging, labeling, storing, installing and servicing such devices. Manufacturers of medical devices must establish a quality system appropriate for the devices they manufacture. For example, devices containing certain types of software must implement comprehensive cybersecurity risk management programs and documentation consistent with the QSR;
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
Additionally, we and the manufacturing facilities of some of our suppliers are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other applicable regulations described above. If a company fails to comply with regulatory requirements, the FDA can issue Form 483 Notices of Observation, warning letters or untitled letters, recommend or require product recalls, issue safety communications, seek a court order detaining or seizing certain devices, seek an injunction, suspend or withdraw regulatory clearance or approvals, ban certain medical devices, order repair, replacement or refund of medical devices or require notification of health professionals and others with regard to medical devices that present risks of substantial harm to the public health. The FDA may also initiate action for criminal prosecution of violations.

The FDA also may require post market testing, surveillance, or other measures to monitor the effects of an approved or cleared product. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with QSRs.

Advertising, marketing and promotional activities for devices are also subject to FDA oversight. The failure to comply with the requirements applicable to these activities can result in FDA enforcement action.

Manufacturers of medical devices are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling. Promotion of products for uses not described in the approved or cleared labeling (“off-label” uses) has resulted in enforcement actions against manufacturers, including actions alleging violation of the Federal False Claims Act, federal and state healthcare fraud and abuse laws, and state consumer protection laws. The failure to comply with prohibitions on “off-label” promotion can result in significant monetary penalties, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other administrative and enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

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

In addition, the Physician Payment Sunshine Act, implemented as the Open Payments program, requires manufacturers of certain products reimbursed by Medicare, Medicaid, or the Children’s Health Insurance Program to track and report information to the federal government on certain payments or transfers of value that they make to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, certified nurse midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers are also required to collect information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse-midwives for reporting. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Human Capital

We are committed to building a collaborative, performance-driven culture that attracts and retains top talent. As of March 30, 2024, we employed the full-time equivalent of 3,657 persons. Approximately 82% of our employees are located in North America and the remaining 18% are located across 19 other countries.

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

•We engage regularly with our employees. Our senior leadership team participates in scheduled meetings with our employees throughout the fiscal year – including quarterly Town Halls with our global workforce – to reiterate strategic priorities, provide business updates, recognize employee contributions and answer employee questions. We also regularly solicit perspectives from our workforce through surveys and other communications channels. At least 90% of global employees participated in our annual engagement surveys conducted between fiscal 2019 and fiscal 2023. Feedback from these surveys was shared across the organization and informed both Company-sponsored initiatives and shared action plans between managers and direct reports. Beginning in fiscal 2024, we updated our strategic listening approach by transitioning to a biennial annual engagement survey and introducing short pulse surveys throughout the year that allow us to receive more real-time employee feedback and take prompt action as needed to enhance our talent attraction and retention capabilities.

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

•We maintain policies and practices to promote employee health and safety. As a Company, we are committed to making our workplaces safe and secure. This includes eliminating unsafe work practices and workplace injuries and illnesses and promoting the health, safety and well-being of all employees, contractors and visitors. Important objectives in achieving our vision include creating a positive safety culture, maintaining an effective safety management system and reducing risk in the workplace. Among other things, we utilize a third-party enterprise compliance and risk management solution at all of our locations to track incidents. We also require tailored health and safety compliance training for all site employees as well as annual training for all employees on our Code of Conduct, which includes a specific module on health and safety.

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

•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, including the Company’s acquisitions of OpSens Inc. and Attune Medical, divestitures or other strategic investments by the Company may not be realized or may take longer to realize than expected;

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

•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including the Operational Excellence Program and portfolio rationalization initiatives;

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

•Geopolitical and economic conditions in China, Taiwan, Russia, Ukraine, the Middle East and other foreign jurisdictions where we do business;

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

•Our ability to achieve against our corporate responsibility initiatives and meet evolving stakeholder expectations concerning corporate responsibility matters; and

•The impact of actual or threatened public health crises.

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

In fiscal 2024, our ten largest customers accounted for approximately 48% of our net revenues. As previously disclosed, our largest Plasma customer, CSL, informed us in April 2021 of its intent not to renew its supply agreement for the use of PCS2 plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the then current term of its contract, which was subsequently extended on a non-exclusive basis through December 2025. Any non-renewal, termination, material reduction in purchasing or material reduction in per unit pricing by any of our largest customers for any reason, including material decreases in demand for plasma or development of alternative processes, could have a material adverse effect on our business, financial condition or results or operations.

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

New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, effectively use artificial intelligence (AI) and machine learning capabilities, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market acceptance of our products. In addition, patents attained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we fail to develop new products or enhance existing products, or if competitive technologies or therapeutic alternatives to plasma-derived pharmaceuticals in development, such as FcRn-targeted therapies, emerge and gain market acceptance, such events could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products and the overall performance of, and continued customer confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.

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

We increasingly rely on information technology systems, including cloud-based computing, to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and connect to our systems for maintenance and other purposes or are actively managed by Haemonetics on behalf of specific customers. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. While we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with the services they provide, it is possible that they suffer a cyber-attack that impacts us. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive and, like other large multi-national companies, we have experienced cyber incidents in the past and may experience them in the future. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operation or financial condition. While we have invested and continue to invest in the protection of personal information and proprietary or confidential information, there can be no assurance that our efforts will prevent cyber-attacks, intrusions, breakdowns or other incidents or ensure compliance with all applicable securities and privacy laws, regulations, standard standards. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Emerging technologies such as generative AI may be used by malicious actors to create more targeted phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses, including rules requiring timely public disclosure of cybersecurity incidents. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, and the EU’s General Data Protection Regulation, or GDPR. The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures, and several other U.S. states have introduced or proposed similar privacy laws which may apply to us directly or indirectly through our customers, manufacturers, suppliers or other third-party partners. In addition, new information security and privacy laws have also come into effect in China and other countries where we conduct business. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could results in material fines or litigation.

If our business development activities are unsuccessful, we may not realize the intended benefits.

We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances, including our recent acquisitions of OpSens Inc. and Attune Medical. We have also sought and in the future may seek to divest certain assets deemed non-core to our long-term strategic objectives. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, or of any divestiture, may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.

Promising partnerships and acquisitions may also not be completed for reasons such as competition among prospective partners or buyers, the inability to reach satisfactory terms, the need for regulatory approvals or the existence of economic conditions affecting our access to capital for acquisitions and other capital investments. If we are successful in completing partnerships and acquisitions, we may be required to expend significant funds, incur additional debt or other obligations, or issue additional securities, which may negatively affect our operating results and financial condition. If we spend significant funds or incur additional debt or obligations, our ability to obtain financing for working capital or other purposes could be adversely affected, and we may be more vulnerable to economic downturns and competitive pressures. In connection with our recent acquisitions of OpSens Inc. and Attune Medical, we incurred approximately $230.0 million in debt under our senior unsecured revolving credit facility that, after giving effect to our entry into a second amended and restated credit agreement in April 2024, reduces the available borrowing amount under our senior unsecured revolving credit facility to $520.0 million and must be repaid by April 2029.

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

If our vendor is unable to adequately protect our data or information is lost, if our ability to deliver our services is interrupted (including as a result of significant outbreaks of disease, natural disasters, extreme weather and other conditions caused by or related to climate change, strikes, terrorism attacks, cyber incidents or other adverse events in the countries in which the vendor operates), if our vendor's fees are higher than expected, if our vendor makes mistakes in the execution of operations support, or if the vendor terminates our relationship, then our business and operating results may be negatively affected.

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

Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs are causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses. Our vascular closure devices, for example, are often perceived as physician preference devices with a relatively higher price point compared to certain vascular closure alternatives such as sutures or manual compression, and purchases are commonly made by a hospital only after approval by its value analysis committee. If a hospital value analysis committee does not approve or revokes prior approval for any of the reasons set forth above, the demand for our vascular closure devices may decrease and we could experience an adverse effect on our results of operations or financial condition. Additionally, while Hospital capital purchase patterns have increased from initially depressed levels during the COVID-19 pandemic, it is difficult to predict the long-term impact of the pandemic on hospital spending patterns.

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

The composition of the plastic we purchase is also important. Due to regulatory changes and evolving customer expectations, we may be required to remove materials such as phthalates or PFAS from our devices, find alternative materials which then need to be validated or obtain regulatory approvals from the regulatory authorities for a number of products.

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

In July 2019, our Board of Directors approved the Operational Excellence Program, also referred to in this report as the 2020 Program, and delegated authority to management to determine the detail of the initiatives that will comprise the program. While cost savings from the 2020 Program to date have been consistent with our expectations, it is possible that events and circumstances, such as rising interest rates, macroeconomic uncertainty and the related impacts on us, our customers and suppliers could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Additionally, any material reduction in purchases by significant customers and any actions we take in response to such anticipated reduction could result in a decrease in benefits we realize under the 2020 Program. Our inability to realize all of the anticipated benefits from the 2020 Program could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks Related to Government Regulation

As a medical device and drug manufacturer, we operate in a highly regulated industry, and non-compliance with applicable laws or regulations could adversely affect our financial condition and results of operations.

The manufacture, distribution and marketing of our products are subject to extensive regulation by the FDA and other state and non-U.S. regulatory bodies. Our operations are also subject to review and monitoring by the FDA and other regulatory authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things, the product’s development, testing, premarket clearance, de novo classification or approval, manufacture, marketing, labeling, post-market surveillance, reporting, and imports and exports. Before a new medical device, or a new use of an existing product can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA, a grant of a request for de novo classification or a Premarket Approval, or PMA, from the FDA, unless an exemption applies. Similarly, before a new drug can be marketed in the U.S., it must first receive approval of a new drug application or abbreviated new drug application under the FDCA. The process of obtaining regulatory authorization to market a medical device or a drug can be costly and time-consuming, and we may not be able to obtain these authorizations on a timely basis, if at all.

Many of our currently commercialized products have received 510(k) clearance. In the future, the FDA may determine that our products will require more costly, lengthy and uncertain de novo classification or PMA processes. Modifications to Class III devices, like our vascular closure products, may require additional clinical studies or supplemental PMA submissions. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. In particular, the FDA has recently placed increased scrutiny on cybersecurity for medical devices, which may necessitate additional time and cost for product development, submission and approval, de novo classification or clearance. In addition, even if we do obtain clearance, de novo classification or approval, the FDA may not authorize these products for the indications that we requested. Any delay in, or failure to receive or maintain, clearances, de novo classifications or approvals for our products under development could prevent us from generating revenue from these products.

Failure to substantially comply with applicable regulations could subject our products to recall or seizure of our products by government authorities, or an order to suspend manufacturing and distribution activities. If our products were determined to have design or manufacturing flaws, this could also result in their recall or seizure. Either of these situations could also result in administrative actions like untitled or warning letters or in the imposition of fines and other penalties or sanctions.

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and the EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Complying with the requirements of these regulations may require us to incur significant expenditures and we may experience delays that negatively impact the ability to sell our full suite of products in certain jurisdictions. Similarly, the separation of states from participation in the EU, such as through the cessation of the UK’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. More stringent regulations have also been introduced in many countries outside of Europe that previously did not have medical device regulations, had minimal regulations or relied on reciprocal recognition of approval in other markets. Failure to meet these requirements could adversely impact our business in the EU and other applicable regions.

If we or our suppliers fail to comply with laws and regulations governing the manufacture and production of our products, our products could be subject to restrictions or withdrawal from the market.

Any product for which we obtain clearance, de novo classification or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review and oversight, and our facilities will be subject to periodic inspection (both routine and unannounced) by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA’s QSR or cGMP requirements (depending on the products at issue), which address, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.

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

As a medical device and drug manufacturer, we are subject to safety reporting requirements.

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA information of which they become aware that a device has or may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. In addition, drug manufacturers are required to report adverse drug experiences associated with the use of a drug and submit field alert reports for instances of contamination, change or deterioration of the distributed product or failure to meet specifications. Similar reporting requirements exist in some of the other jurisdictions in which we operate. Failure to report these events to the FDA or other applicable regulatory authorities within the required timeframes, or at all, could lead to enforcement actions, fines and criminal sanctions against us.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions. The Pillar Two Global Anti-Base Erosion Rules will be effective for fiscal 2025. We are still evaluating the impact of Pillar Two on the effective tax rate.

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

In April 2024, subsequent to the fiscal year ended March 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the existing senior unsecured term loan and senior unsecured revolving credit facility and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). As of April 30, 2024, in addition to our $500.0 million aggregate principal amount of indebtedness under our convertible senior notes due 2026 (the “2026 Notes”), the Company had $250.0 million of debt outstanding under the senior unsecured term loan and $230.0 million outstanding under the senior unsecured revolving credit facility.

Our 2024 Revised Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of April 30, 2024, we were in compliance with the covenants pursuant to our 2024 Revised Credit Facilities, and we currently forecast that we will be in compliance with these covenants through the period ending March 29, 2025.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

Under certain circumstances, the noteholders may convert their 2026 Notes at their option prior to the scheduled maturities. If one or more noteholders elect to convert their 2026 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our 2026 Notes will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change (as defined in the indenture, dated as of March 5, 2021, between U.S. Bank National Association, as trustee (the “Trustee”) and us (the “Indenture”)), at a repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our 2024 Revised Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

U.S. legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. Tariffs and other protectionist measures directed at China and other markets, as well as prolonged uncertainty regarding such measures as administrations change, may have adverse effects on our ability to source, manufacture and distribute products, or receive payments, in a timely and cost effective manner, thereby adversely affecting our business. In addition to fluctuations in foreign exchange rates, discussed below, our business in markets outside the United States is subject to changing political, social and geopolitical conditions, such as tensions between China and Taiwan and the wars in Ukraine and the Middle East, including any political instability resulting from war, terrorism, insurrections and civil unrest, and changing economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions (including those imposed by the U.S. and other governments against Russia), export controls, restrictions on the ability to transfer capital across borders, tariffs and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Many of these risks are rapidly evolving and subject to an accelerating pace of change. We are continuing to monitor the situation in Ukraine and globally as well as assess its potential impact on our business. Although our business in Russia accounted for only about 1% of fiscal 2024 net revenues, a significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2024, our international revenues accounted for 25.9% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

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

We operate in an industry that is susceptible to significant intellectual property litigation. This type of litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel. As described in Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we are currently party to intellectual property litigation.

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

There has been increased focus from certain regulatory bodies, investors, customers, employees and other stakeholders concerning corporate responsibility matters, including topics identified under the framework of Environmental, Social and Governance, or ESG. Customer preferences or requirements may be influenced by company progress across various ESG topics related to, among other things, human capital and environmental impact matters. From time to time, we may announce certain initiatives, including goals, regarding corporate responsibility focus areas for our company. We may not achieve, or may be perceived as not achieving, against such initiatives, including as a result of changes in our business. The standards by which corporate responsibility efforts and related matters are measured are developing and evolving. For example, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their respective approaches to corporate responsibility matters, which are increasingly being employed by investors, lenders, and customers to inform their investment, financing or purchasing decisions. Any failure, or perceived failure, to achieve against our corporate responsibility initiatives or to establish goals that align with stakeholder expectations could result in declines in our market share and have an adverse impact on our business, financial condition or results of operations, including as a result of reputational harm, an inability to attract customers, and an inability to attract and retain top talent.

Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, results of operations and financial condition.

The long-term effects of climate change are difficult to predict and may be widespread. Extreme weather or other conditions could adversely impact our operations and supply chain, including the variability and cost of raw materials and components required for the operation of our business. In addition, access to and pricing of certain natural resources, such as water, could impact our manufacturing operations. There has been increased focus by federal, international, state and local regulatory and legislative bodies to combat and/or limit the effects of climate change. If legislation or regulations are enacted in jurisdictions in which we do business that are more stringent than our current obligations, we and companies in our supply chain may experience increased compliance burdens and costs to meet these obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. Additionally, the impacts of climate change may further include customer preferences and requirements. Failure to meet these preferences or requirements could potentially result in loss of market shares.

Actual or threatened public health crises could harm our business.

Global pandemics or other public health crises, such as the COVID-19 pandemic, could adversely impact our business, financial condition or results of operations, and those of our customers and suppliers, and any such future pandemics or public health crises could include disruptions in global economic activity, global supply chains and labor markets, operational challenges such as site shutdowns, workplace disruptions or limited provider capacity to perform procedures using our products, volatile financial market dynamics and significant volatility in price and availability of goods and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We assess, identify and manage risks from cybersecurity threats through our global cybersecurity program. The program is managed by a full-time Chief Information Security Officer (“CISO”) whose organization manages our cybersecurity strategy, architecture, policies, standards and processes for the security of Haemonetics’ enterprise network and information assets. The CISO reports to our Chief Information Officer (“CIO”) and is supported by a dedicated security operations team. Our current CISO has over 20 years of information technology experience, including positions of increasing responsibility with respect to security architecture, software engineering, security operations and incident response.

The CISO’s organization monitors, manages and works to identify and assess, cybersecurity risks through various technologies, resources, processes and policies that are regularly updated to align with the changing threat landscape, our evolving business needs as well as global regulatory requirements. Our global cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework and is certified to the ISO 27001 global standard on Information Security Management. Our cybersecurity program is closely integrated with our QMS under the ISO 13485 standard. Our program utilizes layered defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. Among other things, this includes ongoing systems monitoring with support from a managed detection and response service provider and other third-party vendors to augment our monitoring and response capabilities, as well as a standardized incident response program with incident response team members participating in regularly scheduled management reviews and tabletop exercises. Our CISO and CIO conduct regular cross-functional management reviews of our programs, including with members of senior leadership. All employees and those contractors of the Company with access to our information systems receive annual cybersecurity awareness training, and we have integrated cybersecurity and data protection topics into our Code of Conduct. All critical information systems have a written business continuity plan that is exercised at least annually. The entire program is audited annually by both internal and third-party auditors.

Cybersecurity is also included in our product development life cycle and part of our vendor and business partner evaluation process. Our product development approach considers cybersecurity best practices and builds security controls into our product design. Haemonetics is a member of MedISAO, an industry organization dedicated to improving the security of medical devices, where security issues can be reported securely. We monitor our products for vulnerabilities and follow bulletins, patches and alerts posted to our download center or communicated directly to customers. Additionally, we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with services they provide. This risk assessment is heightened with respect to vendors or business partners that have access to personal information that we collect, maintain or use.

We evaluate cybersecurity risk as part of our broader enterprise risk framework. Our Board oversees Haemonetics’ enterprise-wide approach to risk management while our management team is responsible for managing risk on a day-to-day basis and for bringing to the Board’s attention material risks facing the Company, including with respect to cybersecurity threats. The Board focuses on the quality and scope of the Company’s risk management strategies and considers the most significant areas of risk inherent in the Company’s business strategies and operations as well as the steps that management is taking to mitigate those risks. We conduct an annual enterprise risk assessment – including consideration of cybersecurity risks – that is reviewed with the Board and Audit Committee and informs strategic priorities throughout the Company. Additionally, certain Board committees consider discrete categories of cybersecurity risk relating to their respective areas of responsibility. Our CISO reports at least annually on Haemonetics’ threat landscape and security programs to our Governance and Compliance Committee, which oversees Haemonetics’ compliance programs and policies regarding data privacy and cybersecurity risks associated with our information technology systems. Management also reports on these programs to the Audit Committee as needed and periodically reviews with our Technology Committee certain aspects of new and existing products as they relate to quality, safety and cybersecurity.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, see Item 1A. “Risk Factors” for a discussion of cybersecurity-related risks.

ITEM 2. PROPERTIES

As of March 30, 2024, our global headquarters are located in Boston, Massachusetts and our principal manufacturing centers are located in Pennsylvania and California within the U.S., as well as internationally in Mexico, Malaysia and Canada. Our products are distributed worldwide from primary distribution centers in Tennessee, Utah and Switzerland, as well as smaller locations globally. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of March 30, 2024 (in approximate square feet):

	Owned	Leased	Total
U.S.	165,385	638,749	804,134
International	378,000	303,903	681,903
Total	543,385	942,652	1,486,037

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

ITEM 4. MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the New York Stock Exchange under the symbol “HAE.” As of March 30, 2024, we had 101 stockholders of record. We have not historically paid cash dividends and do not currently anticipate paying cash dividends in the future.

Issuer Purchases of Equity Securities

In August 2022, the Company’s Board of Directors approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of the Company’s common stock from time to time, based on market conditions, through August 2025. Under the Company’s share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions. In November 2022, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. in August 2022. As of March 30, 2024, the total remaining authorization for repurchases of the Company’s common stock under the share repurchase program was $225.0 million.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical technology solutions that improve the quality, effectiveness and efficiency of care. We challenge ourselves to think big and make new possibilities a reality, so that our customers can make it matter for patients, every single day. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure and Sensor Guided Technologies products, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management products.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Acquisitions

Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, based in Chicago, Illinois. The acquisition closed on April 1, 2024, subsequent to our fiscal year end. The Company acquired Attune Medical for total upfront consideration of $160.0 million. The agreement also provides for additional contingent consideration based on sales growth over the next three years and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility. The addition of Attune Medical expands the Hospital business unit’s presence in electrophysiology and complements its Vascular Closure product line.

OpSens Inc.

On October 10, 2023, the Company entered into an Arrangement Agreement with OpSens Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, the Company completed its acquisition of OpSens for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. The Company incurred charges of $13.9 million in fiscal 2024 related to these initiatives.

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

Despite the overall growth in the market, the number of biopharmaceutical companies that collect and fractionate source plasma is low and industry consolidation is ongoing. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where approximately two-thirds of the world’s source plasma is collected and only a few customers provide the majority of our Plasma revenue. However, certain jurisdictions such as Egypt and the United Kingdom have begun to collect or are considering collection of plasma for fractionation for their local needs, which could expand the Plasma market.

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

Hospital Markets

Interventional Technologies:

Vascular Closure Market - The target markets for our Vascular Closure products used in coronary, structural heart, peripheral and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Our products also address many of the vascular closure needs for the structural heart (contralateral access sites) and electrophysiology procedures. Our Vascular Closure market continues to grow with the VASCADE MVP launch in Japan in September 2023. In addition, our VASCADE and VASCADE MVP vascular closure systems received CE mark clearance in fiscal 2023, providing a pathway for country-specific introduction of these products in the EU.

Sensor Guided Technologies Market - The market for sensor-guided technologies reflects varying dynamics across different interventional cardiology procedures. In the transcatheter aortic valve replacement (TAVR) market, characterized by high growth, the demand for innovative solutions like SavvyWire is driven by an aging population and increasing prevalence of aortic valve diseases globally. Conversely, in the more mature percutaneous coronary intervention (PCI) market, the steady demand for sensor-guided technologies such as OptoWire remains driven by persistent prevalence of coronary artery disease, emphasizing the need for advanced diagnostic and therapeutic interventions. Our strategic investment in sensor-guided technologies positions us to capitalize on these trends, leveraging innovation to address evolving needs in both high-growth and mature markets while expanding our global market presence through initiatives like obtaining CE mark clearance for our vascular closure systems.

Blood Management Technologies:

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

Haemonetics’ TEG and HAS hemostasis analyzer systems are advanced diagnostic tools that provide a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the standard of care in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.

Geographically, TEG systems have achieved the highest market penetration in North America, Europe and China. However, there are considerable growth opportunities in these as well as other markets, as TEG systems become more established as the standard of care around the world. The HAS-100 and HAS-300 are currently commercialized in China.

Cell Salvage Market - In recent years, more efficient blood use and less invasive surgeries have reduced demand for autotransfusion in these procedures and contributed to intense competition in mature markets, while increased access to healthcare in emerging economies has provided new markets and sources of growth. Orthopedic procedures have seen similar changes with improved blood management practices, including the use of tranexamic acid to treat and prevent postoperative bleeding, significantly reducing the number of transfusions and autotransfusion. Geographically, the Cell Saver has achieved the highest market penetration in North America, Europe and Japan. We believe there are growth opportunities in Asia Pacific as the use of autotransfusion is becoming accepted as a standard of care.

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

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2024	2023	% Increase/(Decrease)
Net revenues	$1,309,055	$1,168,660	12.0%
Gross profit	$691,548	$615,097	12.4%
% of net revenues	52.8%	52.6%
Operating expenses	$526,665	$459,064	14.7%
Operating income	$164,883	$156,033	5.7%
% of net revenues	12.6%	13.4%
Interest and other expense, net	$(13,018)	$(14,630)	(11.0)%
Income before provision for income taxes	$151,865	$141,403	7.4%
Provision for income taxes	$34,307	$26,002	31.9%
% of pre-tax income	22.6%	18.4%
Net income	$117,558	$115,401	1.9%
% of net revenues	9.0%	9.9%
Net income per share - basic	$2.32	$2.27	2.2%
Net income per share - diluted	$2.29	$2.24	2.2%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2024 and 2023 included 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2024 increased 12.0% compared with fiscal 2023. Without the effects of foreign exchange, net revenues increased 12.7% compared with fiscal 2023. Revenue increases in our Plasma and Hospital businesses, primarily related to volume and price, drove the overall increase in revenue during the fiscal year ended March 30, 2024.

Operating income increased 5.7% during fiscal 2024 as compared with fiscal 2023, primarily due to increased revenues in Plasma and Hospital and savings from the Operational Excellence Program (“2020 Program”), partially offset by spend on portfolio rationalization initiatives, continuous growth investments, digital transformation costs incurred as part of the upgrade of our enterprise resource planning system and transaction and integration costs related to the acquisition of OpSens.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Fiscal Year
(In thousands)	2024	2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$970,007	$842,897	15.1%	—%	15.1%
International	339,048	325,763	4.1%	(2.4)%	6.5%
Net revenues	$1,309,055	$1,168,660	12.0%	(0.7)%	12.7%
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

The percentage of revenue generated in our principal operating regions is summarized below:

	Fiscal Year
	2024	2023
United States	74.1%	72.1%
Japan	4.5%	5.2%
Europe	12.2%	13.4%
Rest of Asia	8.2%	8.9%
Other	1.0%	0.4%
Total	100.0%	100.0%

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

Net Revenues by Business Unit

	Fiscal Year
(In thousands)	2024	2023	Reported growth	Currency impact	Constant currency growth(1)
Revenues by business unit
Plasma	565,944	496,923	13.9%	0.1%	13.8%

Apheresis	204,086	200,546	1.8%	(3.1)%	4.9%
Whole Blood	72,058	79,416	(9.3)%	(0.6)%	(8.7)%
Blood Center	276,144	279,962	(1.4)%	(2.4)%	1.0%

Interventional Technologies(2)	174,285	126,717	37.5%	(0.2)%	37.7%
Hemostasis Management	159,139	138,854	14.6%	(0.6)%	15.2%
Other(3)	111,938	106,160	5.4%	(0.7)%	6.1%
Hospital	445,362	371,731	19.8%	(0.5)%	20.3%

Net business unit revenues	1,287,450	1,148,616	12.1%	(0.7)%	12.8%
Service	21,605	20,044	7.8%	0.5%	7.3%
Total net revenues	$1,309,055	$1,168,660	12.0%	(0.7)%	12.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management's Use of Non-GAAP Measures.”

(2) Interventional Technologies includes Vascular Closure and Sensor Guided Technologies product lines of the Hospital business unit.
(3) Other includes the Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma

Plasma revenue increased 13.9% during fiscal 2024 as compared with fiscal 2023. Without the effect of foreign exchange, Plasma revenue increased 13.8% during fiscal 2024 as compared with fiscal 2023. This revenue increase was primarily driven by volume and price.

During the third quarter of fiscal 2022, we amended our supply agreement with CSL, which CSL had previously notified us of its intent not to renew and was initially set to expire in June 2022, to allow CSL to continue to use our PCS2 plasma collection system devices and purchase disposable plasmapheresis kits on a non-exclusive basis through December 2023. During the third quarter of fiscal 2023, we further amended our supply agreement with CSL to extend the term through December 2025. CSL has a minimum purchase commitment under the non-exclusive supply agreement of approximately $85 million in fiscal 2025.

Blood Center

Blood Center revenue decreased 1.4% during fiscal 2024 as compared with fiscal 2023. Without the effect of foreign exchange, Blood Center revenue increased 1.0% during fiscal 2024. The decrease in Blood Center’s reported revenue was primarily driven by declines in whole blood disposables and the impact of foreign exchange, partially offset by an increase in apheresis disposables.

Hospital

Hospital revenue increased 19.8% during fiscal 2024 as compared with fiscal 2023. Without the effect of foreign exchange, Hospital revenue increased 20.3% during fiscal 2024. The increase was primarily attributable to Vascular Closure revenue and Hemostasis Management disposables revenue, as well as increases in Transfusion Management revenue.

Gross Profit

	Fiscal Year
(In thousands)	2024	2023	% Increase
Gross profit	$691,548	$615,097	12.4%
% of net revenues	52.8%	52.6%

Gross profit increased 12.4% during fiscal 2024 as compared with fiscal 2023. Without the effects of foreign exchange, gross profit increased 16.5% during fiscal 2024. The increase was primarily driven by volume, product mix and productivity savings from the 2020 Program, partially offset by spend on portfolio rationalization initiatives and amortization of inventory fair value step-up related to the OpSens acquisition.

Operating Expenses

	Fiscal Year
(In thousands)	2024	2023	% Increase/(Decrease)
Research and development	$54,435	$50,131	8.6%
% of net revenues	4.2%	4.3%
Selling, general and administrative	$431,780	$376,675	14.6%
% of net revenues	33.0%	32.2%
Amortization of acquired intangible assets	$32,031	$32,640	(1.9)%
% of net revenues	2.4%	2.8%
Gains on divestiture and sale of assets	$(2,000)	$(382)	n/m
% of net revenues	(0.2)%	—%
Impairment of intangible assets	$10,419	$—	n/m
% of net revenues	0.8%	—%
Total operating expenses	$526,665	$459,064	14.7%
% of net revenues	40.2%	39.3%

Research and Development

Research and development expenses increased 8.6% during fiscal 2024 as compared with fiscal 2023. Without the effects of foreign exchange, research and development expenses increased 8.1% during fiscal 2024. The increase in fiscal 2024 was primarily due to increased investments into product innovation as well as increased costs associated with the acquisition of OpSens.

Selling, General and Administrative

Selling, general and administrative expenses increased 14.6% during fiscal 2024 as compared with fiscal 2023. Without the effects of foreign exchange, selling, general and administrative expenses increased 14.5% during fiscal 2024. The increase in fiscal 2024 was primarily driven by spend on portfolio rationalization initiatives, continuous growth investments, digital transformation costs incurred as part of the upgrade of our enterprise resource planning system and transaction and integration costs related to the acquisition of OpSens, partially offset by operating leverage.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $32.0 million and $32.6 million during fiscal 2024 and fiscal 2023, respectively. The decrease in fiscal 2024 is primarily the result of intangible assets that became fully amortized during fiscal 2023, partially offset by amortization of intangibles acquired as part of the OpSens acquisition during fiscal 2024.

Gains on Divestiture and sale of assets

We recognized gains on divestiture and sale of assets of $2.0 million and $0.4 million during fiscal 2024 and fiscal 2023, respectively. During fiscal 2024, we recognized a gain on the sale of certain licenses and during fiscal 2023, we recognized a gain for contingent consideration earned on the sale of U.S. blood donor management software.

Impairment of Intangible Assets

We recognized a $10.4 million impairment of intangible assets in fiscal 2024 related to the enicor GmbH acquisition completed in fiscal 2021 within our Hospital business unit.

Interest and Other Expense, Net

Interest and other expenses decreased 11.0% during fiscal 2024 as compared with fiscal 2023. Without the effects of foreign exchange, interest and other expenses decreased 10.1% during fiscal 2024. The decrease was primarily driven by increased interest income on investments due to higher interest rates, lower interest paid on interest rate swaps due to market and rate volatility, partially offset by higher interest incurred on our credit facility.

Income Taxes

	Fiscal Year
	2024	2023	% Increase/(Decrease)
Reported income tax rate	22.6%	18.4%	4.2%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the U.S. Our reported tax rate is impacted by the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate.

We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. As of March 30, 2024, we maintain a valuation allowance against certain U.S. state and foreign tax credit carryforwards that are not more-likely-than-not realizable as well as a valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

For the year ended March 30, 2024, we recorded income tax expense of $34.3 million on our worldwide pre-tax income of $151.9 million, resulting in a reported tax rate of 22.6%. Our effective tax rate for the year ended March 30, 2024 is higher than our effective tax rate of 18.4% for fiscal 2023, primarily due to the release of valuation allowance related to U.S. state deferred tax assets in fiscal 2023 that did not recur in fiscal 2024, partially offset by a tax benefit recorded in fiscal 2024 related to the impact of foreign tax law changes, an increase in stock compensation tax benefit and an unfavorable impact of the jurisdictional mix of earnings.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	March 30, 2024	April 1, 2023
Cash and cash equivalents	$178,800	$284,466
Working capital	$468,520	$517,906
Current ratio	2.6	3.1
Net debt position(1)	$(628,993)	$(481,420)
Days sales outstanding (DSO)	54	53
Inventory turnover	1.7	1.8
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2026. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, portfolio rationalization initiatives and cash principal and interest payments under our revised credit agreements.

The Company has $500.0 million aggregate principal amount of 0% convertible senior notes due in 2026, or the 2026 Notes. The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2026 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were approximately $486.7 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes have an effective interest rate of 0.5% as of March 30, 2024.

As of March 30, 2024, we had $178.8 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On July 26, 2022, we entered into an amended and restated credit agreement with certain lenders to refinance our prior credit agreement entered into on June 15, 2018, which consisted of a $350.0 million term loan and a $350.0 million revolving credit facility (together, as amended from time to time, the “2018 Credit Facilities”), and extend the maturity date through June 2025. The amended and restated credit agreement includes a $280.0 million senior unsecured term loan, the proceeds of which have been used to retire the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility (together, the “2022 Revised Credit Facilities”). Loans under the 2022 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the 2022 Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants.

As of March 30, 2024, $262.5 million was outstanding under the term loan with an effective interest rate of 6.9% and $50.0 million in outstanding borrowings under the revolving credit facility with an effective interest rate of 6.8%. We also had $18.7 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of March 30, 2024. Additionally, the Company was in compliance with the leverage and interest coverage ratios specified in the credit agreement as well as all other bank covenants as of March 30, 2024.

In April 2024, subsequent to the fiscal year ended March 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, have been used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”), which constitutes a $330.0 million increase from the revolving credit facility under the 2022 Revised Credit Facilities. Loans under the 2024 Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity. As of April 30, 2024, the outstanding balance under the revolving credit facility was $230.0 million, which increased from the end of fiscal 2024, primarily due to borrowings associated with the acquisition of Attune Medical on April 1, 2024.

The Company has scheduled principal payments, adjusted for the impact of the debt refinancing in April 2024, of $17.3 million required during fiscal 2025.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $85 million and $95 million in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the fiscal years ended March 30, 2024 and April 1, 2023, the Company incurred $9.8 million and $11.5 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Fiscal Year
(In thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$181,751	$273,058
Investing activities	(322,389)	(143,788)
Financing activities	38,157	(100,364)
Effect of exchange rate changes on cash and cash equivalents(1)	(3,185)	(3,936)
Net change in cash and cash equivalents	$(105,666)	$24,970
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $181.8 million during fiscal 2024, a decrease of $91.3 million as compared with fiscal 2023. The decrease in cash provided by operating activities was primarily the result of replenishment of NexSys PCS devices during fiscal 2024.

Investing Activities

Net cash used in investing activities was $322.4 million during fiscal 2024, an increase of $178.6 million as compared with fiscal 2023. The increase in cash used in investing activities was primarily the result of the acquisition of OpSens in fiscal 2024, partially offset by lower capital expenditures driven by NexSys PCS device placements that occurred during fiscal 2023 and decreased cash outflows for other investments compared to fiscal 2023.

Financing Activities

Net cash provided by financing activities was $38.2 million during fiscal 2024, an increase of $138.5 million as compared with fiscal 2023, primarily due to the borrowings under the revolving credit facility in fiscal 2024 in connection with the OpSens acquisition as well as cash outflows in fiscal 2023 for share repurchases and higher contingent consideration payments.

Contractual Obligations

A summary of our contractual and commercial commitments as of March 30, 2024, which includes the impact of the April 2024 refinancing of the term loan under our 2024 Revised Credit Facilities, is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$500,000	$—	$500,000	$—	$—
Debt	493,509	17,341	14,249	31,400	430,519
Interest payments(1)	80,255	17,032	32,780	30,172	271
Operating leases	82,321	11,041	21,785	17,075	32,420
Purchase commitments(2)	334,626	334,626	—	—	—
Expected retirement plan benefit payments	21,313	1,598	3,088	4,272	12,355
Total contractual obligations	$1,512,024	$381,638	$571,902	$82,919	$475,565
(1) Interest payments reflect the contractual interest payments on outstanding debt related to the term loan under our 2024 Revised Credit Facilities and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of April 30, 2024, the date the term loan was refinanced. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

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

Subsequent to our fiscal year ended March 30, 2024, we entered into a definitive agreement to acquire Attune Medical that includes additional contingent consideration we may be required to pay in the future based on sales growth over the next three years and the achievement of certain other milestones.

Concentration of Credit Risk

While approximately 48% of our revenue during fiscal 2024 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.

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

Legal Proceedings

In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for legal matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange

During fiscal 2024, 25.9% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

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

Revenue Recognition

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. Refer to Note 2, Summary of Significant Accounting Policies and Note 4, Revenue, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for further information.

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

We review intangible assets subject to amortization for impairment at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. Refer Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill & Intangible Assets, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions including forecasted cash flows, revenues attributable to existing technology and discount rates. When estimating the significant assumptions to be used in the valuation we included a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of March 30, 2024, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.4 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $5.4 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of March 30, 2024 was $262.5 million with an effective interest rate of 6.9% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.5 million. In addition, as of March 30, 2024, there was $50.0 million outstanding on our senior unsecured revolving credit facility with an effective interest rate of 6.8%, also based on prevailing Term SOFR rates. As of March 30, 2024, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2022 Revised Credit Facilities from a variable rate to a fixed rate were $211.4 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2024 expressed an unqualified opinion thereon.

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

Business combination
Description of the Matter	As described in Note 3 to the consolidated financial statements, during fiscal year 2024, the Company completed the acquisition of OpSens Inc. for a purchase price of $254.5 million. The acquisition was accounted for as a business combination. The financial statement accounts primarily affected by this transaction were intangible assets and goodwill.

Auditing the Company’s accounting for the business combination was complex due to the significant estimation required by management to determine the fair value of certain identified intangible assets, which totaled $172 million and principally consisted of developed technology. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model used to measure the fair value of the developed technology intangible asset, as well as the sensitivity of the respective fair value to the underlying significant assumptions. The Company used the income approach to measure the fair value of the intangible asset. The significant assumptions used to estimate the fair value of the intangible asset included discount rates and certain assumptions that form the basis of the forecasted results, specifically certain revenue growth rates and EBITDA margin. When estimating the significant assumptions to be used in the valuation the Company considered current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. We tested controls over the valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the significant assumptions used, and the testing of the completeness and accuracy of underlying data. We tested the valuation models used to value the acquired intangible assets. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends, historical results of the acquired business and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we involved valuation professionals to assist in our evaluation of the methodology, computations, and certain significant assumptions used by the Company within the valuation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts
May 20, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022

Net revenues	$1,309,055	$1,168,660	$993,196
Cost of goods sold	617,507	553,563	487,694
Gross profit	691,548	615,097	505,502
Operating expenses:
Research and development	54,435	50,131	46,801
Selling, general and administrative	431,780	376,675	340,140
Amortization of acquired intangible assets	32,031	32,640	47,414
Gains on divestiture and sale of assets	(2,000)	(382)	(9,603)
Impairment of intangible assets	10,419	—	—
Total operating expenses	526,665	459,064	424,752
Operating income	164,883	156,033	80,750
Interest and other expense, net	(13,018)	(14,630)	(17,121)
Income before provision for income taxes	151,865	141,403	63,629
Provision for income taxes	34,307	26,002	20,254
Net income	$117,558	$115,401	$43,375

Net income per share – basic	$2.32	$2.27	$0.85
Net income per share – diluted	$2.29	$2.24	$0.84

Weighted average shares outstanding
Basic	50,706	50,783	51,047
Diluted	51,397	51,420	51,353
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022

Net income	$117,558	$115,401	$43,375

Other comprehensive (loss) income:
Impact of defined benefit plans, net of tax	(2,327)	2,456	2,179
Foreign currency translation adjustment, net of tax	(4,339)	(6,016)	(6,391)
Unrealized gain on cash flow hedges, net of tax	4,912	4,269	5,785
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(3,497)	(5,136)	2,020
Other comprehensive (loss) income	(5,251)	(4,427)	3,593
Comprehensive income	$112,307	$110,974	$46,968
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 30, 2024	April 1, 2023

ASSETS
Current assets:
Cash and cash equivalents	$178,800	$284,466
Accounts receivable, less allowance for credit losses of $5,695 at March 30, 2024 and $4,932 at April 1, 2023	206,562	179,142
Inventories, net	317,202	259,379
Prepaid expenses and other current assets	66,339	46,735
Total current assets	768,903	769,722
Property, plant and equipment, net	311,362	310,885
Intangible assets, less accumulated amortization of $455,213 at March 30, 2024 and $417,422 at April 1, 2023	406,117	275,771
Goodwill	565,082	466,231
Deferred tax asset	7,739	5,241
Other long-term assets	136,388	106,975
Total assets	$2,195,591	$1,934,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$10,229	$11,784
Accounts payable	73,358	63,929
Accrued payroll and related costs	80,708	64,475
Other current liabilities	136,088	111,628
Total current liabilities	300,383	251,816
Long-term debt, net of current maturities	797,564	754,102
Deferred tax liability	62,644	36,195
Other long-term liabilities	75,041	74,715
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,787,859 shares at March 30, 2024 and 50,448,519 shares at April 1, 2023	508	504
Additional paid-in capital	634,627	594,706
Retained earnings	360,456	253,168
Accumulated other comprehensive loss	(35,632)	(30,381)
Total stockholders’ equity	959,959	817,997
Total liabilities and stockholders’ equity	$2,195,591	$1,934,825
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 3, 2021	50,869	$509	$602,727	$157,981	$(29,547)	$731,670
Employee stock purchase plan	74	—	4,209	—	—	4,209
Exercise of stock options	66	1	2,337	—	—	2,338
Issuance of restricted stock, net of cancellations	115	1	—	—	—	1
Share-based compensation expense	—	—	24,359	—	—	24,359
Cumulative effect of change in accounting standards	—	—	(61,156)	1,035	—	(60,121)
Net income	—	—	—	43,375	—	43,375
Other comprehensive income	—	—	—	—	3,593	3,593
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	102	—	4,378	—	—	4,378
Exercise of stock options	59	1	2,637	—	—	2,638
Shares repurchased	(997)	(10)	(10,366)	(64,624)	—	(75,000)
Issuance of restricted stock, net of cancellations	161	2	(2)	—	—	—
Share-based compensation expense	—	—	25,583	—	—	25,583
Net income	—	—	—	115,401	—	115,401
Other comprehensive loss	—	—	—	—	(4,427)	(4,427)
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	79	1	5,603	—	—	5,604
Exercise of stock options	163	2	6,816	(5,208)	—	1,610
Issuance of restricted stock, net of cancellations	166	2	(2)	—	—	—
Tax withholding on employee equity awards	(69)	(1)	(828)	(5,062)	—	(5,891)
Share-based compensation expense	—	—	28,332	—	—	28,332
Net income	—	—	—	117,558	—	117,558
Other comprehensive loss	—	—	—	—	(5,251)	(5,251)
Balance, March 30, 2024	50,788	$508	$634,627	$360,456	$(35,632)	$959,959
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	March 30, 2024	April 1, 2023	April 2, 2022
Cash Flows from Operating Activities:
Net income	$117,558	$115,401	$43,375
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	97,215	93,307	97,747
Share-based compensation expense	28,332	25,583	24,359
Impairment of assets	10,419	607	7,953
Gain on divestiture and sale of assets	(2,000)	(382)	(9,603)
Contingent consideration	—	(504)	10,461
Amortization of fair value inventory step-up	3,347	—	—
Deferred tax benefit	(11,039)	4,783	5,013
Amortization of deferred financing costs	3,175	1,970	3,404
Provision (benefit) for losses on inventory	9,312	664	(861)
Other non-cash operating activities	133	6,126	5,592
Change in operating assets and liabilities:
Change in accounts receivable	(24,193)	(24,421)	(34,974)
Change in inventories	(60,061)	30,754	24,307
Change in prepaid income taxes	(983)	1,688	2,870
Change in other assets and other liabilities	(34,046)	(22,334)	(15,022)
Change in accounts payable and accrued expenses	44,582	39,816	7,642
Net cash provided by operating activities	181,751	273,058	172,263
Cash Flows from Investing Activities:
Capital expenditures	(66,296)	(110,191)	(96,509)
Proceeds from divestiture and sale of assets	1,500	850	10,642
Proceeds from sale of property, plant and equipment	1,810	1,608	2,022
Acquisitions	(243,852)	(2,850)	(2,500)
Other investments	(15,551)	(33,205)	—
Net cash used in investing activities	(322,389)	(143,788)	(86,345)
Cash Flows from Financing Activities:
Term loan borrowings	—	280,000	—
Term loan redemption	—	(280,000)	—
Repayment of term loan borrowings	(12,250)	(9,625)	(17,500)
Proceeds from revolving facility	110,000	50,000	—
Payments on revolving facility	(60,000)	(50,000)	—
Debt issuance costs	—	(1,118)	—
Contingent consideration payments	(849)	(21,593)	(4,791)
Proceeds from employee stock purchase plan	5,604	4,378	4,209
Proceeds from exercise of stock options	1,610	2,638	2,338
Cash used to net share settle employee equity awards	(5,885)	—	—
Share repurchases	—	(75,000)	—
Other financing activities	(73)	(44)	(5)
Net cash provided by (used in) financing activities	38,157	(100,364)	(15,749)
Effect of exchange rates on cash and cash equivalents	(3,185)	(3,936)	(2,978)
Net Change in Cash and Cash Equivalents	(105,666)	24,970	67,191
Cash and Cash Equivalents at Beginning of Year	284,466	259,496	192,305
Cash and Cash Equivalents at End of Year	$178,800	$284,466	$259,496
Supplemental Disclosures of Cash Flow Information:
Interest paid	$20,901	$13,587	$6,187
Income taxes paid	$52,706	$17,967	$24,298
Non-Cash Investing and Financing Activities:
Transfers from inventory to fixed assets for placement of Haemonetics equipment	$28,781	$81,136	$51,800
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Haemonetics is a global healthcare company dedicated to providing a suite of innovative medical technology solutions that improve the quality, effectiveness and efficiency of care. We challenge ourselves to think big and make new possibilities a reality, so that our customers can make it matter for patients, every single day. Our technology addresses important medical markets: blood and plasma component collection, the surgical suite and hospital transfusion services. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.

Haemonetics manages its business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital” is comprised of Interventional Technologies, which includes vascular closure devices and sensor-guided technologies, and Blood Management Technologies, which includes devices and methodologies for measuring coagulation characteristics of blood, specialized blood cell processing systems and disposables, surgical blood salvage systems and blood transfusion management software.

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

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events except as described in Note 3, Acquisitions, Divestitures and Strategic Investments, Note 9, Property, Plant & Equipment and Note 12, Notes Payable and Long-Term Debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics’ fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2024, 2023 and 2022 include 52 weeks with each quarter having 13 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, we assess our strategic investments to determine whether they meet the definition of a variable interest entity (“VIE”), and if so, whether the Company has controlling financial interest. Controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, as such no VIEs were consolidated during fiscal 2024, 2023 or 2022.

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

Product Revenues

The majority of the Company’s performance obligations related to product sales are satisfied at a point in time. Product revenue consists of the sale of its disposable products and the related equipment. The Company’s performance obligation related to product sales is satisfied upon shipment or delivery to the customer based on the specified terms set forth in the customer contract. Shipping and handling activities performed after a customer obtains control of the good are treated as fulfillment activities and are not considered to be a separate performance obligation. Revenue is recognized over time for maintenance plans provided to customers that provide services beyond the Company’s standard warranty period. Payment terms between customers related to product sales vary by the type of customer, country of sale, and the products or services offered and could result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 30, 2024, cash and cash equivalents consisted primarily of investments in United States Government Agency and institutional money market funds.

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

A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. The Company’s reportable segments and reporting units are as follows: Plasma, Blood Center and Hospital. When the Company completes business combinations, the Company assigns goodwill to the reporting units that it expects to benefit from the respective business combination at the time of acquisition.

Under ASC Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment entities perform their goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount by either performing a qualitative or quantitative assessment. The Company may elect to perform only a qualitative assessment for its annual impairment test when certain qualitative criteria are met that indicate that it is more likely than not the fair values of each reporting unit exceed their carrying values.

If the Company elects to perform a quantitative test, it determines carrying values of each reporting unit by allocating assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining its fair value, to the individual reporting units. The Company allocates assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

In addition, when performing a quantitative test, the Company uses the income approach, specifically the discounted cash flow method, to derive the fair value of each of its reporting units in preparing its goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful in preparing its goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to its accounting for goodwill, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s discounted cash flow analysis and reflects the Company’s best estimates for stable, perpetual growth of its reporting units. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows. The Company corroborates the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test. An impairment charge, if any, would then be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal 2024, the Company elected to perform a qualitative assessment for its annual impairment test whereas in fiscal 2023 and 2022, the Company performed quantitative assessments. In fiscal 2024, 2023 and 2022, the results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values and there were no reporting units at risk of impairment as of the annual test dates.

The Company reviews intangible assets subject to amortization for impairment indicators at least annually or more frequently if certain conditions arise to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an impairment exists include, but are not limited to, a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for its products or the size of the market for its products.

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

The Company has in-process research and development (“IPR&D”) intangible assets with indefinite lives. IPR&D assets are not amortized. The Company reviews these assets for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. The Company performs its annual impairment test on the first day of the fiscal fourth quarter for its IPR&D assets. The Company makes assumptions about future cash flows, terminal value growth, costs for completion and appropriate discount rates. The Company elected qualitative assessments in fiscal 2024, 2023 and 2022, which all indicated that the estimated fair value of the in-process research and development intangible asset exceeded its carrying value and it was not at risk of impairment as of the annual test dates.

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

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2024, 2023 and 2022. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 30, 2024	April 1, 2023
Contract liabilities	31,242	30,209
All other	104,846	81,419
Total	$136,088	$111,628

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months.

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $7.1 million, $7.2 million and $4.4 million in fiscal 2024, 2023 and 2022, respectively.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company’s consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $4.0 million, $1.0 million and $1.5 million in fiscal 2024, 2023 and 2022, respectively.

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

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included in costs of goods sold and selling, general and administrative costs in its consolidated statement of income. Additionally, costs directly related to the Company’s active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statement of income. Refer to Note 5, Restructuring, for further information and discussion of its restructuring plans.

Valuation of Acquisitions

The Company allocates the amounts it pays for each acquisition to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition, including acquired identifiable intangible assets. The Company bases the estimated fair value of identifiable intangible assets on detailed valuations that use significant assumptions including forecasted cash flows, revenues attributable to existing technology and discount rates. When estimating the significant assumptions to be used in the valuation, the Company includes a consideration of current industry information, market and economic trends, historical results of the acquired business, and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Strategic Investments

The Company holds strategic investments, including preferred stock and a special share, in privately held entities. The special share allows the Company to acquire the related entity in accordance with an agreement between the parties. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other long-term assets on the Company’s Consolidated Balance Sheets and the Company did not record any adjustments to the carrying value of strategic investments in fiscal 2024 or 2023.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2024, 2023 and 2022, the Company’s ten largest customers accounted for approximately 48%, 48% and 45% of net revenues, respectively. In fiscal 2024, one Plasma customer, CSL Limited (together with its affiliates, “CSL”), was greater than 10% of total net revenues and accounted for approximately 13% of net revenues. In addition to CSL, two customers also accounted for greater than 10% of the Plasma segment’s net revenues and two customers accounted for greater than 10% of the Blood Center segment’s net revenues, but did not exceed 10% of total net revenues, in fiscal 2024.

Certain markets and industries can expose the Company to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. Also, a portion of the Company’s trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies. The Company has not incurred significant losses on government receivables. The Company continually evaluates all government receivables for potential collection risks associated with the availability of government funding and reimbursement

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practices. If the financial condition of customers or the countries’ healthcare systems deteriorate such that their ability to make payments is uncertain, allowances may be required in future periods.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Acquisitions

Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, based in Chicago, Illinois. The acquisition closed on April 1, 2024, subsequent to our fiscal year end. The Company acquired Attune Medical for total upfront consideration of $160.0 million. The agreement also provides for additional contingent consideration based on sales growth over the next three years and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility. The addition of Attune Medical expands the Hospital business unit’s presence in electrophysiology and complements its Vascular Closure product line.

OpSens Inc.

On October 10, 2023, the Company entered into an Arrangement Agreement with OpSens Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, the Company completed its acquisition of OpSens for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the consolidated financial statements were prepared. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of March 30, 2024, the deferred tax liability assumed remains preliminary, pending certain tax filings and analyses.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of $243.9 million, net of $10.6 million of cash acquired consists of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	December 12, 2023
Accounts receivable	$5,960
Inventories	12,075
Prepaid expenses and other current assets	2,062
Property, plant and equipment	3,028
Intangible assets	172,000
Goodwill	99,362
Other long-term assets	4,705
Total assets acquired	$299,192
Accounts payable	3,251
Accrued payroll and related costs	1,723
Other liabilities	9,746
Deferred tax liability	34,767
Other long-term liabilities	5,853
Total liabilities assumed	$55,340
Net assets acquired	$243,852

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

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of OpSens, the Company recognized goodwill of $99.4 million based on expected synergies from integration into our Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Developed technology	$114,900	15 years	20.5%
Customer contracts and related relationships	52,300	15 years	18.9%
Trade names	4,800	15 years	20.5%
Total	$172,000

The Company recorded a net long-term deferred tax liability of $34.8 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to tax attribute carryforwards including net operating losses acquired.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Costs

The Company incurred $6.6 million of acquisition-related costs for fiscal 2024 in connection with the OpSens acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the Consolidated Statements of Income.

The Company’s consolidated financial statements include the results of OpSens from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition is not material to the Company’s overall financial results.

Sale of Assets

U.S. Blood Donor Management Software

In fiscal 2021, the Company sold certain U.S. blood donor management software solution assets within its Blood Center business unit to the GPI Group (“GPI”). As part of the sale agreement, the Company was entitled to additional consideration contingent on the achievement of commercial milestones over the twelve month period immediately following the closing of the transaction. In fiscal years 2023 and 2022, the Company recognized gains of $0.4 million and $9.6 million, respectively, for contingent consideration earned.

Strategic Investments

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal years 2024 and 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €5.0 million and €30.0 million, respectively. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company has made other certain strategic investments totaling $7.6 million during fiscal 2024. The Company’s strategic investments are classified as other long-term assets on the consolidated balance sheets and the Company did not record any adjustments to the carrying value of our strategic investments in fiscal 2024 or fiscal 2023.

4. REVENUE

As of March 30, 2024, the Company had $26.8 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 79% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of March 30, 2024 and April 1, 2023, the Company had contract liabilities of $31.2 million and $30.2 million, respectively. During fiscal 2024, we recognized $27.9 million of revenue that was included in the above April 1, 2023 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet. As of March 30, 2024 and April 1, 2023, the Company’s contract assets were immaterial.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operational Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $85 million and $95 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During fiscal 2024, 2023 and 2022, the Company incurred $9.8 million, $11.5 million and $28.7 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under this program are $77.0 million as of March 30, 2024.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities.

The following table summarizes the activity for restructuring reserves related to portfolio rationalization initiatives, the 2020 Program and prior programs for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022, substantially all of which relates to employee severance and other employee costs:

(In thousands)	Portfolio Rationalization	2020 Program	Prior Programs	Total
Balance at April 3, 2021	$—	$575	$437	$1,012
Costs incurred, net of reversals	—	4,202	28	4,230
Payments	—	(2,317)	(120)	(2,437)
Balance at April 2, 2022	$—	$2,460	$345	$2,805
Costs incurred, net of reversals	—	576	81	657
Payments	—	(1,226)	(86)	(1,312)
Balance at April 1, 2023	$—	$1,810	$340	$2,150
Costs incurred, net of reversals	13,915	450	(276)	14,089
Payments	(2,606)	(1,775)	(64)	(4,445)
Balance at March 30, 2024	11,309	485	—	11,794

The following presents the restructuring costs by line item during fiscal 2024, 2023 and 2022 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2024	2023	2022
Cost of goods sold	$11,286	$(215)	$2,236
Research and development	456	—	105
Selling, general and administrative expenses	2,347	872	1,889
Total	$14,089	$657	$4,230

As of March 30, 2024, the Company had a restructuring liability of $11.8 million, all of which is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $9.5 million, $10.9 million and $24.6 million in fiscal 2024, 2023 and 2022, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents the restructuring related costs by line item during fiscal 2024, 2023 and 2022 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2024	2023	2022
Cost of goods sold	$5,734	$7,991	$17,832
Research and development	1,750	1,050	714
Selling, general and administrative expenses	2,015	1,851	6,048
Total	$9,499	$10,892	$24,594

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs
(In thousands)	2024	2023	2022
Plasma	$1,015	$(48)	$2,492
Blood Center	5,606	—	(18)
Hospital	3,863	165	(93)
Corporate	3,605	540	1,849
Total	$14,089	$657	$4,230

Restructuring related costs
(In thousands)	2024	2023	2022
Plasma	$1,050	$1,385	$7,906
Blood Center	286	75	556
Hospital	408	546	379
Corporate	7,755	8,886	15,753
Total	$9,499	$10,892	$24,594

Total restructuring and restructuring related costs	$23,588	$11,549	$28,824

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INCOME TAXES

Domestic and foreign income before provision (benefit) for income tax is as follows:

(In thousands)	2024	2023	2022
Domestic	$112,563	$85,657	$(5,219)
Foreign	39,302	55,746	68,848
Total	$151,865	$141,403	$63,629

The income tax provision (benefit) from continuing operations contains the following components:

(In thousands)	2024	2023	2022
Current
Federal	$29,113	$6,461	$3,586
State	6,539	4,824	1,682
Foreign	9,532	8,940	9,940
Total current	$45,184	$20,225	$15,208
Deferred
Federal	(6,165)	14,298	3,455
State	2,132	(7,678)	310
Foreign	(6,844)	(843)	1,281
Total deferred	$(10,877)	$5,777	$5,046
Total	$34,307	$26,002	$20,254

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 30, 2024	April 1, 2023
Deferred tax assets:
Depreciation	$1,817	$174
Amortization of intangibles	3,715	1,013
Inventory	5,502	7,674
Accruals, reserves and other deferred tax assets	18,777	15,680
Net operating loss carry-forward	16,221	20,996
Stock based compensation	3,965	4,230
Operating lease liabilities	16,132	15,851
Tax credit carry-forward, net	7,766	5,072
Capitalized research expenses	31,370	19,671
Gross deferred tax assets	105,265	90,361
Less valuation allowance	(10,239)	(8,838)
Total deferred tax assets (after valuation allowance)	95,026	81,523
Deferred tax liabilities:
Depreciation	(35,279)	(37,400)
Amortization of goodwill and intangibles	(96,597)	(57,752)
Unremitted earnings	(1,334)	(1,163)
Operating lease assets	(13,341)	(13,220)
Other deferred tax liabilities	(3,380)	(2,942)
Total deferred tax liabilities	(149,931)	(112,477)
Net deferred tax liabilities	$(54,905)	$(30,954)

The increase in the worldwide net deferred tax liability is primarily due to the acquisition of intangibles with book basis in excess of tax basis during fiscal 2024, partially offset by research expenditures capitalized for tax purposes.

The valuation allowance increase of $1.4 million during fiscal 2024 is primarily due to acquired foreign deferred tax assets for which the valuation allowance was recorded in acquisition accounting and changes in the valuation allowance in certain foreign jurisdictions based on current year operating results. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 30, 2024 includes deferred tax liabilities related to amortizable tax basis in goodwill and other indefinite lived assets, which can only be used as a source of income to benefit other indefinite lived deferred tax assets.

As of March 30, 2024, the Company maintains a valuation allowance against certain U.S. federal tax credit carryforwards and U.S. state net operating loss and tax credit carryforwards that are not more-likely-than-not realizable as well as a valuation allowance against the net deferred tax assets of certain foreign subsidiaries.

In connection with the March 2021 acquisition of Cardiva Medical, Inc., the Company acquired federal and state net operating loss carryforwards of $150.9 million and $93.3 million, respectively. The Company also acquired federal and state tax research credit carryforwards of $0.2 million and $0.4 million, respectively. These net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of inception (July 2002) through March 1, 2021. The study concluded that ownership changes occurred during that

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The remaining carryforwards disclosed in the deferred tax table above represent the amount of attributes that can be utilized based on the results of the study. The Company does not believe it has had an ownership change from March 2, 2021 through March 30, 2024 that would result in a limitation. Subsequent ownership changes may further affect the limitation in future years.

As of March 30, 2024, the Company has U.S. federal net operating loss carryforwards of $28.2 million of which $8.2 million will begin to expire in fiscal 2025 and $20.0 million can be carried forward indefinitely. The Company has U.S. state net operating losses of $56.3 million of which $51.0 million will expire at various times between fiscal 2025 and fiscal 2040 and $5.3 million can be carried forward indefinitely. The Company has federal and state tax credits of $0.6 million and $5.5 million, respectively, which will begin to expire in fiscal 2029 and fiscal 2028, respectively.

As of March 30, 2024, the Company has Canadian federal and provincial net operating loss carryforwards of $19.6 million and $21.2 million, respectively, which will expire from fiscal 2036 through fiscal 2044. The Company has other foreign net operating losses of approximately $4.0 million that are available to reduce future income which can be carried forward indefinitely. The Company has foreign research tax credits of $3.5 million which will begin to expire in fiscal 2027.

As of March 30, 2024, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $96.3 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The income tax provision differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2024		2023		2022
Tax at federal statutory rate	$31,892	21.0%	$29,695	21.0%	$13,362	21.0%
Impact of foreign operations	(3,631)	(2.4)%	(2,408)	(1.7)%	(3,799)	(6.0)%
State income taxes net of federal benefit	7,037	4.6%	2,939	2.1%	1,384	2.2%
Change in uncertain tax positions	(107)	(0.1)%	81	0.1%	(777)	(1.2)%
Global intangible low taxed income	(555)	(0.4)%	(828)	(0.6)%	3,608	5.7%
Unremitted earnings	171	0.1%	(91)	(0.1)%	194	0.3%
Deferred statutory rate changes	(159)	(0.1)%	82	0.1%	40	0.1%
Non-deductible executive compensation	3,256	2.1%	1,439	1.0%	1,080	1.7%
Non-deductible expenses	2,355	1.6%	827	0.6%	741	1.2%
Stock compensation shortfalls (benefits)	(1,841)	(1.2)%	1,883	1.3%	2,070	3.3%
Research credits	(1,378)	(0.9)%	(2,073)	(1.5)%	(1,496)	(2.4)%
Contingent consideration	—	—%	—	—%	1,880	3.0%
Impact of foreign tax law changes	(2,739)	(1.8)%	—	—%	—	—%
Valuation allowance	(393)	(0.2)%	(5,135)	(3.6)%	254	0.2%
Other, net	399	0.3%	(409)	(0.3)%	1,713	2.7%
Income tax provision	$34,307	22.6%	$26,002	18.4%	$20,254	31.8%

The Company recorded an income tax expense of $34.3 million, representing an effective tax rate of 22.6%. The effective tax rate is higher than the U.S. statutory rate of 21.0%, primarily due to state taxes, non-deductible executive compensation and disallowed stock compensation expense, partially offset by jurisdictional mix of earnings, impact of foreign tax law changes and research credits generated.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 30, 2024, the Company had $3.7 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized. As of April 1, 2023, the Company had $3.9 million of unrecognized tax benefits, of which $3.2 million would impact the effective tax rate, if recognized. As of April 2, 2022, the Company had $3.9 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended March 30, 2024, April 1, 2023 and April 2, 2022:

(In thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Beginning Balance	$3,941	$3,939	$6,107
Additions for tax positions of current year	234	292	219
Reductions of tax positions	(198)	(290)	(808)
Settlements of tax positions	—	—	(1,579)
Expiration of statute of limitations	(234)	—	—
Ending Balance	$3,743	$3,941	$3,939

As of March 30, 2024, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by up to $2.5 million in the next twelve months, as a result of closure of various statutes of limitations.

The Company’s historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.3 million and $0.2 million of gross interest and penalties were accrued at March 30, 2024 and April 1, 2023, respectively, and are not included in the amounts above. Additionally, $0.1 million of accrued interest and penalties was included in income tax provision for each of the years ended March 30, 2024, April 1, 2023 and April 2, 2022.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2021 and foreign income tax examinations for years before fiscal 2019. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2024	2023	2022
Basic EPS
Net income	$117,558	$115,401	$43,375
Weighted average shares	50,706	50,783	51,047
Basic income per share	$2.32	$2.27	$0.85
Diluted EPS
Net income	$117,558	$115,401	$43,375
Basic weighted average shares	50,706	50,783	51,047
Net effect of common stock equivalents	691	637	306
Diluted weighted average shares	51,397	51,420	51,353
Diluted income per share	$2.29	$2.24	$0.84

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion value of the convertible senior notes. For fiscal 2024, 2023 and 2022, weighted average shares outstanding, assuming dilution, excludes the impact of 0.6 million, 0.6 million and 0.9 million anti-dilutive shares, respectively.

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

As of March 30, 2024, the total remaining authorization for repurchases of the Company’s common stock under the share repurchase program was $225.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 30, 2024	April 1, 2023
Raw materials	$134,150	$115,016
Work-in-process	15,488	12,572
Finished goods	167,564	131,791
Total inventories	$317,202	$259,379

In fiscal 2024, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. The Company has recorded charges of $4.4 million related to inventory.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	March 30, 2024	April 1, 2023
Land	$4,130	$5,358
Building and building improvements	124,338	127,634
Plant equipment and machinery	204,622	194,539
Office equipment and information technology	129,979	123,611
Haemonetics equipment	456,414	463,706
Construction in progress	39,694	29,367
Total	959,177	944,215
Less: accumulated depreciation	(647,815)	(633,330)
Property, plant and equipment, net	$311,362	$310,885

Depreciation expense was $55.8 million, $51.2 million and $44.4 million in fiscal 2024, 2023 and 2022, respectively.

In fiscal 2024, $5.8 million of the Company’s property, plant and equipment met held for sale accounting criteria and was reclassified to Prepaid expenses and other current assets in the consolidated balance sheets. In the first quarter of fiscal 2025, subsequent to the year ended March 30, 2024, the Company received $19.9 million in connection with the sale of the applicable facility.

During fiscal 2022, the Company incurred an impairment of property, plant and equipment of $5.2 million in connection with the 2020 Program, refer to Note 5 - Restructuring for details on the 2020 Program, and $2.8 million of accelerated depreciation costs related to disposables manufacturing equipment that was no longer in use. The impairment charge was included in cost of goods sold on the consolidated statements of income and impacted the Plasma reporting segment.

10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2024 and 2023 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of April 2, 2022	$29,043	$34,166	$404,078	$467,287
Currency translation	—	(311)	(745)	(1,056)
Carrying amount as of April 1, 2023	29,043	33,855	403,333	466,231
Acquisitions	—	—	87,079	87,079
Purchase accounting adjustments	—	—	12,283	12,283
Currency translation	—	(371)	(140)	(511)
Carrying amount as of March 30, 2024	$29,043	$33,484	$502,555	$565,082

The results of the Company’s goodwill impairment test performed in the fourth quarter of fiscal 2024, 2023 and 2022 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2024, 2023 and 2022 annual test dates.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of intangible assets and the related accumulated amortization as of March 30, 2024 and April 1, 2023 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2024
Amortizable:
Developed technology	$464,291	$178,413	$285,878
Customer contracts and related relationships	255,144	190,033	65,111
Capitalized software	84,837	69,491	15,346
Patents and other	24,504	11,820	12,684
Trade names	14,320	5,456	8,864
Total	$843,096	$455,213	$387,883
Non-amortizable:
In-process research and development	$13,667
In-process software development	4,567
Total	$18,234

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of April 1, 2023
Amortizable:
Developed technology	$362,506	$153,099	$209,407
Customer contracts and related relationships	203,240	187,774	15,466
Capitalized software	78,962	60,776	18,186
Patents and other	18,504	10,831	7,673
Trade names	9,508	4,942	4,566
Total	$672,720	$417,422	$255,298
Non-amortizable:
In-process research and development	$13,667
In-process software development	3,841
In-process patents	2,965
Total	$20,473

In fiscal 2024, the Company acquired OpSens and recorded $114.9 million of developed technology, $52.3 million of customer contracts and related relationships and $4.8 million of trade names. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the acquisition.

In fiscal 2024, the Company recorded an intangible asset impairment charge of $10.4 million related to the intangibles acquired as part of the enicor GmbH acquisition completed in fiscal 2021 within the Hospital business unit.

Intangible assets include the value assigned to license rights and developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

Aggregate amortization expense for amortized intangible assets for fiscal 2024, 2023 and 2022 was $41.4 million, $42.1 million and $56.6 million, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Fiscal 2025	$44,016
Fiscal 2026	$37,407
Fiscal 2027	$35,228
Fiscal 2028	$33,456
Fiscal 2029	$32,378

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

The Company capitalized $6.6 million and $3.8 million in software development costs for ongoing initiatives during fiscal 2024 and 2023, respectively. At March 30, 2024 and April 1, 2023, the Company had a total of $89.4 million and $82.8 million of software costs capitalized, of which $4.6 million and $3.8 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $8.6 million, $8.5 million and $8.4 million for fiscal 2024, 2023 and 2022, respectively.

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

The following table presents supplemental balance sheet information related to the Company’s operating leases:

(In thousands)	March 30, 2024	April 1, 2023
Assets
Operating lease right-of-use assets in Other long-term assets	$55,268	$53,413
Liabilities
Operating lease liabilities in Other current liabilities	$8,133	$7,162
Operating lease liabilities in Other long-term liabilities	$57,958	$55,903

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	March 30, 2024	April 1, 2023
Weighted average remaining lease term	8.2 years	9.0 years
Weighted average discount rate	5.31%	4.95%

The Company’s operating lease costs were $10.6 million, $10.6 million and $11.0 million during fiscal 2024, 2023 and 2022, respectively.

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$10,636	$11,450	$11,014
Right of use assets obtained in exchange for new operating lease liabilities	$2,450	$211	$587

The following table presents the maturities of our operating lease liabilities as of March 30, 2024:

Fiscal Year (In thousands)	Operating Leases
2025	$11,041
2026	10,609
2027	11,176
2028	9,453
2029	7,622
Thereafter	32,420
Total future minimum operating lease payments	82,321
Less: imputed interest	(16,230)
Present value of operating lease liabilities	$66,091

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	March 30, 2024	April 1, 2023
Convertible notes	$494,813	$492,131
Term loan, net of financing fees	261,971	273,728
Revolving credit facility	50,000	—
Other borrowings	1,009	27
Less current portion	(10,229)	(11,784)
Long-term debt	$797,564	$754,102

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

•Prior to the related redemption date if the Company calls the 2026 Notes for redemption.

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

During fiscal 2024, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of March 30, 2024 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

As of March 30, 2024, the $500.0 million principal balance was netted down by the $5.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $494.8 million. Interest expense related to the 2026 Notes was $2.7 million for the fiscal year ended March 30, 2024, which is entirely attributable to the amortization of the debt issuance costs. The debt issuance costs are amortized at an effective interest rate of 0.5%.

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

On July 26, 2022, the Company entered into an amended and restated credit agreement with certain lenders to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The amended and restated credit agreement provides for a $280.0 million senior unsecured term loan, the proceeds of which have been used to settle the balance of the term loan under the 2018 Credit Facilities, and a $420.0 million senior unsecured revolving credit facility (together, the “2022 Revised Credit Facilities”). Loans under the 2022 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.10% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. Under the 2022 Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants.

The Company applied modification accounting for the credit facility refinancing. For the term loan under the 2022 Revised Credit Facilities, for fiscal 2023, the Company recognized interest expense of $0.5 million for third party fees incurred and capitalized $0.2 million of lender fees related to the term loan. For fiscal 2023, the Company capitalized $1.1 million of lender

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees and third-party costs incurred in the refinancing related to the revolving credit facility under the 2022 Revised Credit Facilities.

At March 30, 2024, $262.5 million was outstanding under the term loan with an effective interest rate of 6.9% and $50.0 million in outstanding borrowings under the revolving credit facility with an effective interest rate of 6.8%. Borrowings under the revolving credit facility during fiscal 2024 were to fund the OpSens acquisition. The Company also had $18.7 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of March 30, 2024.

Under the 2022 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 3.5:1.0 and a consolidated interest coverage ratio not to be less than 4.0:1.0 during periods when the 2022 Revised Credit Facilities are outstanding.

In addition, the Company is required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the revolving credit facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the consolidated EBITDA divided by consolidated interest expense while the Consolidated Net Leverage ratio is calculated as consolidated total debt minus liquidity, divided by consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the 2022 Revised Credit Facilities.

The 2022 Revised Credit Facilities also contain usual and customary non-financial affirmative and negative covenants that include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dispositions, dissolutions or liquidation, asset sales, affiliate transactions, change of its business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to exceptions and qualifications set forth in the credit agreement.

Any failure to comply with the financial and operating covenants of the 2022 Revised Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the 2022 Revised Credit Facilities include customary events of default, in certain cases subject to customary cure periods. As of March 30, 2024, the Company was in compliance with the covenants.

In April 2024, subsequent to the fiscal year ended March 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, have been used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”), which constitutes a $330.0 million increase from the revolving credit facility under the 2022 Revised Credit Facilities. Loans under the 2024 Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. Adjusted Term SOFR Rate loans are also subject to a credit spread adjustment of 0.0% per annum. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity. As of April 30, 2024, the outstanding balance under the revolving credit facility was $230.0 million, which increased from the end of fiscal 2024, primarily due to borrowings associated with the acquisition of Attune Medical on April 1, 2024.

Under the 2024 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 4.0:1.0 or, on up to two occasions during the term of the facility, 4.5:1.0 for the four consecutive fiscal quarters ended immediately following acquisitions meeting certain criteria specified in the agreement.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitment Fee

Pursuant to the 2022 Revised Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the revolving credit facility. The commitment fee is subject to a pricing grid based on the Company’s consolidated leverage ratio. The commitment fee ranges from 0.125% to 0.250%. The current commitment fee on the undrawn portion of the revolving credit facility is 0.175%.

The commitment fees noted above did not change pursuant to the 2024 Revised Credit Facilities.

Debt Issuance Costs and Interest

Expenses associated with the issuance of the term loan were capitalized and are amortized to interest expense over the life of the senior unsecured term loan using the effective interest method. As of March 30, 2024, the $262.5 million term loan balance was netted down by the $0.5 million of remaining debt discount, resulting in a net note payable of $262.0 million.

Interest expense was $19.5 million, $13.0 million and $5.8 million for fiscal 2024, 2023 and 2022, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both March 30, 2024 and April 1, 2023, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The future aggregate amount of debt maturities, adjusted for the impact of the Company’s debt refinancing in April 2024 as discussed above, are as follows:

Fiscal year (In thousands)
2025	$17,341
2026	$507,924
2027	$6,325
2028	$12,575
2029	$18,825
Thereafter	$430,519

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal year ended March 30, 2024, 25.9% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of March 30, 2024 and April 1, 2023 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $74.0 million as of March 30, 2024 and $51.8 million as of April 1, 2023. At March 30, 2024, a gain of $2.8 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of March 30, 2024 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $39.9 million as of March 30, 2024 and $44.7 million as of April 1, 2023.

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

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance the 2018 Credit Facilities and extend their maturity date through June 2025. The 2022 Revised Credit Facilities include a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility. Loans under the 2022 Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR plus 0.10% and an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. In September 2022, the Company entered into four additional interest rate swaps, which when combined with the Amended Swaps, resulted in an average blended fixed interest rate of 3.57% plus the applicable rate on 70% of the notional value of the unsecured term loan until mid-June 2023 and 4.12% plus the applicable rate thereafter on 80% of the notional value until the maturity date in June 2025. The Company has concluded that the two remaining interest rate swaps entered into during September 2022, which cover 80% of the notional value of the unsecured term loan through maturity in June 2025, are effective and qualify for hedge accounting treatment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company held the following interest rate swaps as of March 30, 2024:

Hedged Item	Original Notional Amount	Notional Amount as of March 30, 2024	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	109,900	106,400	9/23/2022	6/15/2023	6/15/2025	4.08%	900
1-month USD Term SOFR	109,900	105,000	9/23/2022	6/15/2023	6/15/2025	4.15%	835
Total	$219,800	$211,400					$1,735

For fiscal 2024, the Company recorded a gain of $2.2 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Twelve Months Ended
(In thousands)	March 30, 2024	April 1, 2023	April 2, 2022
Beginning balance	$4,932	$2,475	$2,226
Credit loss	840	2,623	359
Write-offs	(77)	(166)	(110)
Ending balance	$5,695	$4,932	$2,475

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended March 30, 2024.

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$2,764	$3,502	Net revenues, COGS and SG&A	$1,973	Interest and other expense, net
Non-designated foreign currency hedge contracts	—	—		$1,510	Interest and other expense, net
Designated interest rate swaps, net of tax	$2,148	$(5)	Interest and other expense, net

The Company did not have fair value hedges or net investment hedges outstanding as of March 30, 2024 or April 1, 2023. As of March 30, 2024, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 30, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its consolidated balance sheets as of March 30, 2024 and April 1, 2023:

(In thousands)	Location in Balance Sheet	As of March 30, 2024	As of April 1, 2023
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,353	$1,401
Non-designated foreign currency hedge contracts	Other current assets	154	302
Designated interest rate swaps	Other current assets	1,673	1,110
Designated interest rate swaps	Other long-term assets	62	—
		$3,242	$2,813
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$395	$24
Non-designated foreign currency hedge contracts	Other current liabilities	536	58
Designated interest rate swaps	Other long-term liabilities	—	1,807
		$931	$1,889

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 30, 2024 and April 1, 2023.

	As of March 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,073	$—	$—	$43,073
Designated foreign currency hedge contracts	—	1,353	—	1,353
Non-designated foreign currency hedge contracts	—	154	—	154
Designated interest rate swaps	—	1,735	—	1,735
	$43,073	$3,242	$—	$46,315
Liabilities
Designated foreign currency hedge contracts	$—	$395	$—	$395
Non-designated foreign currency hedge contracts	—	536	—	536
	$—	$931	$—	$931

	As of April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$132,341	$—	$—	$132,341
Designated foreign currency hedge contracts	—	1,401	—	1,401
Non-designated foreign currency hedge contracts	—	302	—	302
Designated interest rate swaps	—	1,110	—	1,110
	$132,341	$2,813	$—	$135,154
Liabilities
Designated foreign currency hedge contracts	$—	$24	$—	$24
Non-designated foreign currency hedge contracts	—	58	—	58
Designated interest rate swaps	—	1,807	—	1,807
Contingent consideration	—	—	863	863
	$—	$1,889	$863	$2,752

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Fair Value Disclosures

The fair value of the 2026 Notes as of March 30, 2024 was $460.1 million, which was determined by using the market price on the last trading day of the reporting period and is considered as level 2 in the fair value hierarchy.

The senior unsecured term loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

14. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the “401k Plan”) that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company’s matching contributions amounted to approximately $8.1 million, $6.9 million and $6.3 million in fiscal 2024, 2023 and 2022, respectively. Upon the Company’s Board of Directors’ approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2024, 2023, or 2022.

Some of the Company’s subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $0.7 million, $0.6 million and $0.6 million in fiscal 2024, 2023 and 2022, respectively.

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

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2024	2023	2022
Service cost	$1,316	$1,453	$1,714
Interest cost on benefit obligation	684	409	242
Expected return on plan assets	(264)	(180)	(88)
Actuarial (gain) loss	(180)	19	189
Amortization of unrecognized prior service cost	(215)	(180)	(175)
Plan settlements	—	(330)	(184)
Totals	$1,341	$1,191	$1,698

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 30, 2024	April 1, 2023
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(25,465)	$(30,410)
Service cost	(1,316)	(1,453)
Interest cost	(684)	(409)
Benefits paid	2,253	748
Actuarial (loss) gain	(2,392)	3,675
Employee and plan participants contribution	(3,423)	(1,599)
Plan settlements	34	1,775
Foreign currency changes	(1,330)	2,208
Benefit obligation, end of year	$(32,323)	$(25,465)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$18,463	$17,447
Company contributions	1,584	1,436
Benefits paid	(1,788)	(593)
Gain on plan assets	238	105
Employee and plan participants contribution	3,368	1,670
Plan settlements	—	(1,647)
Foreign currency changes	(14)	45
Fair value of plan assets, end of year	$21,851	$18,463
Funded Status*	$(10,472)	$(7,002)
Unrecognized net actuarial gain	(1,288)	(3,757)
Unrecognized prior service cost	(969)	(1,133)
Net amount recognized	$(12,729)	$(11,892)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $7.0 million and $7.1 million at March 30, 2024 and April 1, 2023, respectively. The total liability for this plan, which is included in the table above, was $7.8 million and $7.5 million as of March 30, 2024 and April 1, 2023, respectively.

The accumulated benefit obligation for all plans was $30.1 million and $25.2 million for fiscal 2024 and 2023, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 30, 2024 and April 1, 2023.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company’s accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of April 3, 2021	$(560)
Actuarial gain	2,532
Prior service cost	$(194)
Plan settlements	(159)
Balance as of April 2, 2022	$1,619
Actuarial gain	2,695
Prior service cost	46
Plan settlements	(285)
Balance as of April 1, 2023	$4,075
Actuarial loss	(2,157)
Prior service credit	(170)
Balance as of March 30, 2024	$1,748

The Company expects to amortize $0.2 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2025.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2024	2023	2022
Discount rate	2.05%	2.43%	1.38%
Rate of increased salary levels	1.86%	1.94%	1.81%
Expected long-term rate of return on assets	0.94%	0.87%	0.69%

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

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company’s defined benefit pension plan at fair value as of March 30, 2024. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 13, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at March 30, 2024. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments. Estimated future benefit payments are as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Fiscal 2025	$1,598
Fiscal 2026	$1,551
Fiscal 2027	$1,537
Fiscal 2028	$1,841
Fiscal 2029	$2,431
Fiscal 2030-2034	$12,355

The Company’s contributions for fiscal 2025 are expected to be consistent with the current year.

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

During the third quarter of fiscal 2021, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts. The subpoena requested certain documents regarding the Company’s apheresis and autotransfusion devices and disposables, including documents relating to product complaints and adverse event reporting, regulatory clearances and product design changes, among other matters. The Company has fully cooperated with this inquiry. On August 16, 2022, the U.S. Department of Justice (“DOJ”) filed a motion on behalf of the United States and 31 states reflecting their decision to not intervene in the underlying qui tam action captioned United States ex rel. Berthelot et al. v. Haemonetics Corp., 1:20-cv-11062-ADB, pending in the U.S. District Court for the District of Massachusetts, indicating that the DOJ had completed its investigative activity based on then available information. The qui tam case was unsealed by order dated August 18, 2022. On January 12, 2024, the Company entered into an agreement with the individual plaintiffs in the qui tam case that provides for settlement of certain unrelated employment matters and releases those individuals’ claims. During fiscal 2024, the Company recorded an additional loss contingency related to this matter, which did not have a material impact on its consolidated financial statements. On January 16, 2024, the relators in the qui tam case filed a stipulation of dismissal of their claims against the Company. The court dismissed the qui tam claims with prejudice as to the relators and without prejudice as to the government.

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter. In the third quarter of fiscal 2024, the parties requested preliminary court approval of a final settlement agreement, which was granted in February 2024, and the Company recorded an immaterial additional loss contingency related to settlement administration, resulting in an accrual of $8.7 million within Other current liabilities in its consolidated balance sheets. In March 2024, notice of the settlement was mailed to class members and the parties are now awaiting the complete administration of the settlement through the third-party administrator.

During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of OpSens, and Haemonetics (1:24-cv-00206-CFC). The complaint alleges, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor technology, infringe a single patent held by the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiffs and seeks both injunctive relief and damages. The Company believes it has valid and meritorious defenses to the complaint and plans to vigorously defend against the complaint if and when served.

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of March 30, 2024, the Company has recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. The Company continues to evaluate the impact of this recall and may record additional incremental charges in future periods.

16. CAPITAL STOCK

Stock Plans

The Haemonetics Corporation 2019 Long-Term Incentive Compensation Plan (the “2019 Equity Plan”) was approved and became effective on July 25, 2019 (the “Effective Date”). The 2019 Equity Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including performance-based restricted stock units) and other awards to the Company’s key employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. The 2019 Equity Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), which consists of four independent members of the Company’s Board of Directors, and is the successor to the Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, as amended (the “2005 Equity Plan”). Upon the Effective Date, no further awards were granted under the 2005 Equity Plan; however, each outstanding award under the 2005 Equity Plan will remain outstanding under that plan and continue to be governed under its terms and any applicable award agreement.

The 2019 Equity Plan initially had a share reserve of 2,700,000 new shares of common stock, plus the number of shares of common stock reserved for issuance under the 2005 Plan that remained available for grant under the 2005 Plan as of July 25, 2019, an aggregate of 5,759,433 shares as of the Effective Date.

On August 4, 2023, the 2019 Equity Plan was amended and restated to increase the number of shares available for issuance under the Plan by 2,966,231 additional shares, from 1,975,970 shares to 4,942,201 shares of common stock, subject to adjustment as provided by the terms of the 2019 Equity Plan, as amended and restated.

Under the 2019 Equity Plan, as amended and restated, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant under the 2019 Equity Plan, as amended and restated and giving effect to the applicable adjustment provisions, were 5,340,447 as of March 30, 2024.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

(In thousands)	2024	2023	2022
Selling, general and administrative expenses	$23,662	$21,903	$20,694
Research and development	3,106	2,364	2,537
Cost of goods sold	1,564	1,316	1,128
	$28,332	$25,583	$24,359

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

A summary of stock option activity for the fiscal year ended March 30, 2024 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at April 1, 2023	1,150,194	$64.21	3.55	$27,481
Granted	179,696	89.09
Exercised	(234,913)	32.65
Forfeited/Canceled	(27,973)	83.46
Outstanding at March 30, 2024	1,067,004	$74.86	3.68	$16,820

Exercisable at March 30, 2024	561,037	$77.88	2.36	$8,555

Vested or expected to vest at March 30, 2024	983,780	$74.98	3.59	$15,663

The total intrinsic value of options exercised was $12.4 million, $1.9 million and $1.7 million during fiscal 2024, 2023 and 2022, respectively.

As of March 30, 2024, there was $10.3 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.

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

The assumptions utilized for option grants during the periods presented are as follows:

	2024	2023	2022
Volatility	45.3%	45.0%	41.9%
Expected life (years)	5.1	5.0	4.9
Risk-free interest rate	3.5%	2.9%	0.8%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$39.46	$24.86	$20.97

Restricted Stock Units

Restricted Stock Units (“RSUs”) generally vest in equal installments over a three or four year period for employees and one year from grant for non-employee directors. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU activity for the fiscal year ended March 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2023	381,308	$63.94
Granted	141,031	89.21
Vested	(166,193)	67.14
Forfeited	(18,138)	71.45
Unvested at March 30, 2024	338,008	$72.52

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2024	2023	2022
Grant-date fair value per RSU	$89.21	$59.36	$56.96
Fair value of RSUs vested	$67.14	$70.24	$79.60

As of March 30, 2024, there was $15.7 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.0 years.

Performance Share Units

The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. The PSUs comparison group consists of the Standard and Poor's (“S&P”) MidCap 400 Index. Depending on the Company’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company’s performance relative to the its comparison group. As a result, the Company may issue up to 739,600 shares related to outstanding performance-based awards.

A summary of PSU activity for the fiscal year ended March 30, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 1, 2023	323,987	$87.35
Granted(1)	54,558	128.83
Forfeited	(8,745)	88.20
Unvested at March 30, 2024	369,800	$94.26
(1) Includes the adjustment of 59,091 shares for awards granted in fiscal 2021, based on actual relative total shareholder return of 0%

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2024	2023	2022
Expected stock price volatility	48.20%	52.22%	49.23%
Peer group stock price volatility	40.29%	47.43%	45.75%
Correlation of returns	59.93%	65.45%	65.06%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of PSUs granted is as follows:

	2024	2023	2022
Grant-date fair value per PSU	$128.83	$84.96	$72.52

As of March 30, 2024, there was $18.1 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.7 years.

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

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2024	2023	2022
Volatility	28.6%	44.9%	55.6%
Expected life (months)	6	6	6
Risk-free interest rate	5.4%	2.9%	0.1%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $20.27, $18.10 and $20.77 during fiscal 2024, 2023 and 2022, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended March 30, 2024 and April 1, 2023:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance, April 2, 2022	$(27,919)	$1,619	$346	$(25,954)
Other comprehensive (loss) income before reclassifications	(6,016)	2,456	4,269	709
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(5,136)	(5,136)
Net current period other comprehensive (loss) income	(6,016)	2,456	(867)	(4,427)
Balance, April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
Other comprehensive (loss) income before reclassifications	(4,339)	(2,327)	4,912	(1,754)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(3,497)	(3,497)
Net current period other comprehensive (loss) income	(4,339)	(2,327)	1,415	(5,251)
Balance, March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
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

The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

Management measures and evaluates the operating segments based on operating income. Management excludes certain corporate expenses from segment operating income. In addition, certain amounts that management considers to be non-recurring or non-operational are excluded from segment operating income because management evaluates the operating results of the segments excluding such items. These items include integration and transaction costs, amortization of acquired intangible assets, restructuring costs, restructuring related costs, digital transformation costs related to the upgrade of our enterprise resource planning system, impairments and write downs, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains and losses on dispositions and sale of assets. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. Management measures and evaluates the Company’s net revenues and operating income using internally derived standard currency exchange rates that remain constant from year to year; therefore, segment information is presented on this basis.

Selected information by reportable segment is presented below:

(In thousands)	2024	2023	2022
Net revenues
Plasma	$565,399	$500,489	$351,945
Blood Center	278,959	289,365	294,541
Hospital	445,982	378,206	321,580
Net revenues by business unit	1,290,340	1,168,060	968,066
Service (1)	21,631	21,424	20,811
Effect of exchange rates	(2,916)	(20,824)	4,319
Total net revenues	$1,309,055	$1,168,660	$993,196
(1) Reflects revenue for service, maintenance and parts.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2024	2023	2022
Segment operating income
Plasma	$309,791	$278,580	$183,131
Blood Center	109,556	132,107	136,691
Hospital	184,177	154,416	129,783
Segment operating income	603,524	565,103	449,605
Corporate expenses (1)	(325,016)	(355,089)	(281,476)
Effect of exchange rates	(1,971)	8,419	18,993
Amortization of acquired intangible assets	(32,031)	(32,640)	(47,414)
Amortization of fair value inventory step-up	(3,347)	—	—
Integration and transaction costs	(11,249)	411	(21,604)
Restructuring costs	(14,089)	(657)	(4,230)
Restructuring related costs	(9,499)	(10,892)	(24,594)
Digital transformation costs	(15,667)	(4,536)	—
Write downs of certain in-process intangible assets and PCS2 related charges	(5,095)	616	(5,732)
MDR and IVDR costs	(5,588)	(9,854)	(11,033)
Litigation-related charges	(6,670)	(5,230)	(1,368)
Impairment of intangible assets	(10,419)	—	—
Gains on divestiture and sale of assets	2,000	382	9,603
Operating income	$164,883	$156,033	$80,750
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

(In thousands)	2024	2023	2022
Plasma	$565,944	$496,923	$351,347

Apheresis	204,086	200,546	221,878
Whole Blood	72,058	79,416	76,634
Blood Center	276,144	279,962	298,512

Interventional Technologies	174,285	126,717	93,827
Hemostasis Management	159,139	138,854	127,379
Other	111,938	106,160	101,598
Hospital	445,362	371,731	322,804

Net business unit revenues	1,287,450	1,148,616	972,663
Service	21,605	20,044	20,533
Total net revenues	$1,309,055	$1,168,660	$993,196

(In thousands)	2024	2023	2022
Depreciation and amortization
Plasma	$45,712	$41,612	$28,314
Blood Center	13,391	13,927	32,489
Hospital	38,112	37,768	36,944
Total depreciation and amortization (excluding impairment charges)	$97,215	$93,307	$97,747

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	March 30, 2024	April 1, 2023
Long-lived assets(1)
Plasma	$211,121	$202,075
Blood Center	54,262	68,395
Hospital	45,979	40,415
Total long-lived assets	$311,362	$310,885
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by operating regions is presented below:

(In thousands)	March 30, 2024	April 1, 2023
Long-lived assets(1)
United States	$246,473	$251,812
Japan	1,597	997
Europe	15,310	14,587
Rest of Asia	26,728	26,263
Other	21,254	17,226
Total long-lived assets	$311,362	$310,885
(1) Long-lived assets are comprised of property, plant and equipment.

(In thousands)	2024	2023	2022
Net revenues
United States	$970,007	$842,897	$639,322
Japan	58,087	61,295	75,562
Europe	160,142	156,680	163,520
Rest of Asia	107,536	104,135	110,802
Other	13,283	3,653	3,990
Total net revenues	$1,309,055	$1,168,660	$993,196

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 30, 2024. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company’s management believes that its internal controls over financial reporting were effective as of March 30, 2024.

The Acquisition of OpSens Inc.

On December 12, 2023, the Company completed its acquisition of OpSens. In accordance with the SEC Staff’s interpretative guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business’s internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. OpSens represented approximately 1% of both the Company’s total net revenues in fiscal 2024 and total assets as of March 30, 2024. As such, we have excluded OpSens from our annual assessment of internal control over financial reporting as of March 30, 2024.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Haemonetics Corporation

Opinion on Internal Control over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OpSens Inc., which is included in the 2024 consolidated financial statements of the Company and constituted approximately 1% of total assets as of March 30, 2024 and 1% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OpSens Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated May 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 20, 2024

ITEM 9B. OTHER INFORMATION

During the three months ended March 30, 2024, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

Trading Arrangement
Name and Title	Action	Date(1)	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(2)	Expiration Date(3)
Anila Lingamneni, EVP, Chief Technology Officer	Adoption	3/13/2024	X		11,679(4)	5/30/2025
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
(4) Includes 7,070 target shares subject to a performance share unit (“PSU”) award previously granted to Ms. Lingamneni on May 18, 2021. The actual number of shares to be earned under the PSU award, and subject to sale under this trading arrangement, may range from 0% to a maximum of 200% of the target award depending upon the Company’s total shareholder return relative to the components of the S&P MidCap 400 index during a three-year performance period from May 18, 2021 to May 17, 2024.

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

We have also adopted a Securities Trading Policy that applies to our directors, officers and other employees. The Securities Trading Policy is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. The policy designates certain regular periods each quarter in which we restrict trading in Haemonetics securities for directors, officers and other individuals presumed to hold information-sensitive positions in connection with our release of financial results (these individuals must also seek mandatory pre-clearance from our General Counsel in order to trade during permitted trading windows). The Chief Financial Officer and General Counsel may impose additional periods of trading restriction for directors, officers and other employees as warranted by business developments. Our Securities Trading Policy further prohibits directors, officers and other employees from engaging in pledging, hedging or similarly speculative transactions with respect to Haemonetics securities, including, without limitation, same day or short-term trading (i.e., day trading), short sales, and buying, selling or writing puts, calls or other derivatives denominated in Haemonetics securities. A copy of the Securities Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:
A)Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 102, which is incorporated herein by reference.

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit Number	Description
2.1	Arrangement Agreement, dated as of October 10, 2023, by and among the Company, OpSens Inc. and 9500-7704 Quebec Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).
3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).
3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4.2	Description of Common Stock (filed as Exhibit 4B to the Company’s Form 10-K for the fiscal year ended March 28, 2020 and incorporated herein by reference).
4.3	Indenture, dated as of March 5, 2021, between Haemonetics Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).
4.4	Form of certificate representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4D) (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).
10.1
Haemonetics Corporation 2005 Long-Term Incentive Compensation Plan, reflecting amendments dated July 31, 2008, July 29, 2009, July 21, 2011, November 30, 2012, July 24, 2013, January 21, 2014, and July 23, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2014 and incorporated herein by reference) (2).

10.2
Haemonetics Corporation Amended and Restated 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2023 and incorporated herein by reference) (2).

10.3
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (filed as Exhibit 10S to the Company’s Form 10-K for the fiscal year ended March 30, 2010 and incorporated herein by reference) (2).

10.4
Form of Non-Qualified Stock Option Award Agreement under 2005 Long-Term Incentive Compensation Plan for Employees (adopted fiscal 2019) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference) (2).

10.5
Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.6	Form of Nonqualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.7
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.8
Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.9	Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.10
Form of Performance Share Unit Award Agreement Under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed herewith as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.11	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.12	Amended and Restated 2007 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference) (2).
10.13
Employment Agreement effective as of May 16, 2016 between the Company and Christopher A. Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference) (2).

10.14
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.15
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.16
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.17
Form of Change in Control Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.18
Haemonetics Corporation Worldwide Employee Bonus Plan (as amended and restated effective May 13, 2023) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).

10.19	Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).
10.20	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 30, 2023 and incorporated herein by reference) (1).
10.21	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 27, 2020 and incorporated herein by reference) (1).
10.22	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).
10.23	Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.24	Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.25	Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.26	Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.27	Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.28
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

10.29	Sixth Amendment to Lease dated February 21, 2000, made as of December 13, 2023, by and between Santa Maria Industrial Partners, L.P. (as successor to the lease), Haemonetics Mexico Manufacturing, S. de R.L. de C.V. and the Company, in its capacity as guarantor, for property located in Tijuana, Mexico (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 30, 2023 and incorporated herein by reference) (1).

10.30	Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.31	Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10X to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.32
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

10.33	Second Amendment to Lease Agreement effective December 3, 2007, made as of June 17, 2022 between Mrs. Blanca Estela Colunga Santelices and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 2022 and incorporated herein by reference) (1).
10.34	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company’s 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10.35	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.36	Amendment No. 1 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.37	Amendment No. 2 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of August 3, 2022 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2022 and incorporated herein by reference) (1).
10.38	Second Amended and Restated Credit Agreement, dated as of April 30, 2024, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 1, 2024 and incorporated herein by reference).
10.39*	Lease, dated April 15, 2015, by and between OpSens Inc. and 1405 PTQM S.E.C., for property located at 750, Boulevard du Technologique, Quebec.
10.40*	Addendum No. 1 to Lease, dated December 5, 2022, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec.
10.41*	Addendum No. 2 to Lease, dated May 1, 2023, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec.
10.42	Form of Confirmation of Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 5, 2021 and incorporated herein by reference).
10.43	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 16, 2021 and incorporated herein by reference).
10.44	Form of Voting and Support Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).
19.1*	Securities Trading Policy (2).
21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James D'Arecca, Executive Vice President, Chief Financial Officer of the Company.
97.1*	Compensation Recovery Policy (2).

101*	The following materials from Haemonetics Corporation on Form 10-K for the year ended March 30, 2024, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.
**	Document furnished with this report.
(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under Securities and Exchange Commission rules and regulations. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.
(2)	Agreement, plan, or arrangement related to the compensation of officers or directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 20, 2024
Christopher A. Simon	(Principal Executive Officer)

/s/ James C. D’Arecca	Executive Vice President, Chief Financial Officer	May 20, 2024
James C. D’Arecca	(Principal Financial Officer)

/s/ Maryanne E. Farris	Vice President, Chief Accounting Officer	May 20, 2024
Maryanne E. Farris	(Principal Accounting Officer)

/s/ Robert E. Abernathy	Director	May 20, 2024
Robert E. Abernathy

/s/ Diane M. Bryant	Director	May 20, 2024
Diane M. Bryant

/s/ Michael J. Coyle	Director	May 20, 2024
Michael J. Coyle

/s/ Charles J. Dockendorff	Director	May 20, 2024
Charles J. Dockendorff

/s/ Lloyd E. Johnson	Director	May 20, 2024
Lloyd E. Johnson

/s/ Mark W. Kroll	Director	May 20, 2024
Mark W. Kroll

/s/ Claire Pomeroy	Director	May 20, 2024
Claire Pomeroy

/s/ Ellen M. Zane	Director	May 20, 2024
Ellen M. Zane