Form 10-Q
period 2024-06-29
HAEMONETICS CORP
filed 2024-08-08
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of August 6, 2024: 51,177,734

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended
	June 29, 2024	July 1, 2023
Net revenues	$336,172	$311,332
Cost of goods sold	161,248	144,067
Gross profit	174,924	167,265
Operating expenses:
Research and development	14,449	12,648
Selling, general and administrative	108,248	93,485
Amortization of acquired intangible assets	12,471	7,473
Total operating expenses	135,168	113,606
Operating income	39,756	53,659
Interest and other income (expense), net	6,957	(2,069)
Income before provision for income taxes	46,713	51,590
Provision for income taxes	8,340	10,548
Net income	$38,373	$41,042

Net income per share - basic	$0.75	$0.81
Net income per share - diluted	$0.74	$0.80

Weighted average shares outstanding
Basic	50,943	50,542
Diluted	51,564	51,340

Comprehensive income	$31,338	$41,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	June 29, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$344,429	$178,800
Accounts receivable, less allowance for credit losses of $5,719 at June 29, 2024 and $5,695 at March 30, 2024	201,485	206,562
Inventories, net	373,787	317,202
Prepaid expenses and other current assets	58,877	66,339
Total current assets	978,578	768,903
Property, plant and equipment, net	302,480	311,362
Intangible assets, less accumulated amortization of $469,659 at June 29, 2024 and $455,213 at March 30, 2024	494,935	406,117
Goodwill	613,347	565,082
Deferred tax asset	9,369	7,739
Other long-term assets	142,268	136,388
Total assets	$2,540,977	$2,195,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$5,109	$10,229
Accounts payable	76,929	73,358
Accrued payroll and related costs	40,768	80,708
Other current liabilities	137,270	136,088
Total current liabilities	260,076	300,383
Long-term debt	1,218,477	797,564
Deferred tax liability	64,793	62,644
Other long-term liabilities	92,263	75,041
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 51,152,886 shares at June 29, 2024 and 50,787,859 shares at March 30, 2024	512	508
Additional paid-in capital	560,881	634,627
Retained earnings	386,642	360,456
Accumulated other comprehensive loss	(42,667)	(35,632)
Total stockholders’ equity	905,368	959,959
Total liabilities and stockholders’ equity	$2,540,977	$2,195,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2024	50,788	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	47	—	3,441	—	—	3,441
Exercise of stock options	73	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280	3	(3)	—	—	—
Tax withholding on employee equity awards	(35)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,153	$512	$560,881	$386,642	$(42,667)	$905,368

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)	—	(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Three Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net income	$38,373	$41,042
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	29,136	23,032
Amortization of fair value inventory step-up	5,239	—
Share-based compensation expense	7,628	6,989
Gain on repurchase of convertible senior notes, net	(12,600)	—
Inventory reserve adjustment	3,602	(1,785)
Gains on sales of property, plant and equipment	(14,291)	(214)
Other non-cash operating activities	(1,927)	1,726
Change in operating assets and liabilities:
Change in accounts receivable	7,970	1,010
Change in inventories	(39,830)	(29,396)
Change in prepaid income taxes	3,223	1,595
Change in other assets and other liabilities	(9,839)	(9,986)
Change in accounts payable and accrued expenses	(44,105)	(14,927)
Net cash (used in) provided by operating activities	(27,421)	19,086
Cash Flows from Investing Activities:
Capital expenditures	(5,656)	(7,681)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(4,211)	(1,982)
Acquisition, net of cash acquired	(149,151)	—
Proceeds from sale of property, plant and equipment	20,362	402
Other investments	(541)	(6,000)
Net cash used in investing activities	(139,197)	(15,261)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	700,000	—
Repurchase of convertible senior notes	(185,500)	—
Purchase of capped call related to convertible notes	(88,200)	—
Term loan borrowings	250,000	—
Term loan redemption	(262,500)	—
Payments on revolving facility	(50,000)	—
Repayment of term loan borrowings	(1,563)	(1,750)
Debt issuance costs	(23,135)	—
Proceeds from employee stock purchase plan	3,441	2,871
Proceeds from exercise of stock options	961	627
Cash used to net share settle employee equity awards	(9,750)	(1,483)
Other financing activities	(62)	(863)
Net cash provided by (used in) financing activities	333,692	(598)
Effect of exchange rates on cash and cash equivalents	(1,445)	(1,974)
Net Change in Cash and Cash Equivalents	165,629	1,253
Cash and Cash Equivalents at Beginning of Period	178,800	284,466
Cash and Cash Equivalents at End of Period	$344,429	$285,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 29, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2025 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the three months ended June 29, 2024.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Standards to be Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2023-07, Segment Reporting (Topic 280). The new guidance requires public entities to provide expanded disclosures over significant segment expenses and additional disclosures related to the chief operating decision maker. ASC Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance is applicable to Haemonetics beginning with the fiscal 2025 Annual Report on Form 10-K. The Company is currently evaluating the impact to its interim and annual report disclosures.

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

3. ACQUISITIONS AND STRATEGIC INVESTMENTS

Acquisitions

Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for total consideration of $186.2 million, which included an upfront cash payment of $160.7 million, or $149.2 million net of cash acquired, the fair value of contingent consideration of $25.0 million, and $0.5 million of estimated working capital adjustments. The Company’s purchase price is subject to customary working capital and certain other adjustments as of the closing of the transaction and additional contingent consideration based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

Attune Medical's ensoETM technology is designed for use across a range of medical conditions involving patient cooling or warming, including treatment in electrophysiology, critical care, neurocritical care, trauma, burn surgery, spine surgery, and cancer surgery, among others. The Company’s addition of the Esophageal Protection product line through its acquisition of Attune Medical expands the Hospital business unit’s presence in electrophysiology and complements its Vascular Closure product line within Interventional Technologies, which is included in the Hospital reportable segment.

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The most significant open items include the valuation of certain intangible assets, contingent consideration and the accounting for income taxes as the Company is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805. As of June 29, 2024, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities.

The preliminary purchase price of $174.7 million, net of $11.5 million of cash acquired consists of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	April 1, 2024
Accounts receivable	$3,784
Inventories	26,300
Prepaid expenses and other current assets	906
Property, plant and equipment	200
Intangible assets	103,400
Goodwill	69,542
Total assets acquired	$204,132
Accounts payable	2,260
Accrued payroll and related costs	2,129
Other liabilities	489
Deferred tax liability	24,593
Total liabilities assumed	$29,471
Net assets acquired	$174,661

The Company determined the identifiable intangible assets were developed technology, customer contracts and related relationships and trade names. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Developed technology was valued using the excess earnings method. Customer contracts and related relationships were valued using the distributor method. The trademark was valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset. As of June 29, 2024, the valuation of the intangible assets is preliminary as the Company is still evaluating information related to the assets’ cash flow projections.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Attune Medical, the Company recognized goodwill of $69.5 million based on expected synergies from integration into our Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Developed technology	$94,000	10 years	22.5%
Customer contracts and related relationships	7,600	10 years	22.0%
Trade names	1,800	10 years	22.0%
Total	$103,400

The Company recorded a long-term net deferred tax liability of $24.6 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

Acquisition-Related Costs

The Company incurred $9.8 million of acquisition-related costs for the three months ended June 29, 2024 in connection with the acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the Condensed Consolidated Statements of Income.

The Company’s condensed consolidated financial statements include the results of Attune Medical from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition is not material to the Company’s overall financial results.

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

The purchase price of $243.9 million, net of $10.6 million of cash acquired consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	December 12, 2023
Accounts receivable	$5,960
Inventories	12,075
Prepaid expenses and other current assets	2,062
Property, plant and equipment	3,028
Intangible assets	172,000
Goodwill	79,400
Other long-term assets	4,705
Total assets acquired	$279,230
Accounts payable	3,251
Accrued payroll and related costs	1,723
Other liabilities	9,746
Deferred tax liability	14,805
Other long-term liabilities	5,853
Total liabilities assumed	$35,378
Net assets acquired	$243,852

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

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of OpSens, the Company recognized goodwill of $79.4 million based on expected synergies from integration into our Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Developed technology	$114,900	15 years	20.5%
Customer contracts and related relationships	52,300	15 years	18.9%
Trade names	4,800	15 years	20.5%
Total	$172,000

The Company recorded a net long-term deferred tax liability of $14.8 million, primarily as a result of fair value adjustments recorded associated with intangible assets and inventory in which there is no tax basis.

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

Strategic Investments

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal 2024, the Company made an additional investment in Vivasure Medical LTD (“Vivasure”) of €5.0 million, resulting in total investment of €35 million. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company made other certain strategic investments totaling $7.6 million during fiscal 2024. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of our strategic investments during three months ended June 29, 2024 and July 1, 2023.

4. REVENUE

As of June 29, 2024, the Company had $28.9 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 77% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of June 29, 2024 and March 30, 2024, the Company had contract liabilities of $33.6 million and $31.2 million, respectively. During the three months ended June 29, 2024, the Company recognized $13.3 million of revenue that was included in the above March 30, 2024 contract liability balance. Contract liabilities are classified as other current liabilities on the Condensed Consolidated Balance Sheet. As of June 29, 2024 and March 30, 2024, the Company’s contract assets were immaterial.

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

Operating Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $85 million and $95 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three months ended June 29, 2024 and July 1, 2023 the Company incurred $2.4 million and $2.2 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under this program are $79.4 million.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. In the three months ended June 29, 2024, the Company incurred $4.8 million of restructuring and restructuring related costs related to portfolio rationalization initiatives.

The following table summarizes the activity for restructuring reserves related to portfolio rationalization initiatives and the 2020 Program for the three months ended June 29, 2024, which relates to employee severance, other employee costs and inventory reserves:

(In thousands)	Portfolio Rationalization	2020 Program	Total
Balance at March 30, 2024	$11,309	$485	$11,794
Costs incurred, net of reversals	4,531	91	4,622
Payments	(2,769)	(389)	(3,158)
Balance at June 29, 2024	$13,071	$187	$13,258

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Cost of goods sold	$4,366	$206
Research and development	(12)	—
Selling, general and administrative expenses	268	(217)
Total	$4,622	$(11)

As of June 29, 2024, the Company had a restructuring liability of $13.3 million, all of which is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Plasma	$63	$(256)
Blood Center	1,163	—
Hospital	297	242
Corporate	3,099	3
Total	$4,622	$(11)

Restructuring related costs	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Plasma	$175	$169
Blood Center	43	45
Hospital	108	49
Corporate	2,192	1,941
Total	$2,518	$2,204

Total restructuring and restructuring related costs	$7,140	$2,193

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

For the three months ended June 29, 2024, the Company reported income tax expense of $8.3 million, representing an effective tax rate of 17.9%. The effective tax rate for the three months ended June 29, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

For the three months ended July 1, 2023, the Company reported income tax expense of $10.5 million, representing an effective tax rate of 20.4%. The effective tax rate for the three months ended July 1, 2023 includes $1.2 million of discrete tax benefit primarily related to stock compensation windfalls.

The decrease in the reported tax rates for the three months ended June 29, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year, partially offset by unfavorable impact of jurisdictional mix of earnings and non-deductible acquisition-related expenses.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended
(In thousands, except per share amounts)	June 29, 2024	July 1, 2023
Basic EPS
Net income	$38,373	$41,042
Weighted average shares	50,943	50,542
Basic income per share	$0.75	$0.81
Diluted EPS
Net income	$38,373	$41,042
Basic weighted average shares	50,943	50,542
Net effect of common stock equivalents	621	798
Diluted weighted average shares	51,564	51,340
Diluted income per share	$0.74	$0.80

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the applicable initial conversion prices, and consequently no shares have been included in diluted earnings per share for the conversion values of both convertible senior notes. For the three months ended June 29, 2024 and July 1, 2023, weighted average shares outstanding, assuming dilution, excludes the impact of 0.7 million and $0.6 million anti-dilutive shares, respectively.

Share Repurchase Program

In August 2022, the Company announced that its Board of Directors had approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. As of June 29, 2024, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $225.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	June 29, 2024	March 30, 2024
Raw materials	$126,814	$134,150
Work-in-process	39,571	15,488
Finished goods	207,402	167,564
Total inventories	$373,787	$317,202

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	June 29, 2024	March 30, 2024
Land	$3,911	$4,130
Building and building improvements	123,140	124,338
Plant equipment and machinery	206,941	204,622
Office equipment and information technology	130,741	129,979
Haemonetics equipment	444,275	456,414
Construction in progress	40,036	39,694
Total	949,044	959,177
Less: accumulated depreciation	(646,564)	(647,815)
Property, plant and equipment, net	$302,480	$311,362

Depreciation expense was $14.6 million and $13.3 million for the three months ended June 29, 2024 and July 1, 2023, respectively.

In the first quarter of fiscal 2025, the Company received $19.9 million of cash upon the sale of a manufacturing facility and related assets that previously met held for sale criteria, which resulted in a gain of $14.1 million that was recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

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

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2025 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2024	$29,043	$33,484	$502,555	$565,082
Purchase accounting adjustments	—	—	(19,962)	(19,962)
Acquisitions	—	—	69,542	69,542
Currency translation	—	(239)	(1,076)	(1,315)
Carrying amount as of June 29, 2024	$29,043	$33,245	$551,059	$613,347
The decrease in goodwill of $20.0 million for purchase accounting adjustments was primarily related to the Company obtaining additional facts and information to finalize the pre-acquisition tax returns and associated analyses for OpSens. This resulted in the Company revising its estimate of the net deferred tax liability recorded as of the acquisition date. Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding the acquisitions of OpSens and Attune Medical.

The gross carrying amount of intangible assets and the related accumulated amortization as of June 29, 2024 and March 30, 2024 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 29, 2024
Amortizable:
Developed technology	$570,816	$189,019	$381,797
Customer contracts and related relationships	262,204	191,487	70,717
Capitalized software	84,837	71,395	13,442
Patents and other	24,504	12,075	12,429
Trade names	16,071	5,683	10,388
Total	$958,432	$469,659	$488,773
Non-amortizable:
In-process software development	$6,162
Total	$6,162

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2024
Amortizable:
Developed technology	$464,291	$178,413	$285,878
Customer contracts and related relationships	255,144	190,033	65,111
Capitalized software	84,837	69,491	15,346
Patents and other	24,504	11,820	12,684
Trade names	14,320	5,456	8,864
Total	$843,096	$455,213	$387,883
Non-amortizable:
In-process research and development	$13,667
In-process software development	4,567
Total	$18,234

During the first quarter of fiscal 2025, the Company acquired Attune Medical and recorded $94.0 million of developed technology, $7.6 million of customer contracts and related relationships and $1.8 million of trade name intangibles based on our preliminary purchase accounting valuation. Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding the acquisition.

In the first quarter of fiscal 2025, the Company announced the commercialization of MVP XL and moved the related in-process research and development intangible asset to developed technologies, and commenced amortization.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

Amortization expense was $14.5 million and $9.7 million for the three months ended June 29, 2024 and July 1, 2023, respectively.

Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Remainder of Fiscal 2025	$39,591
Fiscal 2026	$49,070
Fiscal 2027	$47,122
Fiscal 2028	$45,350
Fiscal 2029	$44,156

12. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	June 29, 2024	March 30, 2024
Convertible notes	$980,447	$494,813
Term loan, net of financing fees	242,182	261,971
Revolving credit facility	—	50,000
Other borrowings	957	1,009
Less current portion	(5,109)	(10,229)
Long-term debt	$1,218,477	$797,564

Convertible Senior Notes

2026 Notes

In March 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. In the first quarter of fiscal 2025, the Company repurchased $200.0 million of the aggregate principal amount for $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million, which was recorded in Interest and other income (expense), net on the Condensed Consolidated Statements of Income.

During the first quarter of fiscal 2025, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of June 29, 2024 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of June 29, 2024, the $300.0 million principal balance was netted down by $2.6 million of remaining debt issuance costs, resulting in a net convertible note payable of $297.4 million. Interest expense related to the 2026 Notes was $0.7 million for the three months ended June 29, 2024, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

2029 Notes

On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s

2026 Notes and to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below. The Company intends to use the remainder of the proceeds for working capital and other general purposes, which may include additional repurchases of the 2026 Notes from time to time following the offering, or the repayment at maturity of the 2026 Notes. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

Holders may convert their notes at their option at any time prior to the close of business on the business day immediately preceding December 1, 2028 only under the following circumstances:

•During any calendar quarter (and only during such calendar quarter) beginning after September 30, 2024, if, the last reported sale price per share of the Company’s common stock exceeds 130% of the applicable conversion price on each applicable trading day for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

•During the five business day period after any five consecutive trading day period in which, for each day of that period, the trading price per $1,000 principal amount of the 2029 Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day;

•The Company issues to common stockholders any rights, options, or warrants, entitling them, for a period of not more than 60 days, to purchase shares of common stock at a price per share less than the average closing sale price of 10 consecutive trading days, or the Company’s election to make a distribution to common stockholders exceeding 10% of the previous day’s closing sale price;

•Upon the occurrence of specified corporate events, as set forth in the indenture governing the 2029 Notes; or

•Prior to the related redemption date if the Company calls the 2029 Notes for redemption.

On or after December 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2029 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The conversion rate for the 2029 Notes is 8.5385 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $117.12 per share of the Company’s common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its 2029 Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture.

During the first quarter of fiscal 2025, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of June 29, 2024 and were classified as long-term debt on the Company’s consolidated balance sheets.

The 2029 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after June 5, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately before the date the Company sends the related redemption notice at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Upon the occurrence of certain fundamental changes involving the Company, holders of the 2029 Notes may require the Company to repurchase for cash all or part of their 2029 Notes at a repurchase price equal to 100% of the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest.

As a result of the issuance of the 2029 Notes, the Company recorded debt issuance costs of $17.2 million, which will be amortized to interest expense over the contractual term of the 2029 Notes at an effective interest rate of 3.0%.

As of June 29, 2024, the $700.0 million principal balance was netted down by $17.0 million of remaining debt issuance costs, resulting in a net convertible note payable of $683.0 million. Interest expense related to the 2029 Notes was $1.4 million for the three months ended June 29, 2024, which includes nominal interest expense and the amortization of the debt issuance costs.

Capped Calls

In connection with the issuance of the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $117.12 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Notes. The Capped Calls have initial cap prices of $180.18 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.98 million shares of the Company’s common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured.

Credit Facilities

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extend their maturity date through June 2025. The amended and restated credit agreement provided for a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility (together, the “2022 Revised Credit Facilities”) with applicable interest rates during the period established using an annual rate equal to the Adjusted Term SOFR Rate plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio, as specified in the agreement.

On April 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.

Under the 2024 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 4.0:1.0 or, on up to two occasions during the term of the facility, 4.5:1.0 for the four consecutive fiscal quarters ended immediately following acquisitions meeting certain criteria specified in the agreement.

The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three months ended June 29, 2024, the Company recognized $7.1 million of interest expense and amortization of debt issuance costs related to its credit facilities.

At June 29, 2024, $248.4 million was outstanding under the term loan with an effective interest rate of 6.8%, which was netted down by the $6.2 million of remaining debt discount, resulting in a net note payable of $242.2 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following June 29, 2024. There were no outstanding borrowings under the revolving credit facilities at June 29, 2024, as the Company paid all outstanding borrowings during the first quarter of fiscal 2025. The Company also had $17.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 29, 2024.

The Company was in compliance with the leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of June 29, 2024.

The future aggregate amount of debt maturities are as follows:

(In thousands)
Remainder of Fiscal 2025	$3,235
Fiscal 2026	$307,916
Fiscal 2027	$6,311
Fiscal 2028	$12,564
Fiscal 2029	$18,818
Thereafter	$900,550

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three months ended June 29, 2024, 26.0% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of June 29, 2024 and March 30, 2024 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $49.0 million as of June 29, 2024 and $74.0 million as of March 30, 2024. At June 29, 2024, a gain of $0.3 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of June 29, 2024 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $27.4 million as of June 29, 2024 and $39.9 million as of March 30, 2024.

Interest Rate Swaps

Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extend their maturity date through June 2025. The 2022 Revised Credit Facilities include a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility. Loans under the 2022 Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR plus 0.10% and an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. In September 2022, the Company entered into four interest rate swaps, two of which expired in June 2023. The Company has concluded that the two remaining interest rate swaps, which have an average blended fixed interest rate of 4.12% plus the applicable rate and cover approximately 80% of the notional value of the unsecured term loan through maturity in June 2025, are effective and qualify for hedge accounting treatment. The interest rate swaps remain unchanged as a result of the 2024 refinancing of the credit facilities.

The Company held the following interest rate swaps as of June 29, 2024:

Hedged Item	Original Notional Amount	Notional Amount as of June 29, 2024	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	109,900	105,000	9/23/2022	6/15/2023	6/15/2025	4.08%	843
1-month USD Term SOFR	109,900	103,600	9/23/2022	6/15/2023	6/15/2025	4.15%	793
Total	$219,800	$208,600					$1,636

For the three months ended June 29, 2024, the Company recorded a gain of $0.4 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Beginning balance	$5,695	$4,932
Credit loss	37	151
Write-offs	(13)	(36)
Ending balance	$5,719	$5,047

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 29, 2024:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$269	$(393)	Net revenues, COGS and SG&A	$157	Interest and other income (expense), net
Non-designated foreign currency hedge contracts	$—	$—		$226	Interest and other income (expense), net
Designated interest rate swaps, net of tax	$430	$2	Interest and other income (expense), net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of June 29, 2024 or March 30, 2024. As of June 29, 2024, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 29, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of June 29, 2024 and March 30, 2024:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		June 29, 2024	March 30, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,792	$1,353
Non-designated foreign currency hedge contracts	Other current assets	125	154
Designated interest rate swaps	Other current assets	1,636	1,673
Designated interest rate swaps	Other long-term assets	—	62
		$3,553	$3,242
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$560	$395
Non-designated foreign currency hedge contracts	Other current liabilities	38	536
		$598	$931

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 29, 2024 and March 30, 2024.

	As of June 29, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$195,279	$—	$—	$195,279
Designated foreign currency hedge contracts	—	1,792	—	1,792
Non-designated foreign currency hedge contracts	—	125	—	125
Designated interest rate swaps	—	1,636	—	1,636
	$195,279	$3,553	$—	$198,832
Liabilities
Designated foreign currency hedge contracts	$—	$560	$—	$560
Non-designated foreign currency hedge contracts	—	38	—	38
Contingent consideration	—	—	25,000	25,000
	$—	$598	$25,000	$25,598

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,073	$—	$—	$43,073
Designated foreign currency hedge contracts	—	1,353	—	1,353
Non-designated foreign currency hedge contracts	—	154	—	154
Designated interest rate swaps	—	1,735	—	1,735
	$43,073	$3,242	$—	$46,315
Liabilities
Designated foreign currency hedge contracts	$—	$395	$—	$395
Non-designated foreign currency hedge contracts	—	536	—	536
	$—	$931	$—	$931

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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	June 29, 2024	Technique	Input	Range
Revenue-based payments	$19,700	Monte Carlo Simulation Model	Discount rate	6.3%
			Projected year of payments	2025 - 2027
Regulatory-based payment	$4,600	Monte Carlo Simulation Model	Discount rate	6.1%
			Probability of payment	50%
			Projected year of payment	2026 - 2028
Event-based payment	$700	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected year of payment	2028

The fair value of contingent consideration associated with the Attune Medical acquisition was $25.0 million at June 29, 2024. As of June 29, 2024, $5.9 million was included in other current liabilities and $19.1 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company has deemed the change in fair value of the contingent consideration liability to be immaterial during the first quarter of fiscal 2025 and therefore did not record any adjustments.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 30, 2024	$—
Acquisition date fair value of contingent consideration	25,000
Balance at June 29, 2024	$25,000

Other Fair Value Disclosures

The fair values of the 2026 Notes and 2029 Notes were $271.9 million and $688.0 million as of June 29, 2024, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.

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

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter. In the third quarter of fiscal 2024, the parties requested preliminary court approval of a final settlement agreement, which was granted in February 2024, and the Company recorded an immaterial additional loss contingency related to settlement administration, resulting in an accrual of $8.7 million within Other current liabilities in its consolidated balance sheets. In March 2024, notice of the settlement was mailed to class members and the parties are now awaiting the complete administration of the settlement through the third-party administrator. In the first quarter of fiscal 2025, the Company issued payment of the $8.7 million settlement amount following the court's final approval of the settlement agreement and dismissal of the matter with prejudice.

During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of OpSens, and Haemonetics (1:24-cv-00206-CFC). The complaint alleges, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor technology, infringe a single patent held by the Plaintiffs and seeks both injunctive relief and damages. The Company believes it has valid and meritorious defenses to the complaint and plans to vigorously defend against the complaint. During the first quarter of fiscal 2025, the Company recorded a loss contingency related to this matter, which did not have a material impact on its Condensed Consolidated Financial Statements.

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. In fiscal 2024, the Company recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. Substantially all outstanding claims have been paid as of June 29, 2024.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance as of March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
Other comprehensive income (loss) before reclassifications(1)	(7,343)	—	699	(6,644)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(391)	(391)
Net current period other comprehensive income (loss)	(7,343)	—	308	(7,035)
Balance as of June 29, 2024	$(45,617)	$1,748	$1,202	$(42,667)
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

Selected information by reportable segment is presented below:

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Net revenues(1)
Plasma	$136,042	$139,491
Blood Center	66,839	69,169
Hospital	134,406	102,428
Net revenues in constant currency	337,287	311,088
Effect of exchange rates	(1,115)	244
Net revenues	$336,172	$311,332
(1) Beginning in fiscal 2025, the Company integrated service revenue within its three business units. Prior periods were conformed to current presentation.

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Segment operating income
Plasma	$65,837	$75,698
Blood Center	22,622	26,283
Hospital	53,891	40,943
Segment operating income	142,350	142,924
Corporate expenses (1)	(69,980)	(75,309)
Effect of exchange rates	(1,349)	2,613
Amortization of acquired intangible assets	(12,471)	(7,473)
Amortization of fair value inventory step-up	(5,239)	—
Integration and transaction costs	(12,323)	(1,115)
Restructuring costs	(4,622)	11
Restructuring related costs	(2,518)	(2,204)
Digital transformation costs	(6,345)	(3,705)
Impairment of assets and PCS2 related charges	—	141
MDR and IVDR costs	(1,126)	(1,166)
Litigation-related charges	(755)	(1,058)
Gain on sale of property, plant and equipment	14,134	—
Operating income	$39,756	$53,659
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Plasma	$135,910	$139,621

Apheresis	49,094	49,166
Whole Blood	17,151	20,040
Blood Center	66,245	69,206

Interventional Technologies(1)	63,044	37,620
Blood Management Technologies(2)	70,973	64,885
Hospital	134,017	102,505

Net revenues(3)	$336,172	$311,332
(1) Interventional Technologies includes Vascular Closure, Sensor Guided Technologies and Esophageal Protection product lines of the Hospital business unit.
(2) Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.
(3) Beginning in fiscal 2025, the Company integrated service revenue within its three business units. Prior periods were conformed to current presentation.

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
United States	$248,902	$237,073
Japan	13,705	11,773
Europe	47,225	39,387
Rest of Asia	19,783	22,040
Other	6,557	1,059
Net revenues	$336,172	$311,332

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion.

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for red cells, platelets and whole blood. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor Guided Technologies and Esophageal Protection products, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management products.

We believe that Plasma and Hospital have growth potential, while Blood Center competes in challenging markets that require us to manage the business differently, including reducing costs, shrinking the scope of the current product line, and evaluating opportunities to exit unfavorable customer contracts.

Recent Developments

Issuance of Convertible Senior Notes

On May 28, 2024, we issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, of which $230.0 million was used to repay the entirety of the balance on the revolving credit facility under the Company’s current credit agreement, $185.5 million was used to repurchase a portion of our existing 0% convertible senior notes due 2026 and $88.2 million was used to complete capped call transactions, with the remaining proceeds available for working capital and other general purposes. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

Debt Issuance and Repayment

On April 30, 2024, we entered into a second amended and restated credit agreement with certain lenders to refinance our prior credit facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, have been used to retire the balance of the term loan under our prior credit facilities, and a $750.0 million senior unsecured revolving credit facility.

Acquisition of Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for total consideration of $186.2 million, which included an upfront cash payment of $160.7 million, or $149.2 million net of cash acquired, the fair value of contingent consideration of $25.0 million, and $0.5 million of estimated working capital adjustments. The Company’s purchase price is subject to customary working capital and certain other adjustments as of the closing of the transaction and additional contingent consideration based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

Attune Medical's ensoETM technology is designed for use across a range of medical conditions involving patient cooling or warming, including treatment in electrophysiology, critical care, neurocritical care, trauma, burn surgery, spine surgery, and cancer surgery, among others. The Company’s addition of the Esophageal Protection product line through its acquisition of Attune Medical expands the Hospital business unit’s presence in electrophysiology and complements its Vascular Closure product line within Interventional Technologies, which is included in the Hospital reportable segment.

Acquisition of OpSens Inc.

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

Financial Summary

	Three Months Ended
(In thousands, except per share data)	June 29, 2024	July 1, 2023	% Increase/ (Decrease)
Net revenues	$336,172	$311,332	8.0%
Gross profit	$174,924	$167,265	4.6%
% of net revenues	52.0%	53.7%
Operating expenses	$135,168	$113,606	19.0%
Operating income	$39,756	$53,659	(25.9)%
% of net revenues	11.8%	17.2%
Interest and other income (expense), net	$6,957	$(2,069)	n/m
Income before provision for income taxes	$46,713	$51,590	(9.5)%
Provision for income taxes	$8,340	$10,548	(20.9)%
% of pre-tax income	17.9%	20.4%
Net income	$38,373	$41,042	(6.5)%
% of net revenues	11.4%	13.2%
Net income per share - basic	$0.75	$0.81	(7.4)%
Net income per share - diluted	$0.74	$0.80	(7.5)%

Net revenues increased 8.0% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, net revenues increased 8.7% during the three months ended June 29, 2024, as compared with the same period of fiscal 2024. Revenue increases in our Hospital businesses, primarily related to recent acquisitions as well as volume and price benefits, drove the overall increase in revenue during the three months ended June 29, 2024.

Operating income decreased 25.9% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The decrease during the three months ended June 29, 2024 was primarily due to transaction and integration costs related to recent acquisitions, continuous growth investments, increased amortization of acquired intangible assets and increased freight costs, partially offset by operating leverage.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$248,902	$237,073	5.0%	—%	5.0%
International	87,270	74,259	17.5%	(1.9)%	19.4%
Net revenues	$336,172	$311,332	8.0%	(0.7)%	8.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During the three months ended June 29, 2024 our revenue generated outside the U.S. was 26.0% of total net revenues, as compared with 23.9% during the three months ended July 1, 2023. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$135,910	$139,621	(2.7)%	(0.1)%	(2.6)%

Apheresis	49,094	49,166	(0.1)%	(3.0)%	2.9%
Whole Blood	17,151	20,040	(14.4)%	(0.2)%	(14.2)%
Blood Center	66,245	69,206	(4.3)%	(2.2)%	(2.1)%

Interventional Technologies(2)	63,044	37,620	67.6%	(0.4)%	68.0%
Blood Management Technologies(3)	70,973	64,885	9.4%	(0.6)%	10.0%
Hospital	134,017	102,505	30.7%	(0.6)%	31.3%

Net revenues(4)	$336,172	$311,332	8.0%	(0.7)%	8.7%

(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

(2) Interventional Technologies includes Vascular Closure, Sensor Guided Technologies and Esophageal Protection product lines of the Hospital business unit.
(3) Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.
(4) Beginning in fiscal 2025, the Company integrated service revenue within its three business units. Prior periods were conformed to current presentation.

Plasma

Plasma revenue decreased 2.7% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, Plasma revenue decreased 2.6% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The decrease during the three months ended June 29, 2024 was primarily driven by lower sales volumes in North America relating to a previously announced customer transition and a temporary plasma center outage at one of our customers.

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

Blood Center

Blood Center revenue decreased 4.3% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, Blood Center revenue decreased 2.1% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The decrease during the three months ended June 29, 2024 was primarily driven by declines in our Whole Blood business.

Hospital

Hospital revenue increased 30.7% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, Hospital revenue increased 31.3% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The increase during the three months ended June 29, 2024 was primarily attributable to the product lines within the Interventional Technologies franchise with benefits from Sensor Guided Technologies and Esophageal Protection that were recently acquired, as well as growth in Vascular Closure.

Gross Profit

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	% Increase
Gross profit	$174,924	$167,265	4.6%
% of net revenues	52.0%	53.7%

Gross profit increased 4.6% for the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, gross profit increased 5.8% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The increase during the three months ended June 29, 2024 was driven by increased revenues in the Hospital business and volume and mix, partially offset by amortization of fair value inventory step-up and restructuring costs related to portfolio rationalization initiatives.

Operating Expenses

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023	% Increase
Research and development	$14,449	$12,648	14.2%
% of net revenues	4.3%	4.1%
Selling, general and administrative	$108,248	$93,485	15.8%
% of net revenues	32.2%	30.0%
Amortization of acquired intangible assets	$12,471	$7,473	66.9%
% of net revenues	3.7%	2.4%
Total operating expenses	$135,168	$113,606	19.0%
% of net revenues	40.2%	36.5%

Research and Development

Research and development expenses increased 14.2% during the three months ended June 29, 2024, as compared with the same period of fiscal 2024. Without the effects of foreign exchange, research and development expenses increased 14.2% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The increase during the three months ended June 29, 2024 was due to increased headcount as a result of recent acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses increased 15.8% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. Without the effects of foreign exchange, selling, general, and administrative expenses increased 15.2% during the three months ended June 29, 2024 as compared with the same period of fiscal 2024. The increase during the three months ended June 29, 2024 was primarily driven by transaction, integration and operating costs related to recent acquisitions, as well as increased headcount, partially offset by gains realized on the sale of a manufacturing facility.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $12.5 million during the three months ended June 29, 2024 and $7.5 million during the three months ended July 1, 2023. The increase was related to the amortization of the intangible assets acquired in conjunction with the recent acquisitions of OpSens and Attune Medical.

Interest and Other Income (Expense), Net

Interest and other income increased $9.0 million during the three months ended June 29, 2024, as compared with the same period of fiscal 2024. The increase during three months ended June 29, 2024 was driven by the net gain on the repurchase of convertible notes during the first quarter of fiscal 2025, partially offset by higher interest incurred on our term loan and revolving credit facilities as compared with the same period of fiscal 2024.

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

For the three months ended June 29, 2024, the Company reported income tax expense of $8.3 million, representing an effective tax rate of 17.9%. The effective tax rate for the three months ended June 29, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

For the three months ended July 1, 2023, the Company reported income tax expense of $10.5 million, representing an effective tax rates of 20.4%. The effective tax rate for the three months ended July 1, 2023 includes $1.2 million of discrete tax benefit primarily related to stock compensation windfalls.

The decrease in the reported tax rates for the three months ended June 29, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year, partially offset by unfavorable impact of jurisdictional mix of earnings and non-deductible acquisition-related expenses.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	June 29, 2024	March 30, 2024
Cash and cash equivalents	$344,429	$178,800
Working capital	$718,502	$468,520
Current ratio	3.8	2.6
Net debt position(1)	$(879,157)	$(628,993)
Days sales outstanding (DSO)	54	54
Inventory turnover	1.4	1.7
(1) Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2026. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, portfolio rationalization initiatives and cash principal and interest payments under our revised credit agreements. As of June 29, 2024, we had $344.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.

In the first quarter of fiscal 2025, the Company used a portion of its proceeds from the 2029 Notes to repurchase, for $185.5 million, $200.0 million of the $500.0 million aggregate principal amount of its 0% convertible senior notes due 2026 (the “2026 Notes”), resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of June 29, 2024, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $2.6 million of remaining debt issuance costs, resulting in a net convertible note payable of $297.4 million. Interest expense related to the 2026 Notes was $0.7 million for the three months ended June 29, 2024, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extend their maturity date through June 2025. The amended and restated credit agreement provided for a $280.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility (together, the “2022 Revised Credit Facilities”) with applicable interest rates during the period established using an annual rate equal to the Adjusted Term SOFR Rate plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio, as specified in the agreement.

On April 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities will initially bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.

At June 29, 2024, $248.4 million was outstanding under the term loan with an effective interest rate of 6.8%. There were no outstanding borrowings under the revolving credit facilities at June 29, 2024, as the Company paid all outstanding borrowings during the first quarter of fiscal 2025. The Company also had $17.6 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 29, 2024.

The Company has scheduled principal payments of $3.1 million required during the remainder of fiscal 2025 related to its term loan.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $85 million and $95 million in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three months ended June 29, 2024, we incurred $2.4 million of restructuring and restructuring related costs under this program.

Cash Flows

	Three Months Ended
(In thousands)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$(27,421)	$19,086
Investing activities	(139,197)	(15,261)
Financing activities	333,692	(598)
Effect of exchange rate changes on cash and cash equivalents(1)	(1,445)	(1,974)
Net change in cash and cash equivalents	$165,629	$1,253
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash used in operating activities increased by $46.5 million during the three months ended June 29, 2024, as compared with the three months ended July 1, 2023. The increase in cash used in operating activities was primarily due to the timing of accounts payable payments, decreased net income when considering certain non-cash items, increased inventory balances and a payment in connection with a previously disclosed legal settlement.

Net cash used in investing activities increased by $123.9 million during the three months ended June 29, 2024, as compared with the three months ended July 1, 2023. The increase in cash used in investing activities was primarily the result of the acquisition of Attune Medical, partially offset by the proceeds from the sales of property, plant and equipment.

Net cash provided by financing activities increased by $334.3 million during the three months ended June 29, 2024, as compared with the three months ended July 1, 2023, primarily due to the issuance the 2029 Notes, partially offset by the repurchase of a portion of the 2026 Notes, capped call transactions, payments on the revolving credit facility and debt issuance costs.

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

Foreign Exchange

During the three months ended June 29, 2024, 26.0% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

Recent Accounting Pronouncements

Refer to Note 2, Recent Accounting Pronouncements, to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see Item 1A. Risk Factors in our most recent Annual Report on Form 10-K (as supplemented by Item 1A of Part II of this Quarterly Report on Form 10-Q).

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

Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in Item 1A. Risk Factors in our Annual Report on Form 10-K (as supplemented by Item 1A of Part II of this Quarterly Report on Form 10-Q) to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of June 29, 2024, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $3.2 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $3.9 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of June 29, 2024 was $248.4 million with an effective interest rate of 6.8% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of June 29, 2024, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2022 Revised Credit Facilities from a variable rate to a fixed rate were $208.6 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of June 29, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We encourage you to carefully consider the risk factors identified below and in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 30, 2024, filed with the Securities and Exchange Commission on May 20, 2024. These risk factors could materially affect our business, financial condition, and future results, and they could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management.

Risks Related to our Financial Obligations and Indebtedness

We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.

In April 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the existing senior unsecured term loan and senior unsecured revolving credit facility and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan and a $750.0 million senior unsecured revolving credit facility, or together, the 2024 Revised Credit Facilities. In May 2024, the Company issued $700.0 million aggregate principal amount of indebtedness under the Company’s convertible notes due 2029, or 2029 Notes, and used $230.0 million of the proceeds to repay the entirety of the previously outstanding under the Company’s senior unsecured revolving credit facility and $185.5 million of the proceeds to repurchase $200.0 million in aggregate principal amount of the Company’s convertible senior notes due 2026, or 2026 Notes. The 2026 Notes and 2029 Notes are referred below collectively as the Notes. As of June 30, 2024, the Company had $250.0 million of debt outstanding under the senior unsecured term loan, $300.0 million aggregate principal amount of indebtedness under the 2026 Notes, and $700.0 million aggregate principal amount of indebtedness under the 2029 Notes.

Our 2024 Revised Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of June 30, 2024, we were in compliance with the covenants pursuant to our 2024 Revised Credit Facilities, and we currently forecast that we will be in compliance with these covenants through the period ending March 29, 2025.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

Under certain circumstances, the noteholders may convert their Notes at their option prior to their respective scheduled maturities. If one or more noteholders elect to convert their Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture (each, an “Indenture”)), at a repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the applicable Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Notes or to pay the cash amounts due upon conversion when required will constitute a default under the applicable Indenture. A default under an Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our 2024 Revised Credit Facilities and the other Notes, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Call Transactions may affect the value of the Notes and our common stock.

In connection with the issuance of the Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

From time to time, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes.

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

Provisions in the Indentures could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the Indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Conversion of the Notes may dilute the ownership interest of existing stockholders.

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect our common stock’s prevailing market prices. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 29, 2024, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

			Trading Arrangement
Name and Title	Action	Date(1)	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(2)	Expiration Date(3)
Josep L. Llorens, EVP, Global Manufacturing and Supply Chain	Adoption	6/12/2024	X		14,314	7/11/2025
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

Item 6. Exhibits

3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

4.1	Indenture, dated as of May 28, 2024, between Haemonetics Corporation and U.S. Bank National Association, as trustee. (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).

4.2	Form of certificate representing the 2.50% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1) (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).

10.1	Second Amended and Restated Credit Agreement, dated as of April 30, 2024, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 1, 2024 and incorporated herein by reference).

10.2	Form of Confirmation of Base Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).

10.3	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 29, 2024 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

August 8, 2024	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)