Form 10-Q
period 2024-09-28
HAEMONETICS CORP
filed 2024-11-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of November 5, 2024: 50,223,887

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues	$345,511	$318,183	$681,683	$629,515
Cost of goods sold	158,074	147,673	319,322	291,740
Gross profit	187,437	170,510	362,361	337,775
Operating expenses:
Research and development	16,530	12,665	30,979	25,313
Selling, general and administrative	106,946	115,320	215,194	208,805
Amortization of acquired intangible assets	12,264	7,222	24,735	14,695
Total operating expenses	135,740	135,207	270,908	248,813
Operating income	51,697	35,303	91,453	88,962
Interest and other expense, net	(6,993)	(2,471)	(36)	(4,540)
Income before provision for income taxes	44,704	32,832	91,417	84,422
Provision for income taxes	10,873	7,924	19,213	18,472
Net income	$33,831	$24,908	$72,204	$65,950

Net income per share - basic	$0.66	$0.49	$1.42	$1.30
Net income per share - diluted	$0.66	$0.48	$1.40	$1.28

Weighted average shares outstanding
Basic	50,898	50,727	50,920	50,634
Diluted	51,240	51,396	51,402	51,368

Comprehensive income	$41,934	$21,721	$73,272	$63,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	September 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$299,283	$178,800
Accounts receivable, less allowance for credit losses of $5,912 at September 28, 2024 and $5,695 at March 30, 2024	213,534	206,562
Inventories, net	382,105	317,202
Prepaid expenses and other current assets	60,980	66,339
Total current assets	955,902	768,903
Property, plant and equipment, net	300,478	311,362
Intangible assets, less accumulated amortization of $484,517 at September 28, 2024 and $455,213 at March 30, 2024	487,837	406,117
Goodwill	616,162	565,082
Deferred tax asset	9,083	7,739
Other long-term assets	155,762	136,388
Total assets	$2,525,224	$2,195,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$5,434	$10,229
Accounts payable	69,242	73,358
Accrued payroll and related costs	49,300	80,708
Other current liabilities	149,970	136,088
Total current liabilities	273,946	300,383
Long-term debt	1,219,523	797,564
Deferred tax liability	62,893	62,644
Other long-term liabilities	90,011	75,041
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,381,127 shares at September 28, 2024 and 50,787,859 shares at March 30, 2024	504	508
Additional paid-in capital	544,375	634,627
Retained earnings	368,536	360,456
Accumulated other comprehensive loss	(34,564)	(35,632)
Total stockholders’ equity	878,851	959,959
Total liabilities and stockholders’ equity	$2,525,224	$2,195,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2024	50,788	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	47	—	3,441	—	—	3,441
Exercise of stock options	73	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280	3	(3)	—	—	—
Tax withholding on employee equity awards	(35)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,153	$512	$560,881	$386,642	$(42,667)	$905,368
Exercise of stock options	5	—	515	(264)	—	251
Shares repurchased, including excise tax	(799)	(8)	(23,839)	(51,394)	—	(75,241)
Issuance of restricted stock, net of cancellations	23	—	—	—	—	—
Tax withholding on employee equity awards	(1)	—	(39)	(279)	—	(318)
Share-based compensation expense	—	—	6,857	—	—	6,857
Net income	—	—	—	33,831	—	33,831
Other comprehensive income	—	—	—	—	8,103	8,103
Balance, September 28, 2024	50,381	$504	$544,375	$368,536	$(34,564)	$878,851

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)	—	(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616
Exercise of stock options	12	—	655	37	—	692
Issuance of restricted stock, net of cancellations	22	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(11)	(64)	—	(75)
Share-based compensation expense	—	—	6,706	—	—	6,706
Net income	—	—	—	24,908	—	24,908
Other comprehensive loss	—	—	—	—	(3,187)	(3,187)
Balance, September 30, 2023	50,740	$507	$616,960	$308,898	$(32,705)	$893,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Six Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income	$72,204	$65,950
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	58,353	46,045
Amortization of fair value inventory step-up	8,978	—
Share-based compensation expense	14,485	13,695
Impairment of intangible assets	2,391	10,419
Gain on repurchase of convertible senior notes, net	(12,600)	—
Inventory reserve adjustment	6,074	2,559
Gains on sales of property, plant and equipment	(14,412)	(444)
Deferred tax benefit	(6,176)	(1,893)
Other non-cash operating activities	4,523	2,111
Change in operating assets and liabilities:
Change in accounts receivable	(1,608)	2,857
Change in inventories	(53,082)	(30,654)
Change in prepaid income taxes	(3,713)	(906)
Change in other assets and other liabilities	(13,890)	(10,291)
Change in accounts payable and accrued expenses	(40,125)	18,762
Net cash provided by operating activities	21,402	118,210
Cash Flows from Investing Activities:
Capital expenditures	(15,089)	(16,794)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(6,754)	(17,523)
Acquisition, net of cash acquired	(150,906)	—
Proceeds from sale of property, plant and equipment	20,551	921
Other investing activities	(10,366)	(7,000)
Net cash used in investing activities	(162,564)	(40,396)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	700,000	—
Repurchase of convertible senior notes	(185,500)	—
Purchase of capped call related to convertible notes	(88,200)	—
Term loan borrowings	250,000	—
Term loan redemption	(262,500)	—
Payments on revolving facility	(50,000)	—
Repayment of term loan borrowings	(1,563)	(5,250)
Debt issuance costs	(23,135)	—
Share repurchases	(75,000)	—
Proceeds from employee stock purchase plan	3,441	2,871
Proceeds from exercise of stock options	1,212	1,319
Cash used to net share settle employee equity awards	(9,794)	(5,842)
Other financing activities	(73)	(868)
Net cash provided by (used in) financing activities	258,888	(7,770)
Effect of exchange rates on cash and cash equivalents	2,757	(3,505)
Net Change in Cash and Cash Equivalents	120,483	66,539
Cash and Cash Equivalents at Beginning of Period	178,800	284,466
Cash and Cash Equivalents at End of Period	$299,283	$351,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 28, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2025 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the six months ended September 28, 2024.

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

3. ACQUISITIONS AND STRATEGIC INVESTMENTS

Acquisitions

Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for total consideration of $187.7 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the Condensed Consolidated Financial Statements were prepared. The most significant open item is the accounting for income taxes as the Company is awaiting additional information to complete its assessment of these matters. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805.

The preliminary purchase price of $176.2 million, net of $11.5 million of cash acquired, consists of the amounts presented below, which represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed:

(In thousands)	April 1, 2024
Accounts receivable	$3,784
Inventories	26,300
Prepaid expenses and other current assets	906
Property, plant and equipment	200
Intangible assets	105,800
Goodwill	70,256
Total assets acquired	$207,246
Accounts payable	2,260
Accrued payroll and related costs	2,129
Other liabilities	496
Deferred tax liability	26,155
Total liabilities assumed	$31,040
Net assets acquired	$176,206

The Company determined that the identifiable intangible assets were developed technology, customer contracts and related relationships and trade names. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Developed technology was valued using the excess earnings method. Customer contracts and related relationships were valued using the distributor method. The trademark was valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset.

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Attune Medical, the Company recognized goodwill of $70.3 million based on expected synergies from integration into our Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

Intangible assets acquired consist of the following:

(In thousands)	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Developed technology	$96,100	10 years	22.0%
Customer contracts and related relationships	7,800	10 years	21.5%
Trade names	1,900	10 years	21.5%
Total	$105,800

The Company recorded a long-term net deferred tax liability of $26.2 million primarily related to fair value adjustments recorded associated with definite-lived intangible assets and inventory in which there is no tax basis, partially offset by deferred tax assets primarily related to net operating losses acquired.

Acquisition-Related Costs

The Company incurred $9.8 million of acquisition-related costs during the first quarter of fiscal 2025 in connection with the Attune Medical acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the Condensed Consolidated Statements of Income.

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

The purchase price of $243.9 million, net of $10.6 million of cash acquired, consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

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

The Company determined that the identifiable intangible assets were developed technology, customer contracts and related relationships and trade names. The fair values of intangible assets were based on valuation techniques with estimates and assumptions developed by the Company. Developed technology and customer contracts and related relationships were valued using the excess earnings method. Trademarks were valued using the relief from royalty method. The cash flows used in the valuation of the intangible assets were based on estimates used to price the transaction. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset.

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

The Company recorded a net long-term deferred tax liability of $14.8 million, primarily as a result of fair value adjustments recorded associated with definite-lived intangible assets and inventory in which there is no tax basis.

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
As of September 28, 2024, the Company has made total investments in Vivasure Medical LTD (“Vivasure”) of €35 million. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company made certain other strategic investments totaling $10.9 million and $7.6 million during fiscal 2025 and 2024, respectively. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any adjustments to the carrying value of our strategic investments during three and six months ended September 28, 2024 and September 30, 2023.

4. REVENUE

As of September 28, 2024, the Company had $30.5 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 77% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of September 28, 2024 and March 30, 2024, the Company had contract liabilities of $36.7 million and $31.2 million, respectively. During the three and six months ended September 28, 2024, the Company recognized $8.5 million and $21.8 million of revenue, respectively, that was included in the above March 30, 2024 contract liability balance. Contract liabilities are classified as other current liabilities on the Condensed Consolidated Balance Sheet. As of September 28, 2024 and March 30, 2024, the Company’s contract assets were immaterial.

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

Operational Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges between $85.0 million and $90.0 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and six months ended September 28, 2024, the Company incurred $1.7 million and $4.1 million, respectively, of restructuring and restructuring related costs under this program. During the three and six months ended September 30, 2023, the Company incurred $2.0 million and $4.2 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $81.1 million.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. In the three and six months ended September 28, 2024, the Company incurred $4.7 million and $9.4 million, respectively, of restructuring and restructuring related costs related to these portfolio rationalization initiatives.

The following table summarizes the activity for restructuring reserves related to the portfolio rationalization initiatives and the 2020 Program for the six months ended September 28, 2024, which relates to employee severance, other employee costs and inventory reserves:

(In thousands)	Portfolio Rationalization	2020 Program	Total
Balance at March 30, 2024	$11,309	$485	$11,794
Costs incurred, net of reversals	9,201	213	9,414
Payments	(5,847)	(564)	(6,411)
Balance at September 28, 2024	$14,663	$134	$14,797

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of goods sold	$3,765	$58	$8,131	$264
Research and development	—	—	(12)	—
Selling, general and administrative expenses	1,027	28	1,295	(189)
Total	$4,792	$86	$9,414	$75

As of September 28, 2024, the Company had a restructuring liability of $14.8 million, all of which is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Plasma	$144	$59	$207	$(197)
Blood Center	2,393	—	3,556	—
Hospital	333	—	630	242
Corporate	1,922	27	5,021	30
Total	$4,792	$86	$9,414	$75

Restructuring related costs	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Plasma	$51	$74	$226	$243
Blood Center	46	28	89	73
Hospital	—	98	108	147
Corporate	1,474	1,747	3,666	3,688
Total	$1,571	$1,947	$4,089	$4,151

Total restructuring and restructuring related costs	$6,363	$2,033	$13,503	$4,226

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

For the three and six months ended September 28, 2024, the Company reported income tax expense of $10.9 million and $19.2 million, respectively, representing effective tax rates of 24.3% and 21.0%. The effective tax rate for the three months ended September 28, 2024, which includes an immaterial discrete tax benefit. The effective tax rate for the six months ended September 28, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

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

The increase in the reported tax rate for the three months ended September 28, 2024, compared to the same period in fiscal 2024, relates primarily to the unfavorable impact of the jurisdictional mix of earnings and non-deductible acquisition-related expenses. The decrease in the reported tax rate for the six months ended September 28, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year, partially offset by the unfavorable impact of jurisdictional mix of earnings and non-deductible acquisition-related expenses.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the Tax Cuts and Jobs Act Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. The Company is still evaluating the impact and whether to file a protective refund claim with the U.S. Internal Revenue Service.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic EPS
Net income	$33,831	$24,908	$72,204	$65,950
Weighted average shares	50,898	50,727	50,920	50,634
Basic income per share	$0.66	$0.49	$1.42	$1.30
Diluted EPS
Net income	$33,831	$24,908	$72,204	$65,950
Basic weighted average shares	50,898	50,727	50,920	50,634
Net effect of common stock equivalents	342	669	482	734
Diluted weighted average shares	51,240	51,396	51,402	51,368
Diluted income per share	$0.66	$0.48	$1.40	$1.28

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the applicable initial conversion prices, and consequently no shares have been included in diluted earnings per share for the conversion values of both convertible senior notes. For the three and six months ended September 28, 2024, weighted average shares outstanding, assuming dilution, excludes the impact of $0.8 million anti-dilutive shares for both periods. For the three and six months ended September 30, 2023, weighted average shares outstanding, assuming dilution, excludes the impact of $0.7 million and $0.6 million anti-dilutive shares, respectively.

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

In August 2024, the Company entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in August 2024, the Company paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on August 28, 2024 of $75.08. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in October 2024, subsequent to the end of the second quarter of fiscal 2025, and 0.2 million additional shares were delivered upon settlement. As of September 28, 2024, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $150.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	September 28, 2024	March 30, 2024
Raw materials	$110,035	$134,150
Work-in-process	36,357	15,488
Finished goods	235,713	167,564
Total inventories	$382,105	$317,202

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	September 28, 2024	March 30, 2024
Land	$3,764	$4,130
Building and building improvements	124,264	124,338
Plant equipment and machinery	227,930	204,622
Office equipment and information technology	132,845	129,979
Haemonetics equipment	425,402	456,414
Construction in progress	24,889	39,694
Total	939,094	959,177
Less: accumulated depreciation	(638,616)	(647,815)
Property, plant and equipment, net	$300,478	$311,362

During the three and six months ended September 28, 2024, depreciation expense was $15.0 million and $29.6 million, respectively. During the three and six months ended September 30, 2023, depreciation expense was $13.6 million and $26.9 million, respectively.

In the first quarter of fiscal 2025, the Company received $19.9 million of cash upon the sale of a manufacturing facility and related assets that previously met held for sale criteria, which resulted in a gain of $14.1 million that was recorded in selling, general and administrative expenses on the Condensed Consolidated Statements of Income.

10. LEASES

Lessor Activity

Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents less than 3 percent of the Company’s total net sales.

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2025 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2024	$29,043	$33,484	$502,555	$565,082
Purchase accounting adjustments	—	—	(19,248)	(19,248)
Acquisitions	—	—	69,542	69,542
Currency translation	—	84	702	786
Carrying amount as of September 28, 2024	$29,043	$33,568	$553,551	$616,162
The decrease in goodwill of $19.2 million for purchase accounting adjustments was primarily related to the Company obtaining additional facts and information to finalize the pre-acquisition tax returns and associated analyses for OpSens. This resulted in the Company revising its estimate of the net deferred tax liability recorded as of the acquisition date. Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding the acquisitions of OpSens and Attune Medical.

The gross carrying amount of intangible assets and the related accumulated amortization as of September 28, 2024 and March 30, 2024 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 28, 2024
Amortizable:
Developed technology	$573,745	$199,048	$374,697
Customer contracts and related relationships	264,703	194,055	70,648
Capitalized software	84,783	73,160	11,623
Patents and other	27,504	12,326	15,178
Trade names	16,244	5,928	10,316
Total	$966,979	$484,517	$482,462
Non-amortizable:
In-process software development	$5,375
Total	$5,375

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2024
Amortizable:
Developed technology	$464,291	$178,413	$285,878
Customer contracts and related relationships	255,144	190,033	65,111
Capitalized software	84,837	69,491	15,346
Patents and other	24,504	11,820	12,684
Trade names	14,320	5,456	8,864
Total	$843,096	$455,213	$387,883
Non-amortizable:
In-process research and development	$13,667
In-process software development	4,567
Total	$18,234

During fiscal 2025, the Company acquired Attune Medical and recorded $96.1 million of developed technology, $7.8 million of customer contracts and related relationships and $1.9 million of trade name intangibles based on the purchase accounting valuation. Refer to Note 3, Acquisitions and Strategic Investments, for additional information regarding the acquisition.

In the first quarter of fiscal 2025, the Company announced the commercialization of MVP XL and moved the related in-process research and development intangible asset to developed technologies and commenced amortization. In the second quarter of fiscal 2024, the Company recorded an intangible asset impairment charge of $10.4 million related to the intangibles acquired as part of the enicor GmbH acquisition completed in fiscal 2021 within the Hospital business unit.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

During the three and six months ended September 28, 2024, amortization expense was $14.2 million and $28.7 million, respectively. During the three and six months ended September 30, 2023, amortization expense was $9.4 million and $19.2 million, respectively.

Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Remainder of Fiscal 2025	$26,135
Fiscal 2026	$49,842
Fiscal 2027	$47,893
Fiscal 2028	$46,121
Fiscal 2029	$44,927

12. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	September 28, 2024	March 30, 2024
Convertible notes	$981,513	$494,813
Term loan, net of financing fees	242,511	261,971
Revolving credit facility	—	50,000
Other borrowings	933	1,009
Less: current portion	(5,434)	(10,229)
Long-term debt	$1,219,523	$797,564

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

During the second quarter of fiscal 2025, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of September 28, 2024 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of September 28, 2024, the $300.0 million principal balance was netted down by $2.3 million of remaining debt issuance costs, resulting in a net convertible note payable of $297.7 million. Interest expense related to the 2026 Notes was $0.4 million and $1.0 million for the three and six months ended September 28, 2024, respectively, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

2029 Notes

On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s 2026 Notes and to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below. The Company intends to use the remainder of the proceeds for future cash requirements, which may include additional repurchases of the 2026 Notes from time to time following the offering, or the repayment at maturity of the 2026 Notes. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

During the second quarter of fiscal 2025, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of September 28, 2024 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

As of September 28, 2024, the $700.0 million principal balance was netted down by $16.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $683.8 million. Interest expense related to the 2029 Notes was $5.2 million and $6.9 million for the three and six months ended September 28, 2024, respectively, which includes nominal interest expense and the amortization of the debt issuance costs.

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

The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three and six months ended September 28, 2024, the Company recognized $4.9 million and $12.0 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.

At September 28, 2024, $248.4 million was outstanding under the term loan with an effective interest rate of 6.7%, which was netted down by the $5.9 million of remaining debt discount, resulting in a net note payable of $242.5 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following September 28, 2024. There were no outstanding borrowings under the revolving credit facilities at September 28, 2024. The Company also had $19.8 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 28, 2024.

The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of September 28, 2024.

The future aggregate amount of debt maturities are as follows:

(In thousands)
Remainder of Fiscal 2025	$3,198
Fiscal 2026	$306,355
Fiscal 2027	$6,312
Fiscal 2028	$11,003
Fiscal 2029	$17,257
Thereafter	$905,246

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During both the three and six months ended September 28, 2024, 25.9% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of September 28, 2024 and March 30, 2024 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $30.8 million as of September 28, 2024 and $74.0 million as of March 30, 2024. At September 28, 2024, a loss of $1.3 million, net of tax, will be reclassified to earnings within the next twelve months. All currency cash flow hedges outstanding as of September 28, 2024 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $38.0 million as of September 28, 2024 and $39.9 million as of March 30, 2024.

Interest Rate Swaps

Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

To mitigate the interest rate risk on the Company’s senior unsecured term loan, in September 2022, the Company entered into four interest rate swaps, two of which expired in June 2023 and the remaining two were amended and extended in September 2024. The amendment and extension of the two interest rate swaps did not have a material impact on the Condensed Consolidated Financial Statements.

Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. As a result of the amendment and extension in September 2024, the two modified interest rate swaps (the “Swaps”) have an average blended fixed interest rate of 3.31% plus the applicable rate on approximately 80% of the notional value of the unsecured term loan, until their maturity in April 2029. The Company has determined both of the Swaps are effective and qualify for hedge accounting treatment.

The Company held the following interest rate swaps as of September 28, 2024:

Hedged Item	Original Notional Amount	Notional Amount as of September 28, 2024	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	103,600	103,600	9/27/2024	9/30/2024	4/30/2029	3.32%	(634)
1-month USD Term SOFR	102,200	102,200	9/27/2024	9/30/2024	4/30/2029	3.30%	(403)
Total	$205,800	$205,800					$(1,037)

For the six months ended September 28, 2024, the Company recorded a loss of $2.1 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning balance	$5,719	$5,047	$5,695	$4,932
Credit loss	179	30	216	181
Write-offs	14	(33)	1	(69)
Ending balance	$5,912	$5,044	$5,912	$5,044

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended September 28, 2024:

Derivative Instruments	Amount of Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(1,263)	$(506)	Net revenues, COGS and SG&A	$506	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$117	Interest and other expense, net
Designated interest rate swaps, net of tax	$(2,053)	$36	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of September 28, 2024 or March 30, 2024. As of September 28, 2024, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 28, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of September 28, 2024 and March 30, 2024:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		September 28, 2024	March 30, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$—	$1,353
Non-designated foreign currency hedge contracts	Other current assets	32	154
Designated interest rate swaps	Other current assets	744	1,673
Designated interest rate swaps	Other long-term assets	—	62
		$776	$3,242
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$624	$395
Non-designated foreign currency hedge contracts	Other current liabilities	104	536
Designated interest rate swaps	Other long-term liabilities	1,781	—
		$2,509	$931

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 28, 2024 and March 30, 2024.

	As of September 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155,290	$—	$—	$155,290
Non-designated foreign currency hedge contracts	—	32	—	32
Designated interest rate swaps	—	744	—	744
	$155,290	$776	$—	$156,066
Liabilities
Designated foreign currency hedge contracts	$—	$624	$—	$624
Non-designated foreign currency hedge contracts	—	104	—	104
Designated interest rate swaps	—	1,781	—	1,781
Contingent consideration	—	—	26,334	26,334
	$—	$2,509	$26,334	$28,843

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,073	$—	$—	$43,073
Designated foreign currency hedge contracts	—	1,353	—	1,353
Non-designated foreign currency hedge contracts	—	154	—	154
Designated interest rate swaps	—	1,735	—	1,735
	$43,073	$3,242	$—	$46,315
Liabilities
Designated foreign currency hedge contracts	$—	$395	$—	$395
Non-designated foreign currency hedge contracts	—	536	—	536
	$—	$931	$—	$931

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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	September 28, 2024	Technique	Input	Range
Revenue-based payments	$20,606	Monte Carlo Simulation Model	Discount rate	6.3%
			Projected year of payments	2025 - 2027
Regulatory-based payment	$4,735	Monte Carlo Simulation Model	Discount rate	6.1%
			Probability of payment	50%
			Projected year of payment	2026 - 2028
Event-based payment	$993	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected year of payment	2028

The fair value of contingent consideration associated with the Attune Medical acquisition was $26.3 million at September 28, 2024. As of September 28, 2024, $8.0 million was included in other current liabilities and $18.3 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 30, 2024	$—
Acquisition date fair value of contingent consideration	25,000
Purchase accounting adjustments	300
Change in fair value	1,034
Balance at September 28, 2024	$26,334

Other Fair Value Disclosures

The fair values of the 2026 Notes and 2029 Notes were $277.7 million and $701.7 million as of September 28, 2024, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.

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

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. In fiscal 2024, the Company recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. Substantially all outstanding claims have been paid as of September 28, 2024.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance as of March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
Other comprehensive income (loss) before reclassifications(1)	4,854	—	(3,316)	1,538
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(470)	(470)
Net current period other comprehensive income (loss)	4,854	—	(3,786)	1,068
Balance as of September 28, 2024	$(33,420)	$1,748	$(2,892)	$(34,564)
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

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenues(1)
Plasma	$138,565	$142,643	$274,607	$282,134
Blood Center	68,804	70,470	135,643	139,639
Hospital	138,384	105,950	272,790	208,378
Net revenues in constant currency	345,753	319,063	683,040	630,151
Effect of exchange rates	(242)	(880)	(1,357)	(636)
Net revenues	$345,511	$318,183	$681,683	$629,515
(1) Beginning in fiscal 2025, the Company integrated service revenue within its three business units. Prior periods were conformed to current presentation.

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment operating income
Plasma	$69,728	$78,042	$135,565	$153,740
Blood Center	27,167	27,307	49,789	53,590
Hospital	59,705	41,834	113,596	82,777
Segment operating income	156,600	147,183	298,950	290,107
Corporate expenses (1)	(74,407)	(75,750)	(144,387)	(151,059)
Effect of exchange rates	1,312	(3,091)	(37)	(478)
Amortization of acquired intangible assets	(12,264)	(7,222)	(24,735)	(14,695)
Amortization of fair value inventory step-up	(3,739)	—	(8,978)	—
Integration and transaction costs	(882)	(1,784)	(13,205)	(2,899)
Restructuring costs	(4,792)	(86)	(9,414)	(75)
Restructuring related costs	(1,571)	(1,947)	(4,089)	(4,151)
Digital transformation costs	(4,858)	(3,592)	(11,203)	(7,297)
PCS2 related charges	—	(552)	—	(411)
MDR and IVDR costs	(991)	(1,988)	(2,117)	(3,154)
Litigation-related charges	(320)	(5,449)	(1,075)	(6,507)
Impairment of intangible assets	(2,391)	(10,419)	(2,391)	(10,419)
Gain on sale of property, plant and equipment	—	—	14,134	—
Operating income	$51,697	$35,303	$91,453	$88,962
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Plasma	$138,561	$142,794	$274,471	$282,415

Apheresis	54,332	54,973	103,426	104,139
Whole Blood	14,196	14,683	31,347	34,723
Blood Center	68,528	69,656	134,773	138,862

Interventional Technologies(1)	61,923	38,541	124,967	76,161
Blood Management Technologies(2)	76,499	67,192	147,472	132,077
Hospital	138,422	105,733	272,439	208,238

Net revenues(3)	$345,511	$318,183	$681,683	$629,515
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

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$256,061	$236,345	$504,963	$473,418
Japan	16,424	15,011	30,129	26,784
Europe	41,991	38,666	89,216	78,053
Rest of Asia	25,768	27,735	45,551	49,775
Other	5,267	426	11,824	1,485
Net revenues	$345,511	$318,183	$681,683	$629,515

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

Recent Developments

Accelerated Share Repurchase

In August 2024, in accordance with our previously-announced three-year share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase $75.0 million of our common stock. Pursuant to the terms of the ASR, in August 2024, we paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of our common stock based on a closing market price on the New York Stock Exchange on August 28, 2024 of $75.08. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in October 2024, subsequent to the end of the second quarter of fiscal 2025, and 0.2 million additional shares were delivered upon settlement. As of September 28, 2024, the total remaining authorization for repurchases of our common stock under the share repurchase program was $150.0 million.

Issuance of Convertible Senior Notes

On May 28, 2024, we issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, of which $230.0 million was used to repay the entirety of the balance on the revolving credit facility under the Company’s current credit agreement, $185.5 million was used to repurchase a portion of our existing 0% convertible senior notes due 2026 and $88.2 million was used to complete capped call transactions, with the remaining proceeds available for future cash requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

Acquisition of Attune Medical

On April 1, 2024, we completed our acquisition of Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”) for total consideration of $187.7 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. We financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

Attune Medical's ensoETM technology is designed for use across a range of medical conditions involving patient cooling or warming, including treatment in electrophysiology, critical care, neurocritical care, trauma, burn surgery, spine surgery, and cancer surgery, among others. The addition of our Esophageal Protection product line through this acquisition expands our Hospital business unit’s presence in electrophysiology and complements its Vascular Closure product line within Interventional Technologies, which is included in the Hospital reportable segment.

Acquisition of OpSens Inc.

On December 12, 2023, we completed our acquisition of OpSens Inc. (“OpSens”) for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. We financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (FFR) and diastolic pressure ratio (dPR) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands our Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.

Financial Summary

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	September 28, 2024	September 30, 2023	% Increase/ (Decrease)	September 28, 2024	September 30, 2023	% Increase/ (Decrease)
Net revenues	$345,511	$318,183	8.6%	$681,683	$629,515	8.3%
Gross profit	$187,437	$170,510	9.9%	$362,361	$337,775	7.3%
% of net revenues	54.2%	53.6%		53.2%	53.7%
Operating expenses	$135,740	$135,207	0.4%	$270,908	$248,813	8.9%
Operating income	$51,697	$35,303	46.4%	$91,453	$88,962	2.8%
% of net revenues	15.0%	11.1%		13.4%	14.1%
Interest and other expense, net	$(6,993)	$(2,471)	183.0%	$(36)	$(4,540)	(99.2)%
Income before provision for income taxes	$44,704	$32,832	36.2%	$91,417	$84,422	8.3%
Provision for income taxes	$10,873	$7,924	37.2%	$19,213	$18,472	4.0%
% of pre-tax income	24.3%	24.1%		21.0%	21.9%
Net income	$33,831	$24,908	35.8%	$72,204	$65,950	9.5%
% of net revenues	9.8%	7.8%		10.6%	10.5%
Net income per share - basic	$0.66	$0.49	34.7%	$1.42	$1.30	9.2%
Net income per share - diluted	$0.66	$0.48	37.5%	$1.40	$1.28	9.4%

Net revenues increased 8.6% and 8.3% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, net revenues increased 8.7% during both the three and six months ended September 28, 2024, as compared with the same periods of fiscal 2024. Revenue increases in our Hospital businesses, primarily related to recent acquisitions as well as volume and price benefits, drove the overall increases in revenue during the three and six months ended September 28, 2024.

Operating income increased 46.4% and 2.8% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increase during the three months ended September 28, 2024 was primarily due to operating leverage, partially offset by operating costs related to recent acquisitions and increased amortization of acquired intangible assets. The increase for the six months ended September 28, 2024 was primarily due to operating leverage and the gains realized on the sale of a manufacturing facility in the first quarter of fiscal 2025, partially offset by operating, transaction and integration costs related to recent acquisitions and increased amortization of acquired intangible assets.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$256,061	$236,345	8.3%	—%	8.3%
International	89,450	81,838	9.3%	(0.5)%	9.8%
Net revenues	$345,511	$318,183	8.6%	(0.1)%	8.7%

	Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$504,963	$473,418	6.7%	—%	6.7%
International	176,720	156,097	13.2%	(1.8)%	15.0%
Net revenues	$681,683	$629,515	8.3%	(0.4)%	8.7%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During both the three and six months ended September 28, 2024, our revenue generated outside the U.S. was 25.9% of total net revenues, as compared with 25.7% and 24.8%, respectively, during the three and six months ended September 30, 2023. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	September 28, 2024	September 30, 2023	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$138,561	$142,794	(3.0)%	—%	(3.0)%

Apheresis	54,332	54,973	(1.2)%	(1.0)%	(0.2)%
Whole Blood	14,196	14,683	(3.3)%	—%	(3.3)%
Blood Center	68,528	69,656	(1.6)%	(0.7)%	(0.9)%

Interventional Technologies(2)	61,923	38,541	60.7%	(0.2)%	60.9%
Blood Management Technologies(3)	76,499	67,192	13.9%	0.3%	13.6%
Hospital	138,422	105,733	30.9%	0.1%	30.8%

Net revenues(4)	$345,511	$318,183	8.6%	(0.1)%	8.7%

	Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$274,471	$282,415	(2.8)%	—%	(2.8)%

Apheresis	103,426	104,139	(0.7)%	(2.0)%	1.3%
Whole Blood	31,347	34,723	(9.7)%	(0.1)%	(9.6)%
Blood Center	134,773	138,862	(2.9)%	(1.4)%	(1.5)%

Interventional Technologies(2)	124,967	76,161	64.1%	(0.3)%	64.4%
Blood Management Technologies(3)	147,472	132,077	11.7%	(0.2)%	11.9%
Hospital	272,439	208,238	30.8%	(0.3)%	31.1%

Net revenues(4)	$681,683	$629,515	8.3%	(0.4)%	8.7%

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

Plasma

Plasma revenue decreased 3.0% and 2.8% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Plasma revenue decreased 3.0% and 2.8% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The decreases during the three and six months ended September 28, 2024 were primarily driven by lower sales volumes in North America, primarily relating to the previously announced customer transition of CSL Plasma, whose non-exclusive supply agreement with the Company is scheduled to expire in December 2025. We anticipate sales of approximately $100.0 million to CSL in fiscal 2025. The decrease for the six months ended September 28, 2024 was also due to a temporary plasma center outage at one of our customers.

Blood Center

Blood Center revenue decreased 1.6% and 2.9% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Blood Center revenue decreased 0.9% and 1.5% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The decreases during the three and six months ended September 28, 2024 were primarily driven by declines in our Whole Blood business.

Hospital

Hospital revenue increased 30.9% and 30.8% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Hospital revenue increased 30.8% and 31.1% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increases during the three and six months ended September 28, 2024 were primarily attributable to the product lines within the Interventional Technologies franchise with benefits from Sensor Guided Technologies and Esophageal Protection that were recently acquired, as well as growth in Vascular Closure as well as Blood Management Technologies.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	% Increase	September 28, 2024	September 30, 2023	% Increase
Gross profit	$187,437	$170,510	9.9%	$362,361	$337,775	7.3%
% of net revenues	54.2%	53.6%		53.2%	53.7%

Gross profit increased 9.9% and 7.3% for the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, gross profit increased 13.2% and 9.5% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increases during the three and six months ended September 28, 2024 were driven by increased revenues in the Hospital business and volume, mix and price, partially offset by restructuring costs related to portfolio rationalization initiatives, foreign exchange, amortization of fair value inventory step-up related to the Attune Medical acquisition.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023	% Increase/ (Decrease)	September 28, 2024	September 30, 2023	% Increase
Research and development	$16,530	$12,665	30.5%	$30,979	$25,313	22.4%
% of net revenues	4.8%	4.0%		4.5%	4.0%
Selling, general and administrative	$106,946	$115,320	(7.3)%	$215,194	$208,805	3.1%
% of net revenues	31.0%	36.2%		31.6%	33.2%
Amortization of acquired intangible assets	$12,264	$7,222	69.8%	$24,735	$14,695	68.3%
% of net revenues	3.5%	2.3%		3.6%	2.3%
Total operating expenses	$135,740	$135,207	0.4%	$270,908	$248,813	8.9%
% of net revenues	39.3%	42.5%		39.7%	39.5%

Research and Development

Research and development expenses increased 30.5% and 22.4% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, research and development expenses increased 30.7% and 22.5% during the three and six months ended September 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increases during the three and six months ended September 28, 2024 were primarily due to increased headcount as a result of recent acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses decreased 7.3% during the three months ended September 28, 2024 and increased 3.1% during the six months ended September 28, 2024, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, selling, general, and administrative expenses decreased 6.6% during the three months ended September 28, 2024 and increased 3.2% during the six months ended September 28, 2024, as compared with the same periods of fiscal 2024. The decrease during the three months ended September 28, 2024 was driven by decreased performance-based compensation as well as decreases in impairment of intangible assets and litigation-related charges compared to the prior year period, partially offset by operating costs related to recent acquisitions and increased headcount. The increase during the six months ended September 28, 2024 was primarily driven by transaction, integration and operating costs related to recent acquisitions, increased headcount and restructuring costs related to portfolio rationalization initiatives, partially offset by gains realized on the sale of a manufacturing facility in the first quarter of fiscal 2025 and the decreases in impairment of intangible assets compared to the prior year period.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $12.3 million and $24.7 million during the three and six months ended September 28, 2024, respectively, and $7.2 million and $14.7 million during the three and six months ended September 30, 2023, respectively. The increases were primarily related to the amortization of the intangible assets acquired in conjunction with the recent acquisitions of OpSens and Attune Medical.

Interest and Other Expense, Net

Interest and other expense increased by $4.5 million during the three months ended September 28, 2024 and decreased $4.5 million during the six months ended September 28, 2024, as compared with the same periods of fiscal 2024. The increase during the three months ended September 28, 2024, as compared with the prior year period, was primarily driven by interest expense and amortization of deferred financing costs on the 2029 Notes issued in fiscal 2025, partially offset by foreign exchange. The decrease during the six months ended September 28, 2024 was primarily driven by the net gain on the repurchase of convertible notes during the first quarter of fiscal 2025, partially offset by interest expense on the 2029 Notes issued in fiscal 2025 as well as higher interest incurred on our revolving credit facilities, as compared with the same period of fiscal 2024.

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

For the three and six months ended September 28, 2024, the Company reported income tax expense of $10.9 million and $19.2 million, representing effective tax rates of 24.3% and 21.0%. The effective tax rate for the three months ended September 28, 2024, which includes an immaterial discrete tax benefit. The effective tax rate for the six months ended September 28, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

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

The increase in the reported tax rate for the three months ended September 28, 2024, compared to the same period in fiscal 2024, relates primarily to the unfavorable impact of the jurisdictional mix of earnings and non-deductible acquisition-related expenses. The decrease in the reported tax rate for the six months ended September 28, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year, partially offset by the unfavorable impact of jurisdictional mix of earnings and non-deductible acquisition-related expenses.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	September 28, 2024	March 30, 2024
Cash and cash equivalents	$299,283	$178,800
Working capital	$681,956	$468,520
Current ratio	3.5	2.6
Net debt position(1)	$(925,674)	$(628,993)
Days sales outstanding (DSO)	56	54
Inventory turnover	1.4	1.7
(1) Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2026. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, portfolio rationalization initiatives and cash principal and interest payments under our revised credit agreements. As of September 28, 2024, we had $299.3 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.

In the first quarter of fiscal 2025, the Company used a portion of its proceeds from the 2029 Notes to repurchase, for $185.5 million, $200.0 million of the $500.0 million aggregate principal amount of its 0% convertible senior notes due 2026 (the “2026 Notes”), resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of September 28, 2024, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $2.3 million of remaining debt issuance costs, resulting in a net convertible note payable of $297.7 million. Interest expense related to the 2026 Notes was $0.4 million and $1.0 million for the three and six months ended September 28, 2024, respectively, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

As of September 28, 2024, the $700.0 million principal balance of the 2029 Notes was netted down by $16.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $683.8 million. Interest expense related to the 2029 Notes was $5.2 million and $6.9 million for the three and six months ended September 28, 2024, respectively, which includes nominal interest expense and the amortization of the debt issuance costs.

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

At September 28, 2024, $248.4 million was outstanding under the term loan with an effective interest rate of 6.7%. There were no outstanding borrowings under the revolving credit facilities at September 28, 2024. The Company also had $19.8 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 28, 2024.

The Company has scheduled principal payments of $3.1 million required during the remainder of fiscal 2025 related to its term loan.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges between $85.0 million and $90.0 million by the end of fiscal 2025 under the program in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and six months ended September 28, 2024, the Company incurred $1.7 million and $4.1 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Six Months Ended
(In thousands)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$21,402	$118,210
Investing activities	(162,564)	(40,396)
Financing activities	258,888	(7,770)
Effect of exchange rate changes on cash and cash equivalents(1)	2,757	(3,505)
Net change in cash and cash equivalents	$120,483	$66,539
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $96.8 million during the six months ended September 28, 2024, as compared with the six months ended September 30, 2023. The decrease in cash provided by operating activities was primarily due to the timing of accounts payable payments, increased inventory balances and a payment in connection with a previously disclosed legal settlement.

Net cash used in investing activities increased by $122.2 million during the six months ended September 28, 2024, as compared with the six months ended September 30, 2023. The increase in cash used in investing activities was primarily the result of the acquisition of Attune Medical, partially offset by the proceeds from the sales of property, plant and equipment.

Net cash provided by financing activities increased by $266.7 million during the six months ended September 28, 2024, as compared with the six months ended September 30, 2023, primarily due to the issuance the 2029 Notes, partially offset by the repurchase of a portion of the 2026 Notes, capped call transactions, share repurchases, payments on the revolving credit facility and debt issuance costs.

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

Foreign Exchange

During both the three and six months ended September 28, 2024, 25.9% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K (as supplemented by Part II, Item 1A. “Risks Factors” of our Quarterly Report on Form 10-Q for the first quarter ended June 29, 2024).

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

Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K (as supplemented by Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter ended June 29, 2024) to be a complete statement of all potential risks and uncertainties. The Company does not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of September 28, 2024, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $2.9 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $3.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of September 28, 2024 was $248.4 million with an effective interest rate of 6.7% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of September 28, 2024, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $205.8 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of September 28, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of fiscal 2024, we implemented the first phase of a new global enterprise resource planning (“ERP”) system, which will continue to be implemented in phases through fiscal 2026. The ERP will replace existing financial systems we have historically relied on. As each phase of the implementation occurs, we will reassess our processes and procedures, which may result in changes to our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the first quarter ended June 29, 2024, there are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

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

In August 2024, the Company entered into an ASR with Citibank to repurchase $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in August 2024, the Company paid Citibank $75.0 million in cash and received an initial delivery of 0.8 million shares of the Company's common stock based on a closing market price on the New York Stock Exchange on August 28, 2024 of $75.08. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in October 2024, subsequent to the end of the second quarter of fiscal 2025, and 0.2 million additional shares were delivered upon settlement. As of September 28, 2024, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $150.0 million.

The following table provides information on the Company’s share repurchases during the second quarter of fiscal 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)($)
June 30, 2024 – July 27, 2024	—	—	—	$225.0
July 28, 2024 – August 24, 2024	—	—	—	225.0
August 25, 2024 – September 28, 2024	799,148	$75.08	799,148	$150.0
Total	799,148		799,148

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 28, 2024, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

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

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 28, 2024 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

November 7, 2024	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)