Form 10-Q
period 2024-12-28
HAEMONETICS CORP
filed 2025-02-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of February 3, 2025: 50,237,466

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenues	$348,542	$336,250	$1,030,225	$965,765
Cost of goods sold	154,995	158,383	474,317	450,123
Gross profit	193,547	177,867	555,908	515,642
Operating expenses:
Research and development	15,829	13,265	46,808	38,578
Selling, general and administrative	106,459	111,713	321,653	320,518
Amortization of acquired intangible assets	12,230	6,911	36,965	21,606
Total operating expenses	134,518	131,889	405,426	380,702
Operating income	59,029	45,978	150,482	134,940
Interest and other expense, net	(9,112)	(1,949)	(9,148)	(6,489)
Income before provision for income taxes	49,917	44,029	141,334	128,451
Provision for income taxes	12,423	12,788	31,636	31,260
Net income	$37,494	$31,241	$109,698	$97,191

Net income per share - basic	$0.75	$0.62	$2.16	$1.92
Net income per share - diluted	$0.74	$0.61	$2.14	$1.89

Weighted average shares outstanding
Basic	50,286	50,768	50,709	50,679
Diluted	50,639	51,445	51,148	51,394

Comprehensive income	$16,557	$39,564	$89,829	$103,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except share data)

	December 28, 2024	March 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$320,846	$178,800
Accounts receivable, less allowance for credit losses of $5,986 at December 28, 2024 and $5,695 at March 30, 2024	211,949	206,562
Inventories, net	359,614	317,202
Prepaid expenses and other current assets	113,459	66,339
Total current assets	1,005,868	768,903
Property, plant and equipment, net	286,107	311,362
Intangible assets, less accumulated amortization of $311,596 at December 28, 2024 and $455,213 at March 30, 2024	465,615	406,117
Goodwill	605,266	565,082
Deferred tax asset	8,000	7,739
Other long-term assets	160,414	136,388
Total assets	$2,531,270	$2,195,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$5,075	$10,229
Accounts payable	62,990	73,358
Accrued payroll and related costs	45,933	80,708
Other current liabilities	139,235	136,088
Total current liabilities	253,233	300,383
Long-term debt	1,219,762	797,564
Deferred tax liability	61,451	62,644
Other long-term liabilities	89,964	75,041
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 50,235,051 shares at December 28, 2024 and 50,787,859 shares at March 30, 2024	502	508
Additional paid-in capital	569,629	634,627
Retained earnings	392,230	360,456
Accumulated other comprehensive loss	(55,501)	(35,632)
Total stockholders’ equity	906,860	959,959
Total liabilities and stockholders’ equity	$2,531,270	$2,195,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, March 30, 2024	50,788	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	47	—	3,441	—	—	3,441
Exercise of stock options	73	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280	3	(3)	—	—	—
Tax withholding on employee equity awards	(35)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,153	$512	$560,881	$386,642	$(42,667)	$905,368
Exercise of stock options	5	—	515	(264)	—	251
Shares repurchased, including excise tax	(799)	(8)	(23,839)	(51,394)	—	(75,241)
Issuance of restricted stock, net of cancellations	23	—	—	—	—	—
Tax withholding on employee equity awards	(1)	—	(39)	(279)	—	(318)
Share-based compensation expense	—	—	6,857	—	—	6,857
Net income	—	—	—	33,831	—	33,831
Other comprehensive income	—	—	—	—	8,103	8,103
Balance, September 28, 2024	50,381	$504	$544,375	$368,536	$(34,564)	$878,851
Employee stock purchase plan	49	—	3,035	—	—	3,035
Exercise of stock options	12	—	1,266	(761)	—	505
Shares repurchased, including excise tax	(209)	(2)	12,761	(12,867)	—	(108)
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Tax withholding on employee equity awards	(1)	—	(22)	(172)	—	(194)
Share-based compensation expense	—	—	8,214	—	—	8,214
Net income	—	—	—	37,494	—	37,494
Other comprehensive loss	—	—	—	—	(20,937)	(20,937)
Balance, December 28, 2024	50,235	$502	$569,629	$392,230	$(55,501)	$906,860

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	40	—	2,871	—	—	2,871
Exercise of stock options	145	2	5,858	(5,233)	—	627
Issuance of restricted stock, net of cancellations	140	2	(2)	—	—	—
Tax withholding on employee equity awards	(68)	(1)	(812)	(4,960)	—	(5,773)
Share-based compensation expense	—	—	6,989	—	—	6,989
Net income	—	—	—	41,042	—	41,042
Other comprehensive income	—	—	—	—	863	863
Balance, July 1, 2023	50,706	$507	$609,610	$284,017	$(29,518)	$864,616
Exercise of stock options	12	—	655	37	—	692
Issuance of restricted stock, net of cancellations	22	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(11)	(64)	—	(75)
Share-based compensation expense	—	—	6,706	—	—	6,706
Net income	—	—	—	24,908	—	24,908
Other comprehensive loss	—	—	—	—	(3,187)	(3,187)
Balance, September 30, 2023	50,740	$507	$616,960	$308,898	$(32,705)	$893,660
Employee stock purchase plan	39	—	2,732	—	—	2,732
Exercise of stock options	4	1	189	(4)	—	186
Issuance of restricted stock, net of cancellations	3	—	—	—	—	—
Tax withholding on employee equity awards	(1)	—	(4)	(36)	—	(40)
Share-based compensation expense	—	—	7,217	—	—	7,217
Net income	—	—	—	31,241	—	31,241
Other comprehensive income	—	—	—	—	8,323	8,323
Balance, December 30, 2023	50,785	$508	$627,094	$340,099	$(24,382)	$943,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited in thousands)

	Nine Months Ended
	December 28, 2024	December 30, 2023
Cash Flows from Operating Activities:
Net income	$109,698	$97,191
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	87,378	69,576
Amortization of fair value inventory step-up	12,319	—
Share-based compensation expense	22,699	20,912
Impairment of intangible assets	2,391	10,419
Gain on repurchase of convertible senior notes, net	(12,600)	—
Inventory reserve adjustment	1,289	6,904
Gains on sales of property, plant and equipment	(14,572)	(647)
Deferred tax benefit	(8,593)	(5,138)
Other non-cash operating activities	8,114	5,748
Change in operating assets and liabilities:
Change in accounts receivable	(3,379)	(27,743)
Change in inventories	(65,629)	(40,721)
Change in prepaid income taxes	(2,638)	1,730
Change in other assets and other liabilities	(34,493)	(15,619)
Change in accounts payable and accrued expenses	(36,816)	(4,942)
Net cash provided by operating activities	65,168	117,670
Cash Flows from Investing Activities:
Capital expenditures	(23,635)	(31,440)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(12,649)	(25,171)
Acquisition, net of cash acquired	(150,906)	(243,852)
Proceeds from sale of property, plant and equipment	20,802	1,259
Other investing activities	(13,547)	(10,129)
Net cash used in investing activities	(179,935)	(309,333)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	700,000	—
Repurchase of convertible senior notes	(185,500)	—
Purchase of capped call related to convertible notes	(88,200)	—
Term loan borrowings	250,000	—
Term loan redemption	(262,500)	—
Proceeds from revolving facility	—	110,000
Payments on revolving facility	(50,000)	—
Repayment of term loan borrowings	(3,125)	(8,750)
Debt issuance costs	(23,135)	—
Share repurchases	(75,000)	—
Proceeds from employee stock purchase plan	6,476	5,603
Proceeds from exercise of stock options	1,717	1,505
Cash used to net share settle employee equity awards	(10,243)	(5,885)
Other financing activities	(222)	(814)
Net cash provided by financing activities	260,268	101,659
Effect of exchange rates on cash and cash equivalents	(3,455)	(484)
Net Change in Cash and Cash Equivalents	142,046	(90,488)
Cash and Cash Equivalents at Beginning of Period	178,800	284,466
Cash and Cash Equivalents at End of Period	$320,846	$193,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 28, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 29, 2025 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events as of or for the nine months ended December 28, 2024, except for those discussed in Note 3, Acquisitions, Divestitures and Strategic Investments.

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

In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASC Update No. 2024-03 requires detailed cost and expense information disaggregated in the financial statement notes. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2024-03 is applicable to Haemonetics beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.

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

The purchase price of $176.2 million, net of $11.5 million of cash acquired, consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

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

Divestiture of the Whole Blood Product Line

On December 3, 2024, the Company announced that it had entered into a definitive agreement to sell its Whole Blood product line and related assets within its Blood Center business unit to GVS, S.p.A (“GVS”), a manufacturer of filter solutions for applications in the healthcare and life sciences sectors. The divested assets include the Company’s complete portfolio of proprietary whole blood collection, processing and filtration solutions, along with the Company’s manufacturing facility in Covina, California where certain of these products are produced, and related equipment and assets located at the Company’s manufacturing facility in Tijuana, Mexico. On January 13, 2024, subsequent to the third quarter ended December 28, 2024, the Company completed the transaction with GVS for total cash consideration of up to $67.8 million, which includes $45.3 million upfront and up to $22.5 million in contingent consideration, based on sales growth over the next three years and the achievement of certain other milestones. As the related assets are considered held for sale as of December 28, 2024, the Company has reclassified $34.7 million of inventory, $7.3 million of property, plant and equipment, $4.5 million of goodwill and $0.5 million of accrued liabilities to Prepaid expenses and other current assets and other current liabilities in the Condensed Consolidated Balance Sheets, which were previously included in the Blood Center reportable segment.

Strategic Investments

As part of the Company’s business development activities, it holds strategic investments in certain entities. As of December 28, 2024, the Company has made total investments in Vivasure Medical LTD (“Vivasure”) of €35 million. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company made certain other strategic investments totaling $14.0 million and $7.6 million during fiscal 2025 and 2024, respectively. The Company’s strategic investments are classified as other long-term assets on the Company’s Condensed Consolidated Balance Sheets and the Company has not recorded any material adjustments to the carrying value of the Company’s strategic investments during three and nine months ended December 28, 2024 and December 30, 2023.

4. REVENUE

As of December 28, 2024, the Company had $33.3 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 75% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of December 28, 2024 and March 30, 2024, the Company had contract liabilities of $35.6 million and $31.2 million, respectively. During the three and nine months ended December 28, 2024, the Company recognized $4.9 million and $26.7 million of revenue, respectively, that was included in the above March 30, 2024 contract liability balance. Contract liabilities are classified as other current liabilities on the Condensed Consolidated Balance Sheet. As of December 28, 2024 and March 30, 2024, the Company’s contract assets were immaterial.

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

Operational Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The Company expects to incur aggregate charges of approximately $85.0 million by the end of fiscal 2025 under the program. The majority of charges will result in cash outlays, including severance and other employee costs, and will be incurred as the specific actions required to execute these initiatives are identified and approved. During the three and nine months ended December 28, 2024, the Company incurred $1.9 million and $6.0 million, respectively, of restructuring and restructuring related costs under this program. During the three and nine months ended December 30, 2023, the Company incurred $2.6 million and $6.8 million, respectively, of restructuring and restructuring related costs under this program. Total cumulative charges under this program are $83.0 million through December 28, 2024.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. In the three and nine months ended December 28, 2024, the Company incurred $3.1 million and $12.5 million of expenses, respectively, of restructuring and restructuring related costs in connection with these portfolio rationalization initiatives. In both the three and nine months ended December 30, 2023, the Company incurred $7.8 million of restructuring and related costs related to these portfolio rationalization initiatives.

The following table summarizes the activity for restructuring reserves related to the portfolio rationalization initiatives and the 2020 Program for the nine months ended December 28, 2024, which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

(In thousands)	Portfolio Rationalization	2020 Program	Total
Balance at March 30, 2024	$11,309	$485	$11,794
Costs incurred, net of reversals	12,296	633	12,929
Payments	(10,837)	(652)	(11,489)
Non-cash adjustments	(8,616)	—	(8,616)
Balance at December 28, 2024	$4,152	$466	$4,618

The following presents the restructuring costs by line item within our accompanying unaudited Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cost of goods sold	$3,027	$7,065	$11,158	$7,329
Research and development	(4)	343	(16)	343
Selling, general and administrative expenses	492	560	1,787	371
Total	$3,515	$7,968	$12,929	$8,043

As of December 28, 2024, the Company had a restructuring liability of $4.6 million, all of which is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Plasma	$77	$33	$284	$(164)
Blood Center	685	4,546	4,241	4,546
Hospital	774	2,503	1,404	2,745
Corporate	1,979	886	7,000	916
Total	$3,515	$7,968	$12,929	$8,043

Restructuring related costs	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Plasma	$37	$72	$263	$315
Blood Center	31	93	120	166
Hospital	(68)	251	40	398
Corporate	1,468	1,987	5,134	5,675
Total	$1,468	$2,403	$5,557	$6,554

Total restructuring and restructuring related costs	$4,983	$10,371	$18,486	$14,597

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

For the three and nine months ended December 28, 2024, the Company reported income tax expense of $12.4 million and $31.6 million, respectively, representing effective tax rates of 24.9% and 22.4%. The effective tax rate for the nine months ended December 28, 2024 includes $3.3 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

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

The decrease in the reported tax rate for the three months ended December 28, 2024, compared to the same period in fiscal 2024, relates primarily to the decrease in non-deductible acquisition-related expenses. The decrease in the reported tax rate for the nine months ended December 28, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year and decreased non-deductible acquisition-related expenses.

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Basic EPS
Net income	$37,494	$31,241	$109,698	$97,191
Weighted average shares	50,286	50,768	50,709	50,679
Basic income per share	$0.75	$0.62	$2.16	$1.92
Diluted EPS
Net income	$37,494	$31,241	$109,698	$97,191
Basic weighted average shares	50,286	50,768	50,709	50,679
Net effect of common stock equivalents	353	677	439	715
Diluted weighted average shares	50,639	51,445	51,148	51,394
Diluted income per share	$0.74	$0.61	$2.14	$1.89

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company's common shares has been less than the applicable initial conversion prices, and consequently no shares have been included in diluted earnings per share for the conversion values of both convertible senior notes. For the three and nine months ended December 28, 2024, weighted average shares outstanding, assuming dilution, excludes the impact of $0.8 million anti-dilutive shares for both periods. For the three and nine months ended December 30, 2023, weighted average shares outstanding, assuming dilution, excludes the impact of $0.6 million anti-dilutive shares for both periods.

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

In October 2024, the Company completed a $75.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. (“Citibank”) in August 2024. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $74.36. As of December 28, 2024, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $150.0 million.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	December 28, 2024	March 30, 2024
Raw materials	$101,989	$134,150
Work-in-process	32,120	15,488
Finished goods	225,505	167,564
Total inventories	$359,614	$317,202

In the third quarter of fiscal 2025, the Company announced the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were recognized as held for sale. The related inventory has a value of $34.7 million, which has been reclassified to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

9. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	December 28, 2024	March 30, 2024
Land	$1,999	$4,130
Building and building improvements	107,665	124,338
Plant equipment and machinery	191,063	204,622
Office equipment and information technology	129,123	129,979
Haemonetics equipment	412,561	456,414
Construction in progress	25,046	39,694
Total	867,457	959,177
Less: accumulated depreciation	(581,350)	(647,815)
Property, plant and equipment, net	$286,107	$311,362

During the three and nine months ended December 28, 2024, depreciation expense was $15.2 million and $44.8 million, respectively. During the three and nine months ended December 30, 2023, depreciation expense was $14.2 million and $41.1 million, respectively.

In the third quarter of fiscal 2025, the Company announced the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were recognized as held for sale. The related property, plant and equipment has a gross value of $39.8 million and a net carrying value of $7.3 million, which has been reclassified to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

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

11. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2025 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of March 30, 2024	$29,043	$33,484	$502,555	$565,082
Assets held for sale	—	(4,475)	—	(4,475)
Purchase accounting adjustments	—	—	(19,248)	(19,248)
Acquisitions	—	—	69,542	69,542
Currency translation	—	(268)	(5,367)	(5,635)
Carrying amount as of December 28, 2024	$29,043	$28,741	$547,482	$605,266
The decrease in goodwill of $19.2 million for purchase accounting adjustments was primarily related to the Company obtaining additional facts and information to finalize the pre-acquisition tax returns and associated analyses for OpSens. This resulted in the Company revising its estimate of the net deferred tax liability recorded as of the acquisition date. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the acquisitions of OpSens and Attune Medical.
In the third quarter of fiscal 2025, the Company announced the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were recognized as held for sale. The related goodwill of $4.5 million has been reclassified to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

The gross carrying amount of intangible assets and the related accumulated amortization as of December 28, 2024 and March 30, 2024 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of December 28, 2024
Amortizable:
Developed technology	$505,323	$146,898	$358,425
Customer contracts and related relationships	136,181	70,261	65,920
Capitalized software	85,528	74,722	10,806
Patents and other	27,504	13,579	13,925
Trade names	15,927	6,136	9,791
Total	$770,463	$311,596	$458,867
Non-amortizable:
In-process software development	$6,748
Total	$6,748

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2024
Amortizable:
Developed technology	$464,291	$178,413	$285,878
Customer contracts and related relationships	255,144	190,033	65,111
Capitalized software	84,837	69,491	15,346
Patents and other	24,504	11,820	12,684
Trade names	14,320	5,456	8,864
Total	$843,096	$455,213	$387,883
Non-amortizable:
In-process research and development	$13,667
In-process software development	4,567
Total	$18,234

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

In the third quarter of fiscal 2025, the Company announced the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were recognized as held for sale. The related intangible assets are fully amortized and have a net book value of zero. The gross intangible assets value is $185.6 million.

Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.

During the three and nine months ended December 28, 2024, amortization expense was $13.9 million and $42.6 million, respectively. During the three and nine months ended December 30, 2023, amortization expense was $9.3 million and $28.5 million, respectively.

Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Remainder of Fiscal 2025	$12,995
Fiscal 2026	$49,879
Fiscal 2027	$47,931
Fiscal 2028	$46,160
Fiscal 2029	$44,965

12. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	December 28, 2024	March 30, 2024
Convertible notes	$982,731	$494,813
Term loan, net of financing fees	241,266	261,971
Revolving credit facility	—	50,000
Other borrowings	840	1,009
Less: current portion	(5,075)	(10,229)
Long-term debt	$1,219,762	$797,564

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

During the third quarter of fiscal 2025, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of December 28, 2024 and were classified as long-term debt on the Company’s Condensed Consolidated Balance Sheets.

As of December 28, 2024, the $300.0 million principal balance was netted down by $1.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.1 million. Interest expense related to the 2026 Notes was $0.4 million and $1.4 million for the three and nine months ended December 28, 2024, respectively, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

2029 Notes

On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s 2026 Notes, to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

During the third quarter of fiscal 2025, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of December 28, 2024 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

As of December 28, 2024, the $700.0 million principal balance was netted down by $15.4 million of remaining debt issuance costs, resulting in a net convertible note payable of $684.6 million. Interest expense related to the 2029 Notes was $5.2 million and $12.1 million for the three and nine months ended December 28, 2024, respectively, which includes nominal interest expense and the amortization of the debt issuance costs.

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

The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three and nine months ended December 28, 2024, the Company recognized $4.6 million and $16.6 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.

At December 28, 2024, $246.9 million was outstanding under the term loan with an effective interest rate of 6.1%, which was netted down by the $5.6 million of remaining debt discount, resulting in a net note payable of $241.3 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following December 28, 2024. There were no outstanding borrowings under the revolving credit facilities at December 28, 2024. The Company also had $18.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 28, 2024.

The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of December 28, 2024.

The future aggregate amount of debt maturities are as follows:

(In thousands)
Remainder of Fiscal 2025	$1,597
Fiscal 2026	$306,349
Fiscal 2027	$6,308
Fiscal 2028	$10,999
Fiscal 2029	$17,252
Thereafter	$905,210

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. During the three and nine months ended December 28, 2024, 26.1% and 26.0%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of December 28, 2024 and March 30, 2024 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $45.5 million as of December 28, 2024 and $74.0 million as of March 30, 2024. At December 28, 2024, a loss of $1.1 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of December 28, 2024 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $82.7 million as of December 28, 2024 and $39.9 million as of March 30, 2024.

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

Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the 1-month USD Term SOFR, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio. As a result of the amendment and extension in September 2024, the two modified interest rate swaps have an average blended fixed interest rate of 3.31% plus the applicable rate on approximately 80% of the notional value of the unsecured term loan, until their maturity in April 2029. The Company has determined both of these interest rate swaps are effective and qualify for hedge accounting treatment.

The Company held the following interest rate swaps as of December 28, 2024:

Hedged Item	Original Notional Amount	Notional Amount as of December 28, 2024	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	103,600	103,600	9/27/2024	9/30/2024	4/30/2029	3.32%	2,806
1-month USD Term SOFR	102,200	102,200	9/27/2024	9/30/2024	4/30/2029	3.30%	3,000
Total	$205,800	$205,800					$5,806

For the nine months ended December 28, 2024, the Company recorded a gain of $3.4 million, net of tax, in accumulated other comprehensive loss to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Beginning balance	$5,912	$5,044	$5,695	$4,932
Credit loss	123	653	339	833
Write-offs (recoveries)	(49)	28	(48)	(40)
Ending balance	$5,986	$5,725	$5,986	$5,725

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

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended December 28, 2024:

Derivative Instruments	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Condensed Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(1,095)	$(220)	Net revenues, COGS and SG&A	$959	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$2,092	Interest and other expense, net
Designated interest rate swaps, net of tax	$3,353	$37	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of December 28, 2024 or March 30, 2024. As of December 28, 2024, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 28, 2024, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its Condensed Consolidated Balance Sheets as of December 28, 2024 and March 30, 2024:

(In thousands)	Location in Condensed Consolidated Balance Sheets	As of	As of
		December 28, 2024	March 30, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Other current assets	$1,186	$1,353
Non-designated foreign currency hedge contracts	Other current assets	71	154
Designated interest rate swaps	Other current assets	1,734	1,673
Designated interest rate swaps	Other long-term assets	4,072	62
		$7,063	$3,242
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$1,219	$395
Non-designated foreign currency hedge contracts	Other current liabilities	347	536
		$1,566	$931

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 28, 2024 and March 30, 2024.

	As of December 28, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$170,773	$—	$—	$170,773
Designated foreign currency hedge contracts	—	1,186	—	1,186
Non-designated foreign currency hedge contracts	—	71	—	71
Designated interest rate swaps	—	5,806	—	5,806
	$170,773	$7,063	$—	$177,836
Liabilities
Designated foreign currency hedge contracts	$—	$1,219	$—	$1,219
Non-designated foreign currency hedge contracts	—	347	—	347
Designated interest rate swaps	—	—	—	—
Contingent consideration	—	—	23,133	23,133
	$—	$1,566	$23,133	$24,699

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,073	$—	$—	$43,073
Designated foreign currency hedge contracts	—	1,353	—	1,353
Non-designated foreign currency hedge contracts	—	154	—	154
Designated interest rate swaps	—	1,735	—	1,735
	$43,073	$3,242	$—	$46,315
Liabilities
Designated foreign currency hedge contracts	$—	$395	$—	$395
Non-designated foreign currency hedge contracts	—	536	—	536
	$—	$931	$—	$931

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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	December 28, 2024	Technique	Input	Range
Revenue-based payments	$17,179	Monte Carlo Simulation Model	Discount rate	6.3%
			Projected year of payments	2025 - 2027
Regulatory-based payment	$4,804	Monte Carlo Simulation Model	Discount rate	6.1%
			Probability of payment	50%
			Projected year of payment	2026 - 2028
Event-based payment	$1,150	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected year of payment	2028

The fair value of contingent consideration associated with the Attune Medical acquisition was $23.1 million at December 28, 2024. As of December 28, 2024, $1.7 million was included in other current liabilities and $21.4 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 30, 2024	$—
Acquisition date fair value of contingent consideration	25,000
Purchase accounting adjustments	300
Change in fair value	(2,167)
Balance at December 28, 2024	$23,133

Other Fair Value Disclosures

The fair values of the 2026 Notes and 2029 Notes were $282.0 million and $688.9 million as of December 28, 2024, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.

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

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserts that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff seeks statutory damages, attorneys’ fees and injunctive and equitable relief. In March 2021, the Company moved to dismiss the complaint for lack of personal jurisdiction and concurrently filed a motion to dismiss for failure to state a claim and a motion to stay. In March 2022, the court denied the Company’s motion to dismiss for lack of personal jurisdiction but did not address the merits of the Company’s other positions. In March 2023, the Company filed a second motion to dismiss the complaint, which is pending before the court. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter. In the third quarter of fiscal 2024, the parties requested preliminary court approval of a final settlement agreement, which was granted in February 2024, and the Company recorded an immaterial additional loss contingency related to settlement administration, resulting in an accrual of $8.7 million within other current liabilities in its consolidated balance sheets. In March 2024, notice of the settlement was mailed to class members and the parties are now awaiting the complete administration of the settlement through the third-party administrator. In the first quarter of fiscal 2025, the Company issued payment of the $8.7 million settlement amount following the court’s final approval of the settlement agreement and dismissal of the matter with prejudice.

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

Product Recall

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. In fiscal 2024, the Company recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. Substantially all outstanding claims have been paid as of December 28, 2024.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows:

(In thousands)	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance as of March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
Other comprehensive income (loss) before reclassifications(1)	(21,943)	—	2,257	(19,686)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(183)	(183)
Net current period other comprehensive income (loss)	(21,943)	—	2,074	(19,869)
Balance as of December 28, 2024	$(60,217)	$1,748	$2,968	$(55,501)
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

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net revenues(1)
Plasma	$134,389	$147,560	$408,996	$429,694
Blood Center	70,730	73,528	206,373	213,167
Hospital	144,248	116,625	417,038	325,003
Net revenues in constant currency	349,367	337,713	1,032,407	967,864
Effect of exchange rates	(825)	(1,463)	(2,182)	(2,099)
Net revenues	$348,542	$336,250	$1,030,225	$965,765
(1) Beginning in fiscal 2025, the Company integrated service revenue within its three business units. Prior periods were conformed to current presentation.

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Segment operating income
Plasma	$70,337	$80,450	$205,902	$234,190
Blood Center	26,955	27,654	76,744	81,244
Hospital	62,114	49,355	175,710	132,132
Segment operating income	159,406	157,459	458,356	447,566
Corporate expenses (1)	(70,273)	(83,694)	(214,660)	(234,753)
Effect of exchange rates	304	(401)	267	(879)
Amortization of acquired intangible assets	(12,230)	(6,911)	(36,965)	(21,606)
Amortization of fair value inventory step-up	(3,341)	—	(12,319)	—
Integration and transaction costs	(244)	(4,869)	(13,449)	(7,768)
Restructuring costs	(3,515)	(7,968)	(12,929)	(8,043)
Restructuring related costs	(1,468)	(2,403)	(5,557)	(6,554)
Digital transformation costs	(4,620)	(3,415)	(15,823)	(10,712)
Write downs of certain assets and PCS2 related charges	(4,000)	(210)	(4,000)	(621)
MDR and IVDR costs	(1,008)	(1,433)	(3,125)	(4,587)
Litigation-related charges	18	(177)	(1,057)	(6,684)
Impairment of intangible assets	—	—	(2,391)	(10,419)
Gain on sale of property, plant and equipment	—	—	14,134	—
Operating income	$59,029	$45,978	$150,482	$134,940
(1) Reflects shared service expenses including quality and regulatory, customer and field service, research and development, manufacturing and supply chain, as well as other corporate support functions.

Net revenues by business unit are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Plasma	$134,224	$147,641	$408,695	$430,056

Apheresis	55,388	52,565	158,814	156,704
Whole Blood	14,957	19,814	46,304	54,537
Blood Center	70,345	72,379	205,118	211,241

Interventional Technologies(1)	63,253	43,007	188,220	119,168
Blood Management Technologies(2)	80,720	73,223	228,192	205,300
Hospital	143,973	116,230	416,412	324,468

Net revenues(3)	$348,542	$336,250	$1,030,225	$965,765
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

Net revenues generated in the Company’s principle operating regions on a reported basis are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
United States	$257,665	$250,804	$762,628	$724,222
Japan	16,174	14,825	46,303	41,609
Europe	44,163	37,035	133,379	115,088
Rest of Asia	25,597	30,935	71,148	80,710
Other	4,943	2,651	16,767	4,136
Net revenues	$348,542	$336,250	$1,030,225	$965,765

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

Recent Developments

Divestiture of the Whole Blood Product Line

On December 3, 2024, we announced that we had entered into a definitive agreement to sell our Whole Blood product line and related assets within our Blood Center business unit to GVS, S.p.A (“GVS”), a manufacturer of filter solutions for applications in the healthcare and life sciences sectors. The divested assets include our complete portfolio of proprietary whole blood collection, processing and filtration solutions, along with our manufacturing facility in Covina, California where certain of these products are produced, and related equipment and assets located at our manufacturing facility in Tijuana, Mexico. On January 13, 2024, subsequent to the third quarter ended December 28, 2024, we completed the transaction with GVS for total cash consideration of up to $67.8 million, which includes $45.3 million upfront and up to $22.5 million in contingent consideration, based on sales growth over the next three years and the achievement of certain other milestones. As the related assets are considered held for sale as of December 28, 2024, we have reclassified $34.7 million of inventory, $7.3 million of property, plant and equipment, $4.5 million of goodwill and $0.5 million of accrued liabilities to Prepaid expenses and other current assets and Other current liabilities in the Condensed Consolidated Balance Sheets, which were previously included in our Blood Center reportable segment.

Accelerated Share Repurchase

In October 2024, we completed a $75.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Citibank N.A. (“Citibank”) in August 2024. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $74.36. As of December 28, 2024, the total remaining authorization for repurchases of our common stock under the share repurchase program was $150.0 million.

Issuance of Convertible Senior Notes

On May 28, 2024, we issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, of which $230.0 million was used to repay the entirety of the balance on the revolving credit facility under the Company’s current credit agreement, $185.5 million was used to repurchase a portion of our existing 0% convertible senior notes due 2026 and $88.2 million was used to complete capped call transactions, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

Acquisition of Attune Medical

On April 1, 2024, we completed our acquisition of Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”) for total consideration of $187.7 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. We financed the acquisition through a combination of cash on hand and borrowings under our senior unsecured revolving credit facility.

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

Financial Summary

	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	December 28, 2024	December 30, 2023	% Increase/ (Decrease)	December 28, 2024	December 30, 2023	% Increase/ (Decrease)
Net revenues	$348,542	$336,250	3.7%	$1,030,225	$965,765	6.7%
Gross profit	$193,547	$177,867	8.8%	$555,908	$515,642	7.8%
% of net revenues	55.5%	52.9%		54.0%	53.4%
Operating expenses	$134,518	$131,889	2.0%	$405,426	$380,702	6.5%
Operating income	$59,029	$45,978	28.4%	$150,482	$134,940	11.5%
% of net revenues	16.9%	13.7%		14.6%	14.0%
Interest and other expense, net	$(9,112)	$(1,949)	367.5%	$(9,148)	$(6,489)	41.0%
Income before provision for income taxes	$49,917	$44,029	13.4%	$141,334	$128,451	10.0%
Provision for income taxes	$12,423	$12,788	(2.9)%	$31,636	$31,260	1.2%
% of pre-tax income	24.9%	29.0%		22.4%	24.3%
Net income	$37,494	$31,241	20.0%	$109,698	$97,191	12.9%
% of net revenues	10.8%	9.3%		10.6%	10.1%
Net income per share - basic	$0.75	$0.62	21.0%	$2.16	$1.92	12.5%
Net income per share - diluted	$0.74	$0.61	21.3%	$2.14	$1.89	13.2%

Net revenues increased 3.7% and 6.7% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, net revenues increased 3.6% and 6.9% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Revenue increases in Hospital, primarily related to recent acquisitions as well as volume and price benefits, drove the overall increase, partially offset by declines in both Plasma and Blood Center during the three and nine months ended December 28, 2024.

Operating income increased 28.4% and 11.5% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increase during the three months ended December 28, 2024 was primarily due to operating leverage, decreased performance-based compensation, decreased portfolio rationalization costs and lower transaction and integration costs, partially offset by increased amortization of acquired intangible assets, write downs of certain assets and costs associated with the operations of recent acquisitions. The increase for the nine months ended December 28, 2024 was primarily due to operating leverage, decreased performance-based compensation and the gains realized on the sale of a manufacturing facility in the first quarter of fiscal 2025, partially offset by operating, transaction and integration costs related to recent acquisitions, increased amortization of acquired intangible assets and amortization of fair value inventory step-up.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Three Months Ended
(In thousands)	December 28, 2024	December 30, 2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$257,665	$250,804	2.7%	—%	2.7%
International	90,877	85,446	6.4%	0.1%	6.3%
Net revenues	$348,542	$336,250	3.7%	0.1%	3.6%

	Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	Reported growth	Currency impact	Constant currency growth (1)
United States	$762,628	$724,222	5.3%	—%	5.3%
International	267,597	241,543	10.8%	(1.1)%	11.9%
Net revenues	$1,030,225	$965,765	6.7%	(0.2)%	6.9%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Our principal operations are in the United States, Europe, Japan and other parts of Asia. Our products are marketed in approximately 90 countries around the world through a combination of our direct sales force and independent distributors and agents. During the three and nine months ended December 28, 2024, our revenue generated outside the U.S. was 26.1% and 26.0% of total net revenues, respectively, as compared with 25.4% and 25.0%, respectively, during the three and nine months ended December 30, 2023. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.

Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
(In thousands)	December 28, 2024	December 30, 2023	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$134,224	$147,641	(9.1)%	—%	(9.1)%

Apheresis	55,388	52,565	5.4%	—%	5.4%
Whole Blood	14,957	19,814	(24.5)%	—%	(24.5)%
Blood Center	70,345	72,379	(2.8)%	—%	(2.8)%

Interventional Technologies(2)	63,253	43,007	47.1%	(0.4)%	47.5%
Blood Management Technologies(3)	80,720	73,223	10.2%	0.3%	9.9%
Hospital	143,973	116,230	23.9%	0.1%	23.8%

Net revenues(4)	$348,542	$336,250	3.7%	0.1%	3.6%

	Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	Reported growth	Currency impact	Constant currency growth(1)
Plasma	$408,695	$430,056	(5.0)%	—%	(5.0)%

Apheresis	158,814	156,704	1.3%	(1.4)%	2.7%
Whole Blood	46,304	54,537	(15.1)%	(0.1)%	(15.0)%
Blood Center	205,118	211,241	(2.9)%	(1.0)%	(1.9)%

Interventional Technologies(2)	188,220	119,168	57.9%	(0.4)%	58.3%
Blood Management Technologies(3)	228,192	205,300	11.2%	—%	11.2%
Hospital	416,412	324,468	28.3%	(0.2)%	28.5%

Net revenues(4)	$1,030,225	$965,765	6.7%	(0.2)%	6.9%

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

Plasma

Plasma revenue decreased 9.1% and 5.0% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Plasma revenue decreased 9.1% and 5.0% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The decreases during the three and nine months ended December 28, 2024 were primarily driven by lower sales volumes in North America, primarily relating to the previously announced customer transition of CSL Plasma, whose non-exclusive supply agreement with the Company is scheduled to expire in December 2025. We anticipate sales of approximately $100.0 million to CSL in fiscal 2025.

Blood Center

Blood Center revenue decreased 2.8% and 2.9% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Blood Center revenue decreased 2.8% and 1.9% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The decreases during the three and nine months ended December 28, 2024 were primarily driven by declines in our Whole Blood business, which was divested in January 2025, subsequent to the end of the third fiscal quarter of 2025.

Hospital

Hospital revenue increased 23.9% and 28.3% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, Hospital revenue increased 23.8% and 28.5% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increases during the three and nine months ended December 28, 2024 were primarily attributable to the product lines within the Interventional Technologies franchise, including benefits from the recently acquired Sensor Guided Technologies and Esophageal Protection product lines and growth in Vascular Closure, as well as contributions from the product lines within the Blood Management Technologies franchise.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	% Increase	December 28, 2024	December 30, 2023	% Increase
Gross profit	$193,547	$177,867	8.8%	$555,908	$515,642	7.8%
% of net revenues	55.5%	52.9%		54.0%	53.4%

Gross profit increased 8.8% and 7.8% for the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, gross profit increased 9.3% and 9.4% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increase during the three months ended December 28, 2024 was driven by increased revenues in the Hospital business, primarily volume as well as price, partially offset by the amortization of fair value inventory step-up related to the Attune Medical acquisition. The increase during the nine months ended December 28, 2024 was driven by increased revenues in the Hospital business and volume, mix and price, partially offset by amortization of fair value inventory step-up related to the Attune Medical acquisition, restructuring costs related to portfolio rationalization initiatives and foreign exchange.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023	% Increase/ (Decrease)	December 28, 2024	December 30, 2023	% Increase
Research and development	$15,829	$13,265	19.3%	$46,808	$38,578	21.3%
% of net revenues	4.5%	3.9%		4.5%	4.0%
Selling, general and administrative	$106,459	$111,713	(4.7)%	$321,653	$320,518	0.4%
% of net revenues	30.5%	33.2%		31.2%	33.2%
Amortization of acquired intangible assets	$12,230	$6,911	77.0%	$36,965	$21,606	71.1%
% of net revenues	3.5%	2.1%		3.6%	2.2%
Total operating expenses	$134,518	$131,889	2.0%	$405,426	$380,702	6.5%
% of net revenues	38.6%	39.2%		39.4%	39.4%

Research and Development

Research and development expenses increased 19.3% and 21.3% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, research and development expenses increased 19.4% and 21.4% during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increases during the three and nine months ended December 28, 2024 were primarily due to increased headcount as a result of recent acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4.7% during the three months ended December 28, 2024 and increased 0.4% during the nine months ended December 28, 2024, as compared with the same periods of fiscal 2024. Without the effects of foreign exchange, selling, general, and administrative expenses decreased 5.0% during the three months ended December 28, 2024 and increased 0.4% during the nine months ended December 28, 2024, as compared with the same periods of fiscal 2024. The decrease during the three months ended December 28, 2024 was driven by decreased performance-based compensation, operating leverage and lower integration and transaction costs, partially offset by write downs of certain assets and costs associated with the operations of recent acquisitions. The increase during the nine months ended December 28, 2024 was primarily driven by digital transformation costs incurred as part of the upgrade of our enterprise resource planning system, transaction, integration and operating costs related to recent acquisitions and increased headcount, partially offset by gains realized on the sale of a manufacturing facility in the first quarter of fiscal 2025, decreases in impairment of intangible assets and decreases in litigation costs compared to the prior year period.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $12.2 million and $37.0 million during the three and nine months ended December 28, 2024, respectively, and $6.9 million and $21.6 million during the three and nine months ended December 30, 2023, respectively. The increases were primarily related to the amortization of the intangible assets acquired in conjunction with the recent acquisitions of OpSens and Attune Medical.

Interest and Other Expense, Net

Interest and other expense increased by $7.2 million and $2.7 million during the three and nine months ended December 28, 2024, respectively, as compared with the same periods of fiscal 2024. The increase during the three months ended December 28, 2024, as compared with the prior year period, was primarily driven by interest expense and amortization of deferred financing costs on the 2029 Notes issued in fiscal 2025 and foreign exchange. The increase during the nine months ended December 28, 2024 was primarily driven by interest expense and amortization of deferred financing costs on the 2029 Notes issued in fiscal 2025 as well as higher interest incurred on our revolving credit facilities, as compared with the same period of fiscal 2024, partially offset by the net gain on the repurchase of convertible notes during the first quarter of fiscal 2025.

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

For the three and nine months ended December 28, 2024, the Company reported income tax expense of $12.4 million and $31.6 million, respectively, representing effective tax rates of 24.9% and 22.4%. The effective tax rate for the nine months ended December 28, 2024 includes $3.3 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

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

The decrease in the reported tax rate for the three months ended December 28, 2024, compared to the same period in fiscal 2024, relates primarily to the decrease in non-deductible acquisition-related expenses. The decrease in the reported tax rate for the nine months ended December 28, 2024, compared to the same period in fiscal 2024, relates primarily to increased discrete tax benefits year-over-year and decreased non-deductible acquisition-related expenses.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	December 28, 2024	March 30, 2024
Cash and cash equivalents	$320,846	$178,800
Working capital	$752,635	$468,520
Current ratio	4.0	2.6
Net debt position(1)	$(903,991)	$(628,993)
Days sales outstanding (DSO)	55	54
Inventory turnover	1.5	1.7
(1) Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2026. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, including enhancements to our North American manufacturing facilities, share repurchases, portfolio rationalization initiatives and cash principal and interest payments under our revised credit agreements. As of December 28, 2024, we had $320.8 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.

In the first quarter of fiscal 2025, the Company used a portion of its proceeds from the 2029 Notes to repurchase, for $185.5 million, $200.0 million of the $500.0 million aggregate principal amount of its 0% convertible senior notes due 2026 (the “2026 Notes”), resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of December 28, 2024, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $1.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.1 million. Interest expense related to the 2026 Notes was $0.4 million and $1.4 million for the three and nine months ended December 28, 2024, respectively, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

As of December 28, 2024, the $700.0 million principal balance of the 2029 Notes was netted down by $15.4 million of remaining debt issuance costs, resulting in a net convertible note payable of $684.6 million. Interest expense related to the 2029 Notes was $5.2 million and $12.1 million for the three and nine months ended December 28, 2024, respectively, which includes nominal interest expense and the amortization of the debt issuance costs.

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

At December 28, 2024, $246.9 million was outstanding under the term loan with an effective interest rate of 6.1%. There were no outstanding borrowings under the revolving credit facilities at December 28, 2024. The Company also had $18.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 28, 2024.

The Company has scheduled principal payments of $1.6 million required during the remainder of fiscal 2025 related to its term loan.

During fiscal 2022, our Board of Directors approved a revised Operational Excellence Program. We estimate that we will incur aggregate charges of approximately $85.0 million by the end of fiscal 2025 under the program in connection with the Operational Excellence Program. These charges, the majority of which will result in cash outlays, including severance and other employee costs, will be incurred as the specific actions required to execute these initiatives are identified and approved and are expected to be substantially completed by the end of fiscal 2025. During the three and nine months ended December 28, 2024, the Company incurred $1.9 million and $6.0 million, respectively, of restructuring and restructuring related costs under this program.

Cash Flows

	Nine Months Ended
(In thousands)	December 28, 2024	December 30, 2023
Net cash provided by (used in):
Operating activities	$65,168	$117,670
Investing activities	(179,935)	(309,333)
Financing activities	260,268	101,659
Effect of exchange rate changes on cash and cash equivalents(1)	(3,455)	(484)
Net change in cash and cash equivalents	$142,046	$(90,488)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Net cash provided by operating activities decreased by $52.5 million during the nine months ended December 28, 2024, as compared with the nine months ended December 30, 2023. The decrease in cash provided by operating activities was primarily due to decreased accrued performance-based compensation, increased inventory balances and spend related to digital transformation costs incurred as part of the upgrade of our enterprise resource planning system, partially offset by collections of accounts receivable and increased net income.

Net cash used in investing activities decreased by $129.4 million during the nine months ended December 28, 2024, as compared with the nine months ended December 30, 2023. The decrease in cash used in investing activities was primarily the result of the acquisition of OpSens Inc. completed during fiscal 2024 and the proceeds from the sales of property, plant and equipment in fiscal 2025, partially offset by the acquisition of Attune Medical in fiscal 2025.

Net cash provided by financing activities increased by $158.6 million during the nine months ended December 28, 2024, as compared with the nine months ended December 30, 2023, primarily due to the issuance of the 2029 Notes, partially offset by the repurchase of a portion of the 2026 Notes, proceeds on the revolving credit facility in the previous year, capped call transactions, share repurchases, payments on the revolving credit facility in the current year and debt issuance costs.

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

Foreign Exchange

During the three and nine months ended December 28, 2024, 26.1% and 26.0%, respectively, of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Canadian Dollar, Swiss Franc and Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

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

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act, European Union Medical Device Regulation and In Vitro Diagnostic Regulation and similar laws in other jurisdictions, as well as the impact of U.S. and foreign export and import restrictions and tariffs;

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of December 28, 2024, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $5.3 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $6.5 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of December 28, 2024 was $246.9 million with an effective interest rate of 6.1% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of December 28, 2024, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $205.8 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, as of December 28, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2024, the Company completed a $75.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in August 2024. The total number of shares repurchased under the ASR was 1.0 million at an average price per share upon final settlement of $74.36. As of December 28, 2024, the total remaining authorization for repurchases of the Company's common stock under the share repurchase program was $150.0 million.

The following table provides information on the Company’s share repurchases during the third quarter of fiscal 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)($)(1)(2)
September 29, 2024 – October 26, 2024	—	—	—	$150.0
October 27, 2024 – November 23, 2024	209,494	71.60	209,494	150.0
November 24, 2024 – December 28, 2024	—	—	—	150.0
Total	209,494		209,494	$150.0

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 28, 2024, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

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

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 28, 2024 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statement of Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

February 6, 2025	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 6, 2025	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)