Form 10-K
period 2025-03-29
HAEMONETICS CORP
filed 2025-05-21
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-14041
HAEMONETICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts		04-2882273
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
125 Summer Street,		02110
Boston,	Massachusetts	(Zip Code)
(Address of principal executive offices)
(781)	848-7100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $0.01 par value per share	HAE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $3,983,480,579 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 16, 2025 was 48,036,996.
Documents Incorporated By Reference
Portions of the definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year are incorporated by reference in Part III of this report.

ITEM 1. BUSINESS

Company Overview

Haemonetics is a global medical technology company dedicated to improving the quality, effectiveness and efficiency of health care. Our innovative solutions addressing critical medical needs include a suite of hospital technologies designed to advance standards of care and help enhance outcomes for patients; end-to-end plasma collection technologies to optimize operations for plasma centers; and products to enable blood centers to collect in-demand blood components. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for plasma, red cells and platelets. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines. Financial information concerning these segments is provided in Note 18, Segment and Enterprise-Wide Information, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives.

Market and Products

Product Lines and Franchises

The following describes our principal products in each of our segments. Availability of products may vary from one country or region to another as a result of specific local regulatory approval or clearance requirements. Applicable laws may restrict the sale, distribution or use of these products to, by, or on the order of a licensed healthcare practitioner.
•Plasma

Our Plasma business offers automated plasma collection systems, donor management software and supporting software solutions that enable optimization of the yield, efficiency, quality and overall donor experience at plasma collection centers. We continue to invest in technology that lowers the overall cost to collect plasma while maintaining high standards of quality and safety.

Plasma Collection Market for Fractionation — Human plasma is collected for two purposes. First, it is used for transfusions in patients, such as trauma victims who need to compensate for extreme blood loss. Second, it is processed into pharmaceuticals that aid in the treatment of a broad range of immune system diseases and blood-related disorders.

Plasma for transfusion is almost exclusively collected by blood centers as part of their broader mission to supply blood components. Plasma that is fractionated and manufactured into pharmaceuticals - frequently referred to as “source plasma” - is mainly collected by vertically integrated biopharmaceutical companies that operate their own collection centers and recruit donors specifically for source plasma donation. The markets for transfusion plasma and source plasma have different participants, product requirements and growth profiles. We serve the market for plasma that is processed into pharmaceuticals primarily through our Plasma business, and we serve the market for transfusion plasma through our Blood Center business.

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

Our Plasma business focuses on the collection of source plasma for pharmaceutical manufacturers using apheresis devices that only collect plasma and software solutions that support the efficient operation of dedicated source plasma collection centers. Our Blood Center business supports the collection of plasma for blood collectors, such as the American Red Cross, using apheresis collection devices.

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

Demand for source plasma has continued to grow because of an expanding end user market for plasma-derived biopharmaceuticals. Therapies that require a significant quantity of plasma to create have fueled an increase in the number of donations and dedicated source plasma collection centers. A significant portion of this collection growth has occurred in the United States with U.S. produced plasma now meeting over half of plasma volume demand worldwide. U.S. regulations are more favorable relative to other markets for plasma collectors. The frequency an individual may donate, the volume of plasma that may be donated each time and the ability to remunerate donors are all more favorable to efficient operations and output, leading to approximately two-thirds of worldwide source plasma collections occurring in the U.S. Plasma collectors have long sought revisions to plasma collection regulations outside of the U.S. to allow for greater frequency, volume per donation, and remuneration, but updates have generally been limited and no significant short-term changes are foreseen in the prevalence of U.S. collections.
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

Today, nearly all source plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® plasmapheresis collection system and related disposables. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our latest NexLynk DMS® donor management system and Donor360® tools, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, inform the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure high quality and compliance process support, react quickly to business changes and implement opportunities to reduce costs.

We have provided automated platforms dedicated to the collection of plasma for over 30 years. Our NexSys PCS device is designed to enable higher plasma yield collections, improve productivity in our customers’ centers, enhance the overall donor experience and provide safe and reliable collections that will become life-changing medicines for patients. NexSys PCS includes bi-directional connectivity to the NexLynk DMS donor management system to improve operational efficiency within plasma centers, including through automated programming of donation procedures and automated data capture of procedure data.

Our NexSys PCS with YES® technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received U.S. Food and Drug Administration or FDA, 510(k) clearance for our NexSys PCS with proprietary Persona® technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor’s body composition and enables a 9% to 12% average increase in plasma volume per donation, based on our baseline device, software configuration and donor population. Our Persona technology strengthens the NexSys PCS value proposition and reinforces our commitment to supporting our Plasma customers. In addition, during fiscal 2024, we received FDA clearance for advancements to NexSys PCS including a new plasma collection bowl and new Express Plus® technology engineered to reduce procedure time. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

We have entered into agreements with all U.S. customers to adopt NexSys PCS somewhere in their global collection network and our NexLynk DMS donor management software has been adopted by all U.S. customers except those with internally developed systems. We substantially completed conversion of our U.S. customers to Persona and Express Plus technologies as of the end of fiscal 2025.
Our Plasma business unit represented 39.3%, 43.5% and 42.8% of our total revenue in fiscal 2025, 2024 and 2023, respectively.
•Blood Center

Our Blood Center business offers a range of products and technologies to help blood centers optimize their blood collections, improve donor safety, enhance yields and control costs.
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
When collecting blood components there are two primary collection methods, manual whole blood donations and automated component blood collections. While most donations are manual whole blood, the benefit of automated component blood collections is the ability to collect more than one unit of the targeted blood component. Manual whole blood donations are collected from the donor and then transported to a laboratory where the blood is separated into its components. Automated component blood collections separate the blood component in real-time while a person is donating. In this method, only the specific target blood component is collected, and the remaining components are returned to the blood donor.
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
Blood Center Products — We offer automated blood component systems to blood centers to collect blood products efficiently and cost effectively. Our MCS® brand apheresis equipment is designed to collect specific blood components from the donor, with collection options spanning from multi-dose collection of individual components to combinations of different blood components, increasing our customers’ donor management capabilities and reducing the number of donors required to achieve collection targets. We also market to Blood Center customers our NexSys PCS device for plasma collections as well as our ACP automated cell processor for the preparation and recovery of frozen blood cells. In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within our Blood Center business, allowing us to better align our resources to higher margin, higher growth opportunities.
Our Blood Center business represented 19.2%, 21.6% and 24.6% of our total revenue in fiscal 2025, 2024 and 2023, respectively.
•Hospital

Hospitals are called upon to provide the highest standard of patient care while at the same time reducing operating costs. Haemonetics’ Hospital business has two distinct franchises, Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management. The Esophageal Protection products were acquired as part of the Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”) transaction in April 2024. Both the Interventional Technologies and Blood Management Technologies franchises have a leading market position and a mission of helping hospitals and clinicians provide the highest standard of patient care while at the same time reducing operating and procedural costs and optimizing resources.

Interventional Technologies:

Vascular Closure
Vascular Closure Market — Catheter-based, minimally invasive alternatives to open surgery have transformed cardiovascular medicine. The majority of these procedures gain access to the vascular system through the femoral artery or vein. These access sites in the vessel require closure post procedure. Even with the major advances in technology over the last 40 years, the most common complications in coronary and peripheral procedures are still related to the access site. Manual compression, the traditional standard of care, involves the application of pressure in order to facilitate the formation of a blood clot at the access site. Vascular closure devices improve upon manual compression by rapidly closing the access site and facilitating more efficient workflow for procedures in both the coronary and peripheral markets as well as the rapidly growing structural heart and electrophysiology markets.

Vascular Closure Products — Our VASCADE® technology was developed to address the limitations of manual compression and existing vascular closure devices. Our VASCADE family of Vascular Closure products consists of four devices, VASCADE® 5F, VASCADE 6/7F, VASCADE MVP® and VASCADE MVP® XL, which share a common, innovative technology that features a simple, catheter-based delivery system and leverages the natural clot-inducing properties of collagen. This novel design significantly reduces access site complications, increases patient satisfaction and improves hospital workflow metrics that, in turn, drive economic benefits and overall cost savings. Our Vascular Closure devices address the growing number of catheter-based coronary, structural heart, peripheral and electrophysiology procedures that require vascular access site closure each year.

Our VASCADE product is proven to have a statistically significant reduction in minor complications compared to manual compression based on a randomized clinical trial. Our VASCADE MVP device is the first marketed vascular closure device clinically proven in a prospective, multi-center, randomized clinical trial, to improve workflow relative to manual compression for electrophysiology procedures. Importantly, these improvements may drive meaningful cost savings for hospitals, ambulatory surgery centers and other treatment facilities. VASCADE MVP was also the first vascular closure device to receive an FDA indication for same-day discharge following atrial fibrillation ablation. During fiscal 2025, we launched our newest VASCADE product, the VASCADE MVP XL, which utilizes 58% more collagen and a larger disc than the VASCADE MVP system, providing a robust closure solution for procedures requiring 10-12F sheaths.

Sensor-Guided Technologies Market — Coronary guidewires facilitate the delivery and positioning of interventional devices through the catheters and can also assist in the diagnosis of certain heart conditions. These guidewires are thin and flexible, allowing surgeons to navigate coronary arteries.

Sensor-Guided Technologies Products — Our OptoWire® pressure guidewire aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (“FFR”) and diastolic pressure ratio (“dPR”) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease.

Our SavvyWire® is a sensor-guided 3-in-1 guidewire for transcatheter aortic valve replacement (“TAVR”) procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients. SavvyWire serves as a guide-wire, delivers accurate hemodynamic measurement and display, and provides left ventricular (“LV”) pacing without the need for adjunct devices or venous access.

Our Sensor-Guided Technologies business also manufactures fiber optic sensor solutions used in medical devices and other industrial applications.

Esophageal Protection Market — Cardiac ablation, which is the primary treatment for atrial fibrillation, is a procedure that uses thermal energy or electrical pulses to cause lesions in certain areas of the heart, with the aim of preventing abnormal electrical signals from triggering irregular heartbeats. For those cardiac ablation procedures performed using radiofrequency (“RF”) ablation, a risk of thermal injury to the esophagus persists. Traditionally, the standard of care has been temperature monitoring, which involves placing a temperature probe into the esophagus and pausing the ablation procedure if the esophageal temperature exceeded certain thresholds. Esophageal protection devices cool or move the esophagus during RF ablation procedures to minimize the risk of thermal injury.

Esophageal Protection Products — Our ensoETM system provides proactive cooling of the esophagus during RF ablation, reducing the likelihood of esophageal injury and enabling potential reductions in procedure times and patient readmissions and increases in the rate of same-day discharge. The ensoETM can also be used to cool or warm a patient during other surgical and critical care procedures, particularly in procedures where external cooling or heating may not be available or effective, such as burn surgery.

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

Hemostasis Management Products — Our portfolio of hemostasis diagnostic systems enables clinicians to assess holistically the coagulation status of a patient at the point-of-care or laboratory setting. We have four viscoelastic testing systems that we market to hospitals and laboratories as an alternative to routine blood tests: the TEG® 5000 hemostasis analyzer system, the TEG® 6s hemostasis analyzer system, the HAS-100 hemostasis analyzer system and the HAS-300 hemostasis analyzer system. The TEG and HAS platforms utilize thromboelastography, providing a method of testing the efficiency of blood coagulation using whole blood samples.

Each hemostasis diagnostic system consists of an analyzer that is used with single-use reagents and disposables. In addition, TEG Manager® software connects multiple TEG 5000 and TEG 6s analyzers throughout the hospital, providing clinicians with remote access to both active and historical test results that inform treatment decisions.

The TEG 5000 system is approved for a broad set of indications in all of our markets. The TEG 6s system is approved for the same set of indications as the TEG 5000 in Europe, Australia and Japan. In the U.S., the TEG 6s system is indicated to assess hemorrhage or thrombosis conditions in cardiovascular surgery and cardiology procedures as well as to evaluate the hemostasis condition in adult trauma patients. TEG 6s PlateletMapping® ADP & AA Cartridge can help understand a patient’s platelet function and provide insight into the risk of bleeding and greater confidence in therapeutic decisions. In fiscal 2024, we received FDA clearance for a new TEG 6s Global Hemostasis-HN assay cartridge. This new cartridge extends Haemonetics' TEG 6s viscoelastic testing capabilities to serve fully heparinized patients in adult cardiovascular surgeries/procedures and liver transplantation in both laboratory and point-of-care settings. We continue to pursue a broader set of indications for TEG 6s in the U.S. The HAS-100 and HAS-300 devices are currently commercialized in China.

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

Our Hospital business represented 41.5%, 34.9% and 32.7% of our total revenue in fiscal 2025, 2024 and 2023, respectively.

Marketing and Sales

We market and sell our products in approximately 95 countries through our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors in approximately 90 countries. Our customers include biopharmaceutical companies, blood collection groups and independent blood centers, hospitals and hospital service providers, group purchasing organizations and national health organizations. Sales representatives target the primary decision-makers within each of those organizations. In fiscal 2025, our ten largest customers accounted for approximately 42% of our net revenues. We did not have any customers that represented more than 10% of our consolidated revenues in fiscal 2025.

Research and Development

Our investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of new innovative medical technologies and regulatory compliance across all our business segments. Our research and development function maintains technical expertise in engineering disciplines critical to our products, including mechanical, electrical, software, biomedical engineering and chemistry. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller and more user-friendly, or that incorporate additional features important to our customer base. Customer collaborations are also an important part of our technical strength and competitive advantage. These collaborations with customers provide us with ideas for new products and applications, enhanced protocols and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.

Research and development resources were allocated primarily to support innovation across our Plasma and Hospital product portfolios in fiscal 2025. During fiscal 2025 we announced FDA clearance and our launch of a new TEG 6s Global Hemostasis-HN assay cartridge, which extends the system’s viscoelastic testing capabilities to serve fully heparinized patients in adult cardiovascular surgeries/procedures and liver transplantation in both laboratory and point-of-care settings, as well as FDA approval and our launch of the VASCADE MVP XL mid-bore venous closure device, which utilizes 58% more collagen and a larger disc than the current VASCADE MVP system, providing a robust closure solution for procedures requiring 10-12F sheaths such as cryoablation and left atrial appendage closure for atrial fibrillation patients. Also during fiscal 2025, we announced CE mark certification for the SavvyWire pre-shaped pressure guidewire.

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

We have experienced increased levels of unpredictability in the supply of certain raw materials and components used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products. Additionally, the global macroeconomic environment has continued to present challenging conditions and uncertainty, including around inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments, which could adversely impact the costs associated with our manufacturing operations.

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

We are engaged in intellectual property litigation as described in Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. We have instituted, and may in the future institute, intellectual property litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Such litigation could be protracted, expensive and subject to significant uncertainty as to outcome. Additionally, we have been, and may in the future be, notified of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements or to litigate such claims. Any such settlements could include cross-licensing of the patents that are the subject of the litigation and/or monetary payments, and a successful claim against us may require the removal of the alleged infringing product from the market or require designing around the third party’s patents, potentially resulting in less market demand for the product. For additional information, see Item 1A. “Risk Factors” below.

Competition

To remain competitive, we continue to develop and acquire new cost-effective products, information technology platforms and business services. We believe that our ability to maintain a competitive advantage will continue to depend on a combination of factors. Some factors are largely within our control such as: (i) maintenance of a positive reputation among our customers, (ii) development of new products that meet our customer’s needs, (iii) obtaining regulatory approvals for our products in key markets, (iv) obtaining patents that protect our innovations, (v) development and protection of proprietary know-how in important technological areas, (vi) product quality, safety and cost effectiveness and (vii) continual and rigorous documentation of clinical performance. Other factors are outside of our control. We could see changes in regulatory standards or clinical practice that favor a competitor’s technology or reduce revenues in key areas of our business.

Our technical staff is highly skilled, but certain competitors have substantially greater financial resources and larger technical staff at their disposal. There can be no assurance that competitors will not direct substantial efforts and resources toward the development and marketing of products competitive with those of Haemonetics.

In addition, we face competition from several large global companies with product offerings similar to ours. Terumo Blood and Cell Technologies (“Terumo BCT”) and Fresenius SE & Co. KGaA, in particular, have significant financial and other resources and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our three global business units.
•Plasma
In the automated plasma collection market, we principally compete with Fresenius’ Fenwal Aurora and Aurora Xi device product lines and Terumo BCT’s Rika device on the basis of procedure duration, donor experience, plasma yield per donation, product quality and reliability, ease of use, services and technical features of the collection systems, supply chain reliability and the long-term cost-effectiveness of equipment and disposables. Outside of the U.S., we also compete with Nigale, a Chinese manufacturer that has expanded beyond China into European and South American markets, and Scinomed, a European company with Chinese manufacturing that competes in select European countries as well. In the field of plasma related software, we principally compete with applications developed internally by certain of our customers.
•Blood Center
Most donations worldwide are manual whole blood collections. Our recently divested Whole Blood product line, which historically represented approximately 25% of the Blood Center portfolio, competed in this space and faced intense competition from our main competitors, including Fresenius, MacoPharma and Terumo BCT, based on quality and price. In the fourth quarter of fiscal 2025, we completed the divestiture of our Whole Blood product line, including our complete portfolio of proprietary manual whole blood collection, processing and filtration solutions, along with our manufacturing facility in Covina, California where certain of these products were produced, and related equipment and assets located at our manufacturing facility in Tijuana, Mexico. We believe exiting this product line will help to align our resources to higher margin, higher growth opportunities.

Our MCS brand apheresis equipment competes not only against manual whole blood collections but also with products from Terumo BCT and Fresenius. Technology is the key differentiator in automated component blood collections, with speed, as measured by the time to collect more than one unit of a specific targeted blood component, quality, reliability, ease of use, service and other technical features being key factors. In markets with a significant number of people eligible to donate more than one unit in a single donation, the processing speed can be a significant competitive differentiator. This is particularly relevant in platelet donations and can drive market share shifts in certain markets.
•Hospital
Interventional Technologies:
Vascular Closure
The vascular closure industry is highly competitive and has been evolving rapidly with the introduction of new products, technologies, regulations and activities of industry participants. Our VASCADE family of products serves as an alternative to existing methods of vascular access site closure in interventional procedures, generally including manual compression, figure-of-eight sutures and other advanced closure devices. Our main competitors in vascular access closure include Terumo BCT, Abbott Laboratories and Cordis, where we compete primarily based on clinical and economic value, ease of use, workflow improvements and patient satisfaction. Our products are optimized for the requirements of coronary, structural heart, peripheral and electrophysiology procedures, including procedures that require multiple access sites. In addition, our value proposition is supported by robust clinical trial evidence and study data, which demonstrate reduced access site complication rates as well as workflow improvements compared to manual compression that lead to cost savings.

Sensor-Guided Technologies

The landscape of sensor-guided technologies is competitive, especially within the mature coronary physiology market. Our OptoWire and SavvyWire products stand out as leading offerings in their respective segments, providing real-time feedback and precise guidance during coronary physiology and structural heart procedures. Competitors such as Abbott Laboratories, Boston Scientific, and Philips pose challenges and opportunities in the coronary physiology segment, each offering their own technologies and solutions. There are not currently competing, commercially available TAVR guidewires that are indicated to deliver both hemodynamic measurement and LV pacing for TAVR procedures.

Esophageal Protection

The ensoETM system competes primarily with temperature monitoring as the current standard of care for esophageal protection during RF ablations, as well as with a small number of other esophageal protection devices that deviate the esophagus. Additionally, RF ablation technologies are experiencing significant competition from companies advancing pulse field ablation (“PFA”) technologies on the basis of, among other factors, workflow efficiencies and safety profile. In this context, ensoETM supports the continued use of RF ablation technologies by reducing the likelihood of ablation-related esophageal injury. The ensoETM system’s utility in temperature regulation during other surgical and critical care procedures also provides additional opportunities for market penetration and differentiation.

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

SafeTrace Tx competition primarily consists of stand-alone BBIS including WellSky, SSC Soft, and some electronic health record software that includes a built-in transfusion management solution including Cerner and Clinsys. Global competition for BloodTrack varies by country including MSoft, MAK Systems in Europe and established blood practices in the U.S. such as using standard refrigerators and manual movement of blood products. BloodTrack integrates with the hospital’s existing lab or blood bank system allowing for greater market acceptance.

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

In the United States, medical devices, drugs and biological products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to clear or approve applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Devices deemed by the FDA to pose the greatest risk are placed in Class III. A PMA is required for most Class III devices. The PMA process is more detailed, lengthier and more expensive than the 510(k) and de novo processes. Our VASCADE portfolio of vascular closure systems are Class III products for which PMAs were previously obtained. The 510(k) clearance, de novo classification, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.

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

•The Quality System Regulation, or QSR (which will be replaced by the Quality Management System Regulation, or QMSR, beginning in February 2026), which sets forth current good manufacturing practice, or cGMP, requirements for medical devices. The QSR applies to manufacturers, including contract manufacturers, of finished medical devices, and governs methods, facilities, and controls used in designing, manufacturing, packaging, labeling, storing, installing and servicing such devices. Manufacturers of medical devices must establish a quality system appropriate for the devices they manufacture. For example, devices containing certain types of software must implement comprehensive cybersecurity risk management programs and documentation consistent with the QSR;
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

Requirements Outside the U.S.

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. For example, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the EU In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and postmarket surveillance, than the medical device directives they replace. The EU MDR became fully applicable as of May 26, 2021 and the EU IVDR became fully applicable as of May 26, 2022.

There is a conditional transition period after the date of full application, the duration of which is dependent on the classification of the device and conditioned upon manufacturers having submitted EU MDR applications by May 26, 2024. A new EU certificate under the applicable regulations must be obtained prior to the end of the transition period if there is to be no interruption in manufacturing and supply of devices to the market. There are nevertheless a number of provisions that need to be complied with from the date of application, including updating the postmarket surveillance process, appointing an importer for the EU, appointing a person responsible for regulatory compliance, and updating economic operator agreements. Complying with the requirements of these regulations has and will continue to require us to incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Similarly, the separation of states from participation in the EU, such as through the cessation of the United Kingdom’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. Regulatory requirements in other jurisdictions also continue to become more stringent, increasing regulatory requirements to register and maintain products in these markets.

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

We hold NDAs and ANDAs for liquid solutions (including anticoagulants, intravenous saline and a red blood cell storage solution) that we are in the process of transferring in connection with the divestiture of our Whole Blood product line in the fourth quarter of fiscal 2025.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between manufacturers of federally reimbursed products on one hand and prescribers, purchasers and others in a position to recommend, refer, or order federally reimbursed products on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend medical devices or pharmaceutical and biological products, including certain discounts, or engaging consultants as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

Human Capital

We are committed to building a collaborative, performance-driven culture that attracts and retains top talent. As of March 29, 2025, we employed the full-time equivalent of 3,023 persons. Approximately 78% of our employees are located in North America and the remaining 22% are located across 19 other countries.

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

•We engage regularly with our employees. Our senior leadership team participates in scheduled meetings with our employees throughout the fiscal year – including quarterly Town Halls with our global workforce – to reiterate strategic priorities, provide business updates, recognize employee contributions and answer employee questions. We also regularly solicit perspectives from our workforce through surveys and other communications channels. Nearly 90% of global employees participated in our most recent biennial employee engagement survey conducted in fiscal 2025, with feedback from the survey shared across the organization and used to inform both Company-sponsored initiatives and shared action plans between managers and direct reports. Additionally, we conducted short pulse surveys throughout the fiscal year that allowed us to receive more real-time employee feedback and take prompt action as needed to enhance our talent attraction and retention capabilities.

•We seek to foster a collaborative, performance-driven culture. We are committed to providing an inclusive environment where the contributions of every individual are valued. We advance these efforts through purposeful investments and training, including as described above, and by requiring that employees complete annual training on our Code of Conduct.

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

•Security breaches of our products or information technology systems, or those of our customers, suppliers or other business partners, which could impair our ability or our customers’ ability to conduct business or compromise sensitive information of the Company or its customers, suppliers and other business partners, or of customers’ patients;

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

•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including our market and regional alignment and portfolio rationalization initiatives;

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

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives. If we have not correctly identified the product categories with greatest growth potential, we will not allocate our resources appropriately which could have a material adverse effect on our business, financial condition or results of operations.

Material reductions in purchasing from or loss of a significant customer could adversely affect our business.

In fiscal 2025, our ten largest customers accounted for approximately 42% of our net revenues. Although we did not have any customers that represented more than 10% of our consolidated revenues in fiscal 2025, a material portion of sales in our Plasma segment come from (and we anticipate will continue to come from) a limited number of customers. As previously disclosed, one of our largest Plasma customers, CSL, informed us in April 2021 of its intent not to renew its supply agreement for the use of PCS2® plasma collection system devices and the purchase of disposable plasmapheresis kits in the U.S. following the expiration of the then current term of its contract, which was subsequently extended on a non-exclusive basis through December 2025. Any non-renewal, termination, material reduction in purchasing or material reduction in per unit pricing by any of our largest customers for any reason, including material decreases in demand for plasma or development of alternative processes, could have a material adverse effect on our business, financial condition or results or operations.

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

New product development requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, effectively use artificial intelligence (“AI”) and machine learning capabilities, successfully complete clinical trials, obtain regulatory approvals in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, gain and maintain market acceptance of our products, and comply with existing and future regulatory requirements. In addition, patents attained by others could preclude or delay our commercialization of a product. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we fail to develop new products or enhance existing products, or if competitive technologies or therapeutic alternatives to plasma-derived pharmaceuticals in development, such as FcRn-targeted therapies, emerge and gain market acceptance, such events could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products and the overall performance of, and continued customer confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.

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

We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances, including our recent acquisitions of OpSens Inc. and Attune Medical. We have also sought and in the future may seek to divest certain assets deemed non-core to our long-term strategic objectives, including our recent divestiture of the Whole Blood product line and related assets within our Blood Center business unit. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, or of any divestiture, may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.

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

We increasingly rely on information technology systems, including cloud-based computing, to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and connect to our systems for maintenance and other purposes or are actively managed by Haemonetics on behalf of specific customers. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We also may face operational interruptions as we continue to upgrade our global enterprise resource planning system. We outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. While we conduct security risk assessments prior to engaging third party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with the services they provide, it is possible that they suffer a cyber-attack that impacts us, our suppliers or our customers. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive and, like other large multi-national companies, we have experienced cyber incidents in the past and may experience them in the future. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. This includes opportunities as well as risks associated with the integration of AI into our or our suppliers’ or customers’ operations. While AI presents significant opportunities for innovation and efficiency, it could also introduce new risks in managing information systems and in the cybersecurity threat landscape. Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operation or financial condition. While we have invested and continue to invest in the protection of personal information and proprietary or confidential information, there can be no assurance that our efforts will prevent cyber-attacks, intrusions, breakdowns or other incidents or ensure compliance with all applicable securities and privacy laws, regulations, standard standards. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Emerging technologies such as generative AI may be used by malicious actors to create more targeted phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Currently, we rely on a single vendor to support several of our business processes, including customer service and support and elements of enterprise technology, procurement, accounting and human resources. We make diligent efforts to ensure that the provider of these outsourced services is observing proper internal control practices. However, there are no guarantees that failures will not occur, including as a result of cyber-attacks. Accordingly, we are subject to the risks associated with the vendor’s ability to successfully provide the necessary services to meet our needs.

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

We have a complex global supply chain that involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods. This complexity is enhanced by global macroeconomic conditions and uncertainty, including around inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments.

We manufacture certain key disposables and devices at single locations with limited alternate facilities. If natural disasters, extreme weather and other conditions caused by or related to climate change, strikes, terrorism attacks, cyber incidents or other adverse events occur that result in the closure of or damage to one or more of these facilities, we may be unable to supply the relevant products at previous levels or at all for some period. Additionally, for reasons of quality assurance or cost effectiveness, we purchase certain finished goods, components and raw materials from sole suppliers who have their own complex supply chains. We have experienced increased levels of unpredictability in the supply of certain raw materials and components used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, any disruption to one or more of our suppliers’ production or delivery of sufficient volumes of raw materials and components conforming to our specifications could disrupt or delay our ability to deliver finished products to our customers. For example, we purchase components in Asia for use in manufacturing in the U.S. and Mexico. We source all of our apheresis equipment from Asia and regularly ship finished goods from the U.S. and Mexico to the rest of the world.

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

Changes in the cost, composition or availability of the plastics we purchase, or of other raw materials and components used in our products, could adversely affect our business, financial condition and results of operations.

Our results of operations could be materially negatively impacted by volatility in the cost or availability of plastic raw materials used in our disposable products as well as other raw materials and components used in our products that, in turn, increase the costs of producing and distributing our products. In recent years, we have experienced inflationary pressures that have significantly increased the cost of raw materials, transportation, construction, services and energy necessary for the production and distribution of our products. The global macroeconomic environment has continued to present challenging conditions and uncertainty, including around inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments, which could adversely impact our business, financial condition, cash flows and results of operations. While we have implemented cost containment measures, selective price increases and taken other actions to offset these inflationary pressures and potential limitations in our global supply chain, we may not be able to completely offset all the increases in our operational costs and ensure the continued availability of materials we use. Additionally, climate change (including laws or regulations passed in response thereto) could increase our supply costs, including energy and transportation/freight-related expenses, or reduce the availability of raw materials.

The composition of the plastic we purchase is also important. Due to regulatory changes and evolving customer expectations, we may be required to remove materials such as phthalates or PFAS from our devices, find alternative materials which then need to be validated or obtain regulatory approvals from the regulatory authorities for a number of products.

While we have not experienced significant shortages in the past, any interruption in the supply for plastics and other raw materials used in our products could have a material impact on our business by limiting our ability to manufacture and sell products. These outcomes may in turn result in customers transitioning to available competitive products, loss of market share, negative publicity, reputational damage, loss of customer confidence or other negative consequences (including a decline in stock price).

We may not realize the benefits we expect from cost reduction initiatives.

We have implemented various cost reduction initiatives to align our cost structure with our operations and ongoing portfolio rationalization activities. During the first quarter of fiscal 2026, our Board of Directors approved a new market and regional alignment initiative, a company-wide restructuring initiative designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities, and delegated authority to the Company's management to determine the details of the specific actions that will comprise the initiative. While cost savings from this initiative to date have been consistent with our expectations, it is possible that events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. The market and regional alignment initiative could also yield unintended consequences, such as business disruption, the loss of institutional knowledge as a result of turnover and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Our inability to realize all of the anticipated benefits from the market and regional alignment initiative could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Many of our currently commercialized products have received 510(k) clearance. In the future, the FDA may determine that our products, as they currently exist or as they may be changed in the future, will require more costly, lengthy and uncertain de novo classification or PMA processes. Modifications to Class III devices, like our vascular closure products, may require additional clinical studies or supplemental PMA submissions. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products, our product introductions or modifications could be delayed or canceled, which could adversely affect our revenue. In particular, the FDA has recently placed increased scrutiny on cybersecurity for medical devices, which may necessitate additional time and cost for product development, submission and approval, de novo classification or clearance. In addition, even if we do obtain clearance, de novo classification or approval, the FDA may not authorize these products for the indications that we requested. Any delay in, or failure to receive or maintain, clearances, de novo classifications or approvals for our products under development could prevent us from generating revenue from these products.

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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and the EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Complying with the requirements of these regulations may require us to incur significant expenditures and we may experience delays that negatively impact the ability to sell our full suite of products in certain jurisdictions. Similarly, the separation of states from participation in the EU, such as through the cessation of the United Kingdom’s membership in the EU (commonly known as “Brexit”) and the separation of the Swiss and EU medical product markets with the adoption of the EU MDR (commonly referred to as “Swexit”), may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. More stringent regulations have also been introduced in many countries outside of Europe that previously did not have medical device regulations, had minimal regulations or relied on reciprocal recognition of approval in other markets. Failure to meet these requirements could adversely impact our business in the EU and other applicable regions.

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

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance, or anti-bribery laws such as the Foreign Corrupt Practices Act of 1977, or equivalent laws in other jurisdictions. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions. The Pillar Two Global Anti-Base Erosion Rules is currently effective in some of the jurisdictions in which we operate. Other countries are considering enacting laws consistent with the Pillar Two rules, while still others have yet to announce their intention to adopt. The United States has not enacted the Pillar Two global minimum tax and the current administration recently announced its intention to effectively withdraw from the OECD Inclusive Framework as well as its intention to enact retaliatory measures against countries who assert extraterritorial taxes against U.S. taxpayers. The OECD continues to issue guidance on the Pillar Two framework, with new rules released as recently as January, 2025. While we continue to monitor legislative adoption of Pillar Two by country, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial condition, results of operations and cash flows.

As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. Such changes may also apply prospectively or retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements, and any such changes could have a material impact on our effective tax rate and on our business, results of operations, financial condition, and cash flows.

Risks Related to our Financial Obligations and Indebtedness

We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.

In April 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the existing senior unsecured term loan and senior unsecured revolving credit facility and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan and a $750.0 million senior unsecured revolving credit facility, or together, the 2024 Revised Credit Facilities. In May 2024, the Company issued $700.0 million aggregate principal amount of indebtedness under the Company’s convertible notes due 2029, or 2029 Notes, and used $230.0 million of the proceeds to repay the entirety of the previously outstanding balance under the Company’s senior unsecured revolving credit facility and $185.5 million of the proceeds to repurchase $200.0 million in aggregate principal amount of the Company’s convertible senior notes due 2026, or 2026 Notes. The 2026 Notes and 2029 Notes are referred below collectively as the Notes. As of March 29, 2025, the Company had $250.0 million of debt outstanding under the senior unsecured term loan, $300.0 million aggregate principal amount of indebtedness under the 2026 Notes, and $700.0 million aggregate principal amount of indebtedness under the 2029 Notes.

Our 2024 Revised Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of March 29, 2025, we were in compliance with the covenants pursuant to our 2024 Revised Credit Facilities, and we currently forecast that we will be in compliance with these covenants through the period ending March 28, 2026.

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

We market and sell our products in approximately 95 countries and have distributors in approximately 90 of these countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.

U.S. legislation and executive orders aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. Tariffs and other measures directed at China, Mexico, Canada and other markets enacted by the U.S., countervailing measures that may be enacted by various countries, as well as prolonged uncertainty regarding such measures as administrations change, may have adverse effects on our ability to source, manufacture and distribute products, or receive payments, in a timely and cost-effective manner, thereby adversely affecting our business. In addition to fluctuations in foreign exchange rates, discussed below, our business in markets outside the United States is subject to changing political, social and geopolitical conditions, such as tensions between China and Taiwan and the wars in Ukraine and the Middle East, including any political instability resulting from war, terrorism, insurrections and civil unrest, and changing economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions (including those imposed by the U.S. and other governments against Russia), export controls, restrictions on the ability to transfer capital across borders, tariffs and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Many of these risks are rapidly evolving and subject to an accelerating pace of change. We are continuing to monitor the situation in Ukraine and globally as well as to assess its potential impact on our business. Although our business in Russia accounted for only about 1% of fiscal 2025 net revenues, a significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

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

International revenues and expenses account for a substantial portion of our operations. In fiscal 2025, our international revenues accounted for 25.7% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to taxation in numerous countries, states and other jurisdictions. In preparing our financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes and recently enacted and future tax law changes in jurisdictions in which we operate. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions. The Pillar Two Global Anti-Base Erosion Rules is currently effective in some of the jurisdictions in which we operate. We are also subject to tax audits in various jurisdictions and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.

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

We operate in an industry that is susceptible to significant intellectual property litigation. This type of litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel. As described in Note 15, Commitments & Contingencies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, we are currently party to intellectual property litigation. Intellectual property litigation that we institute from time to time may be settled on terms less favorable than desired or we may encounter challenges in enforcing judgments in our favor that require additional legal action, which could affect our financial performance and strategic objectives. Additionally, in the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

The medical devices we design, manufacture, and market are used by health care professionals in connection with the treatment of patients and the collection of blood or blood components from donors. As with all medical technologies, the use of our products involves inherent risks, including potential injury or death to patients or donors. Additionally, if the health care professionals that utilize our products are not properly trained, are negligent in using our products or use our products “off-label,” the capabilities of our products may be diminished or the patient may suffer critical injury. As a result, we are exposed to potential product liability claims alleging that the use of our devices caused adverse outcomes due to factors such as design defects, manufacturing flaws, inadequate labeling, failure to warn or misuse. Product liability lawsuits, whether or not they have merit, can be costly to defend, divert management’s attention, and damage our reputation in the marketplace. Adverse judgments or settlements could result in significant monetary damages or injunctive relief that limits or prohibits the sale of our products. In addition, such claims may prompt regulatory investigations, product recalls, safety alerts, or enhanced reporting and post-market surveillance requirements, any of which could further affect our operations and financial performance. We may face liability even when injuries are caused by user error, pre-existing health conditions, or off-label use of our devices. While we seek to ensure proper physician training, we cannot guarantee that all users are appropriately trained or use our products as intended.

Some of our products are also subject to performance guarantee programs, which may require us to compensate customers when clinical outcomes do not meet specified thresholds. Adverse events associated with these products could increase the frequency or cost of such payments.

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

In April 2025, our Board of Directors approved a new $500 million share repurchase authorization through April 2028. Under this share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions. The actual timing, number and value of shares repurchased is determined by us and depends on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness Refer to Note 7, Earnings per Share, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

The long-term effects of climate change are difficult to predict and may be widespread. Extreme weather or other conditions could adversely impact our operations and supply chain, including the variability and cost of raw materials and components required for the operation of our business. In addition, access to and pricing of certain natural resources, such as water, could impact our manufacturing operations. There has been increased focus by federal, international, state and local regulatory and legislative bodies and by other stakeholders such as customers and investors to combat and/or limit the effects of climate change. If legislation or regulations are enacted in jurisdictions in which we do business that are more stringent than our current obligations or other stakeholders effectively require more stringent compliance, we and companies in our supply chain may experience increased compliance burdens and costs to meet these obligations, which could cause disruption in the sourcing, manufacturing and distribution of our products and adversely affect our business, financial condition or results of operations. Additionally, the impacts of climate change may further include customer preferences and requirements. Failure to meet these preferences or requirements could potentially result in loss of market shares.

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

The CISO’s organization monitors, manages and works to identify and assess, cybersecurity risks through various technologies, resources, processes and policies that are regularly updated to align with the changing threat landscape, our evolving business needs as well as global regulatory requirements. Our global cybersecurity program is aligned to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and is certified to the ISO 27001 global standard on Information Security Management. Our cybersecurity program is closely integrated with our QMS under the ISO 13485 standard. Our program utilizes layered defenses to help protect against cybersecurity threats and to work to secure our assets, reduce detection time and improve recoverability. Among other things, this includes ongoing systems monitoring with support from a managed detection and response service provider and other third-party vendors to augment our monitoring and response capabilities, as well as a standardized incident response program with incident response team members participating in regularly scheduled management reviews and tabletop exercises. Our CISO and CIO conduct regular cross-functional management reviews of our programs, including with members of senior leadership. All employees and those contractors of the Company with access to our information systems receive annual cybersecurity awareness training, and we have integrated cybersecurity and data protection topics into our Code of Conduct. All critical information systems have a written business continuity plan that is exercised at least annually. The entire program is audited annually by both internal and third-party auditors.

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

We evaluate cybersecurity risk as part of our broader enterprise risk framework. Our Board of Directors oversees Haemonetics’ enterprise-wide approach to risk management while our management team is responsible for managing risk on a day-to-day basis and for bringing to the Board’s attention material risks facing the Company, including with respect to cybersecurity threats. The Board focuses on the quality and scope of the Company’s risk management strategies and considers the most significant areas of risk inherent in the Company’s business strategies and operations as well as the steps that management is taking to mitigate those risks. We conduct an annual enterprise risk assessment – including consideration of cybersecurity risks – that is reviewed with the Board and Audit Committee and informs strategic priorities throughout the Company. Additionally, certain Board committees consider discrete categories of cybersecurity risk relating to their respective areas of responsibility. Our CISO reports at least annually on Haemonetics’ threat landscape and security programs to our Governance and Compliance Committee, which oversees Haemonetics’ compliance programs and policies regarding data privacy and cybersecurity risks associated with our information technology systems. Management also reports on these programs to the Audit Committee as needed and periodically reviews with our Technology Committee certain aspects of new and existing products as they relate to quality, safety and cybersecurity.

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

ITEM 2. PROPERTIES

As of March 29, 2025, our global headquarters are located in Boston, Massachusetts and our principal manufacturing centers are located in Pennsylvania within the U.S., as well as internationally in Mexico, Malaysia and Canada. Our products are distributed worldwide from our primary distribution centers in Utah and Pennsylvania, as well as smaller locations globally. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. These facilities produce and manufacture products for more than one of our business segments.

The following is a summary of our facilities as of March 29, 2025 (in approximate square feet):

	Owned	Leased	Total
U.S.	—	433,688	433,688
International	378,000	264,526	642,526
Total	378,000	698,214	1,076,214

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the New York Stock Exchange under the symbol “HAE.” As of March 29, 2025, we had 96 stockholders of record. We have not historically paid cash dividends and do not currently anticipate paying cash dividends in the future.

Issuer Purchases of Equity Securities

In August 2022, the Company announced that its Board of Directors had approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock (the “Share Repurchase Authorization”), based on market conditions, through August 2025. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions.

In February 2025, the Company entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $150.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in February 2025, the Company paid Goldman Sachs $150.0 million in cash and received an initial delivery of 2.0 million shares of the Company’s common stock based on the closing market price on the New York Stock Exchange on February 7, 2025 of $59.34. This initial delivery of shares represented approximately 80% of the notional amount of the ASR. The ASR was completed in April 2025, subsequent to the end of the fourth quarter of fiscal 2025, and 0.4 million additional shares were delivered upon settlement. As of March 29, 2025, we have fully funded the $300.0 million Share Repurchase Authorization.

The following table provides information on the Company’s share repurchases during the fourth quarter of fiscal 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
December 29, 2024 – January 25, 2025	—	$—	—	$150.0
January 26, 2025 – February 22, 2025	2,022,245	$59.34	2,022,245	$—
February 23, 2025 – March 29, 2025	—	$—	—	$—
Total	2,022,245	$59.34	2,022,245

Share Repurchase Authorization

In April 2025 the Company’s Board of Directors approved a new share repurchase authorization of up to $500 million of the Company’s common stock over the next three years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. In addition to this share repurchase activity, the Company’s capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate its long-term growth plans.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

Haemonetics is a global medical technology company dedicated to improving the quality, effectiveness and efficiency of health care. Our innovative solutions addressing critical medical needs include a suite of hospital technologies designed to advance standards of care and help enhance outcomes for patients; end-to-end plasma collection technologies to optimize operations for plasma centers; and products to enable blood centers to collect in-demand blood components.

We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for plasma, red cells, and platelets. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines.

We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives.

Recent Developments

Divestiture of the Whole Blood Product Line

On December 3, 2024, we announced that we entered into a definitive agreement to sell our Whole Blood product line and related assets within our Blood Center business unit to GVS, S.p.A (“GVS”), a manufacturer of filter solutions for applications in the healthcare and life sciences sectors. The divested assets include our complete portfolio of proprietary whole blood collection, processing and filtration solutions, along with our manufacturing facility in Covina, California where certain of these products are produced, and related equipment and assets located at our manufacturing facility in Tijuana, Mexico. On January 13, 2025, we completed the transaction with GVS for total cash consideration of up to $65.8 million, which includes $43.3 million upfront and up to $22.5 million in contingent consideration, based on sales growth over the next three years and the achievement of certain other milestones. As part of the transaction, we divested $26.4 million of inventory, $7.8 million of property, plant and equipment and $6.4 million of goodwill allocated based on fair value previously recorded in the Blood Center reportable segment in the Consolidated Balance Sheets. We recognized a gain on sale related to the divestiture which was not material.

Share Repurchase Programs

In February 2025, the Company entered into an ASR with Goldman Sachs & Co. to repurchase $150.0 million of the Company’s common stock and received an additional delivery of 2.0 million shares of the Company’s common stock based on a closing market price on the New York Stock Exchange on February 7, 2025 of $59.34, which represented 80% of the total contract. The ASR was completed in April 2025, subsequent to the end of the fourth quarter of fiscal 2025, and 0.4 million additional shares were delivered upon settlement. As of March 29, 2025, we have fully funded the $300.0 million Share Repurchase Authorization.

In April 2025, our Board of Directors approved a new share repurchase authorization of up to $500.0 million of Haemonetics common stock over the next three years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the repurchase program will be at management’s discretion. In addition to this share repurchase activity, our capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate our long-term growth plans.

Issuance of Convertible Senior Notes

On May 28, 2024, we issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between us and U.S. Bank Trust Company, National

Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, of which $230.0 million was used to repay the entirety of the previously outstanding balance on the Company’s senior unsecured revolving credit facility, $185.5 million was used to repurchase $200.0 million in aggregate principal amount of the Company’s 0% convertible senior notes due 2026 and $88.2 million was used to complete capped call transactions, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

Acquisitions

Attune Medical

On April 1, 2024, we completed our acquisition of Attune Medica for total consideration of $187.7 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. We financed the acquisition through a combination of cash on hand and borrowings under our senior unsecured revolving credit facility.

Attune Medical's ensoETM technology is designed for use across a range of medical conditions involving patient cooling or warming, including treatment in electrophysiology, critical care, neurocritical care, trauma, burn surgery, spine surgery, and cancer surgery, among others. The addition of our Esophageal Protection product line through this acquisition expands our Hospital business unit’s presence in electrophysiology and complements our Vascular Closure product line within Interventional Technologies, which is included in the Hospital reportable segment.

OpSens Inc.

On October 10, 2023, we entered into an Arrangement Agreement with OpSens Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, we agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, we completed our acquisition of OpSens for total consideration of approximately $254.5 million, or $243.9 million, net of cash acquired. We financed the acquisition through a combination of cash on hand and borrowings under our senior unsecured revolving credit facility.

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (“FFR”) and diastolic pressure ratio (“dPR”) to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.

Market and Regional Alignment Initiative

In May 2025, our Board of Directors approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing Company resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. We expect to incur aggregate restructuring and restructuring-related charges of approximately $20 million associated with this initiative, approximately half of which we expect will consist of severance and other employee costs and the remainder of which will consist of other exit costs, primarily related to third party arrangements. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on the initiative are identified and approved and are expected to continue through the end of fiscal 2027. We expect savings from this initiative of approximately $30 million on an annualized basis once the initiative is completed. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

During the fourth quarter of fiscal 2025, we incurred $0.6 million of restructuring related costs related to the first action under this initiative, which were approved by our Board of Directors in January 2025. Total cumulative charges under this initiative are $0.6 million as of March 29, 2025.

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

Blood Center Market

In the Blood Center market, we sell automated blood component collection systems. While we sell products around the world, a significant portion of our sales are to a limited number of customers due to relatively limited number of blood collectors.

Within the Blood Center market, we have seen two trends that have negatively impacted growth of the overall marketplace despite the overall increase in aging populations.

•Declining transfusion rates in mature markets due to the development of more minimally invasive procedures with lower associated blood loss, as well as better blood management.

•Competition in multi-unit collection technology for automated blood component collection systems has intensified and has negatively impacted our sales in markets where these collections are prevalent.

As Blood Center operates in more challenging markets, we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives.

Hospital Markets

Interventional Technologies:

Vascular Closure Market - The target markets for our vascular closure products used in coronary, structural heart, peripheral and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Our products also address many of the vascular closure needs for the structural heart (“contralateral access sites”) and electrophysiology procedures. Our Vascular Closure market continues to grow with the VASCADE MVP launch in Japan in September 2023. In addition, our VASCADE and VASCADE MVP vascular closure systems received CE mark clearance in fiscal 2023, providing a pathway for country-specific introduction of these products in the EU. In August 2024, we successfully launched the VASCADE MVP XL, which allowed us to capitalize more broadly in procedures as part of electrophysiology, coronary and peripheral markets.

Sensor-Guided Technologies Market - The market for sensor-guided technologies reflects varying dynamics across different interventional cardiology procedures. In the transcatheter aortic valve replacement (“TAVR”) market, characterized by high growth, the demand for innovative solutions like SavvyWire is driven by an aging population and increasing prevalence of aortic valve diseases globally. Conversely, in the more mature percutaneous coronary intervention (“PCI”) market, the steady demand for sensor-guided technologies such as OptoWire remains driven by persistent prevalence of coronary artery disease, emphasizing the need for advanced diagnostic and therapeutic interventions. Our strategic investment in sensor-guided technologies positions us to capitalize on these trends, leveraging innovation to address evolving needs in both high-growth and mature markets while expanding our global market presence through initiatives such as obtaining CE mark clearance for our Savvywire.

Esophageal Protection Market - The market for esophageal protection devices, such as our ensoETM, is driven by radiofrequency (“RF”) ablation for the treatment of atrial fibrillation (“AF”), which has a risk of thermal injury to the esophagus. While many cardiac ablation procedures are currently performed using RF ablation, the immediate opportunity for esophageal cooling during an AF ablation has substantially diminished over the last year due to the launch of Pulsed Field Ablation (“PFA”) in the US and Japan. PFA has been available in Europe for several years already. One of the perceived benefits of PFA is that its mechanism of action is tissue selective, which is believed to spare the esophagus from serious injury and may, therefore, obviate the need for esophageal cooling devices.

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

Geographically, TEG systems have achieved the highest market penetration in North America and Europe. However, there are considerable growth opportunities in these as well as other markets, as TEG systems become more established as the standard of care around the world. The HAS-100 and HAS-300 are currently commercialized in China, where there has been a significant reduction in government reimbursement for testing and enforcement of strict pricing limitations, both of which constrain the growth potential in the market.

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

Transfusion Management Market - Revenues from BloodTrack have increased in the U.S. and Europe in recent years as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx’s leading market share continues in the U.S. and SafeTraceTX has expanded into the United Kingdom as hospitals seek solutions to address operational efficiency, cybersecurity, and interoperability with enterprise systems.

Financial Summary

	Fiscal Year
(In thousands, except per share data)	2025	2024	% Increase/(Decrease)
Net revenues	$1,360,824	$1,309,055	4.0%
Gross profit	$748,958	$691,548	8.3%
% of net revenues	55.0%	52.8%
Operating expenses	$527,141	$526,665	0.1%
Operating income	$221,817	$164,883	34.5%
% of net revenues	16.3%	12.6%
Interest and other expense, net	$(9,746)	$(13,018)	(25.1)%
Income before provision for income taxes	$212,071	$151,865	39.6%
Provision for income taxes	$44,392	$34,307	29.4%
% of pre-tax income	20.9%	22.6%
Net income	$167,679	$117,558	42.6%
% of net revenues	12.3%	9.0%
Net income per share - basic	$3.33	$2.32	43.5%
Net income per share - diluted	$3.31	$2.29	44.5%

Our fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2025 and 2024 included 52 weeks with each quarter having 13 weeks.

Net revenues for fiscal 2025 increased 4.0% compared with fiscal 2024. Without the effects of foreign exchange, net revenues increased 4.3% compared with fiscal 2024. The increase in revenue as compared to fiscal 2024 was driven by Hospital, primarily related to recent acquisitions as well as volume and price benefits, partially offset by declines in both Plasma and Blood Center.

Operating income increased 34.5% during fiscal 2025 as compared with fiscal 2024, primarily due to operating leverage, the remeasurement of contingent consideration, decreased performance-based compensation and the gain realized on the sale of a manufacturing facility in the first quarter of fiscal 2025, partially offset by operating, transaction and integration costs related to recent acquisitions, increased amortization of acquired intangible assets and amortization of fair value inventory step-up.

Information pertaining to fiscal year 2023 results of operations, including a year-to-year comparison against fiscal year 2024, was included in our Annual Report on Form 10-K for the year ended March 30, 2024 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on May 20, 2024. This information is incorporated by reference herein.

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

RESULTS OF OPERATIONS

Net Revenues by Geography

	Fiscal Year
(In thousands)	2025	2024	Reported growth	Currency impact	Constant currency growth (1)
United States	$1,010,918	$970,007	4.2%	—%	4.2%
International	349,906	339,048	3.2%	(1.5)%	4.7%
Net revenues	$1,360,824	$1,309,055	4.0%	(0.3)%	4.3%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

International Operations and the Impact of Foreign Exchange

Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 95 countries through a combination of our direct sales force and independent distributors.

The percentage of revenue generated in our principal operating regions is summarized below:

	Fiscal Year
	2025	2024
United States	74.3%	74.1%
Japan	4.6%	4.5%
Europe	12.9%	12.2%
Rest of Asia	6.8%	8.2%
Other	1.4%	1.0%
Total	100.0%	100.0%

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

Net Revenues by Business Unit

	Fiscal Year
(In thousands)	2025	2024	Reported growth	Currency impact	Constant currency growth(1)
Revenues by business unit(2)
Plasma(3)	535,431	569,535	(6.0)%	(0.1)%	(5.9)%

Apheresis	213,134	211,173	0.9%	(1.5)%	2.4%
Whole Blood	47,990	72,058	(33.4)%	(0.1)%	(33.3)%
Blood Center	261,124	283,231	(7.8)%	(1.1)%	(6.7)%

Interventional Technologies(4)	255,019	174,285	46.3%	(0.6)%	46.9%
Blood Management Technologies(5)	309,250	282,004	9.7%	(0.2)%	9.9%
Hospital	564,269	456,289	23.7%	(0.3)%	24.0%

Total net revenues	$1,360,824	$1,309,055	4.0%	(0.3)%	4.3%
(1) Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

(2) Beginning in fiscal 2025, we integrated service revenue within our three business units. Prior periods were conformed to current presentation.
(3) Plasma revenue includes CSL U.S. disposables revenue of $12.3 million and $99.8 million in the fourth quarter and full year of fiscal year 2025, respectively, as compared to $36.3 million and $154.53 million in the fourth quarter and full year of fiscal 2024, respectively.

(4) Interventional Technologies includes Vascular Closure, Sensor -Guided Technologies and Esophageal Protection product lines of the Hospital business.
(5) Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma

Plasma revenue decreased 6.0% during fiscal 2025 as compared with fiscal 2024. Without the effect of foreign exchange, Plasma revenue decreased 5.9% during fiscal 2025 as compared with fiscal 2024. This revenue decrease was primarily driven by lower sales volumes in North America, entirely relating to the previously announced customer transition of CSL Plasma. In the fourth quarter of fiscal 2025, we recorded a one-time $10.6 million shortfall payment from CSL related to the non-exclusive supply agreement with the Company scheduled to expire in December 2025. We do not expect any North America disposables sales to CSL Plasma in fiscal 2026.

Blood Center

Blood Center revenue decreased 7.8% during fiscal 2025 as compared with fiscal 2024. Without the effect of foreign exchange, Blood Center revenue decreased 6.7% during fiscal 2025. The decrease in Blood Center’s reported revenue was primarily driven by declines in our Whole Blood business, which was divested in the fourth quarter of fiscal 2025.

Hospital

Hospital revenue increased 23.7% during fiscal 2025 as compared with fiscal 2024. Without the effect of foreign exchange, Hospital revenue increased 24.0% during fiscal 2025. The increase was primarily attributable to the product lines within the Interventional Technologies franchise, including benefits from the recently acquired Sensor-Guided Technologies and Esophageal Protection product lines and growth in Vascular Closure, as well as contributions from the product lines within the Blood Management Technologies franchise.

Gross Profit

	Fiscal Year
(In thousands)	2025	2024	% Increase
Gross profit	$748,958	$691,548	8.3%
% of net revenues	55.0%	52.8%

Gross profit increased 8.3% during fiscal 2025 as compared with fiscal 2024. Without the effects of foreign exchange, gross profit increased 9.5% during fiscal 2025. The increase was primarily driven by increased revenues in the Hospital business and volume, mix and price, partially offset by amortization of fair value inventory step-up related to the Attune Medical acquisition, restructuring costs related to portfolio rationalization initiatives and foreign exchange.

Operating Expenses

	Fiscal Year
(In thousands)	2025	2024	% Increase/(Decrease)
Research and development	$62,722	$54,435	15.2%
% of net revenues	4.6%	4.2%
Selling, general and administrative	$436,789	$431,780	1.2%
% of net revenues	32.1%	33.0%
Amortization of acquired intangible assets	$48,261	$32,031	50.7%
% of net revenues	3.5%	2.4%
Remeasurement of contingent consideration	$(23,022)	$—	n/m
% of net revenues	(1.7)%	—%
Gains on divestiture and sale of assets	$—	$(2,000)	n/m
% of net revenues	—%	(0.2)%
Impairment of intangible assets	$2,391	$10,419	(77.1)%
% of net revenues	0.2%	0.8%
Total operating expenses	$527,141	$526,665	0.1%
% of net revenues	38.7%	40.2%

Research and Development

Research and development expenses increased 15.2% during fiscal 2025 as compared with fiscal 2024. Without the effects of foreign exchange, research and development expenses increased 15.6% during fiscal 2025. The increase in fiscal 2025 was primarily due to increased headcount as a result of recent acquisitions.

Selling, General and Administrative

Selling, general and administrative expenses increased 1.2% during fiscal 2025 as compared with fiscal 2024. Without the effects of foreign exchange, selling, general and administrative expenses increased 1.4% during fiscal 2025. The increase in fiscal 2025 was primarily driven by transaction, integration and operating costs related to recent acquisitions and increased headcount and digital transformation costs incurred as part of the upgrade of our enterprise resource planning system, partially offset by gains realized on the sale of a manufacturing facility in the first quarter of fiscal 2025.

Amortization of Acquired Intangible Assets

We recognized amortization expense related to our acquired intangible assets of $48.3 million and $32.0 million during fiscal 2025 and fiscal 2024, respectively. The increase in fiscal 2025 is primarily the result of the amortization of the intangible assets acquired in conjunction with the recent acquisitions of OpSens and Attune Medical.

Remeasurement of Contingent Consideration

In the fourth quarter of fiscal 2025, we recognized a benefit of $20.3 million related to the remeasurement of acquisition related contingent consideration. There was no contingent consideration obligation outstanding prior to April 1, 2025.

Gains on Divestiture and sale of assets

There were no gains on divestiture and sales of assets recorded in operating expenses in fiscal 2025. We recognized gains on divestiture and sale of assets of $2.0 million during fiscal 2024 related to the sale of certain licenses.

Impairment of Intangible Assets

We recognized impairment of intangible assets of $2.4 million and $10.4 million during fiscal 2025 and fiscal 2024, respectively. Impairment of intangible assets in fiscal 2025 related to internally developed software assets. Impairment of intangible assets in fiscal 2024 related to the enicor GmbH acquisition completed in fiscal 2021 within our Hospital business unit.

Interest and Other Expense, Net

Interest and other expenses, net decreased 25.1% during fiscal 2025 as compared with fiscal 2024. Without the effects of foreign exchange, interest and other expenses decreased 0.8% during fiscal 2025. The decrease was primarily driven by the gain on extinguishment of convertible notes, unrealized and realized foreign currency exchange gains, and the sale of Whole Blood, offset in part by higher interest expense and amortization of deferred financing costs on the 2029 Notes.

Income Taxes

	Fiscal Year
	2025	2024	% Increase/(Decrease)
Reported income tax rate	20.9%	22.6%	(1.7)%

Reported Tax Rate

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate. Our effective tax rate is adversely impacted by non-deductible expenses including executive compensation and transaction costs, and is favorably impacted by changes in contingent consideration revaluation, the expiration of the statute of limitations with respect to certain uncertain tax position reserves, jurisdictional mix of earnings, impact of foreign tax law changes and research credits generated.

For the year ended March 29, 2025, we recorded income tax expense of $44.4 million on our worldwide pre-tax income of $212.1 million, resulting in a reported tax rate of 20.9%. Our effective tax rate for the year ended March 29, 2025 is lower than our effective tax rate of 22.6% for fiscal 2024, primarily due to the favorable impact of contingent consideration remeasurement and the expiration of the statute of limitations associated with uncertain tax position reserves, partially offset by the impact of the jurisdictional mix of earnings.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

(Dollars in thousands)	March 29, 2025	March 30, 2024
Cash and cash equivalents	$306,763	$178,800
Working capital	$356,862	$468,520
Current ratio	1.6	2.6
Net debt position(1)	$(918,025)	$(628,993)
Days sales outstanding ("DSO")	55	54
Inventory turnover	1.4	1.7
(1)Net debt position is the sum of cash and cash equivalents less total debt.

Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our convertible senior notes due March 1, 2026 and June 1, 2029. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, share repurchases, the market and regional alignment initiative and cash principal and interest payments under our revised credit agreements.

As of March 29, 2025, we had $306.8 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.

In the first quarter of fiscal 2025, we used a portion of our proceeds from the 2029 Notes to repurchase, for $185.5 million, $200.0 million of the $500.0 million aggregate principal amount of our 0% convertible senior notes due 2026 (the “2026 Notes”), resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of March 29, 2025, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $1.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.5 million. Interest expense related to the 2026 Notes was $1.4 million for fiscal 2025, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

As of March 29, 2025, the $700.0 million principal balance of the 2029 Notes was netted down by $14.6 million of remaining debt issuance costs, resulting in a net convertible note payable of $685.4 million. Interest expense related to the 2029 Notes was $17.3 million for fiscal 2025, which includes nominal interest expense and the amortization of the debt issuance costs.

On July 26, 2022, we entered into an amended and restated credit agreement to refinance our credit facilities initially entered into in 2018 and extend their maturity date through June 2025. The amended and restated credit agreement provided for a $750.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility (together, the “2022 Revised Credit Facilities”) with applicable interest rates during the period established using an annual rate equal to the Adjusted Term SOFR Rate plus an applicable rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio, as specified in the agreement.

On April 30, 2024, we entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the our consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% a annually based on our consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.

At March 29, 2025, $245.3 million was outstanding under the term loan with an effective interest rate of 5.7%, which was netted down by the $5.3 million of remaining debt discount, resulting in a net note payable of $240.0 million. There were no outstanding borrowings under the revolving credit facilities at March 29, 2025. We also had $18.9 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of March 29, 2025.

We have scheduled principal payments of $6.3 million required during fiscal 2026 related to our term loan. Our 2026 Convertible Notes will mature on March 1, 2026, with a principal balance of $300 million. Unless refinanced prior to maturity, we will repay the outstanding principal at the maturity date using a combination of cash on hand and revolver borrowings under the 2024 Revised Credit Facility. See Note 12. Notes Payable and Long-Term Debt for further information.

In April 2025 our Board of Directors authorized the repurchase of up to $500 million of Haemonetics common stock over the next three years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. In addition to this share repurchase activity, our capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate our long-term growth plans. Under the share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by our discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.

In May 2025, our Board of Directors approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing Company resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. We expect to incur aggregate restructuring and restructuring-related charges of approximately $20 million associated with this initiative, approximately half of which we expect will consist of severance and other employee costs and the remainder of which will consist of other exit costs, primarily related to third party arrangements. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on the initiative are identified and approved and are expected to continue through the end of fiscal 2027. We expect savings from this initiative of approximately $30 million on an annualized basis once the initiative is completed. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. During the fourth quarter of fiscal 2025, we incurred $0.6 million of restructuring related costs related to the first action under this initiative, which were approved by our Board of Directors in January 2025. Total cumulative charges under this initiative are $0.6 million as of March 29, 2025.

Cash Flows

	Fiscal Year
(In thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$181,725	$181,751
Investing activities	(161,895)	(322,389)
Financing activities	108,818	38,157
Effect of exchange rate changes on cash and cash equivalents(1)	(685)	(3,185)
Net change in cash and cash equivalents	$127,963	$(105,666)
(1) The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Activities

Net cash provided by operating activities was $181.7 million during fiscal 2025, relatively flat as compared with fiscal 2024. Operating cash for fiscal year 2025 benefited from higher net income, lower accounts receivable and decreased accrued performance-based compensation, as compared to the fiscal 2024 period, partially offset by non-cash items including the remeasurement of contingent consideration and gains on the repurchase of convertible senior notes and sales of property, plant and equipment.

Investing Activities

Net cash used in investing activities was $161.9 million during fiscal 2025, an increase of $160.5 million as compared with fiscal 2024. The increase in cash used in investing activities in fiscal 2025 as compared to fiscal 2024 was primarily the result of decreased cash outflows for acquisitions and the proceeds from divestitures and the sales of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $108.8 million during fiscal 2025, an increase of $70.7 million as compared with fiscal 2024, primarily due to the issuance of the 2029 Notes, partially offset by the repurchase of a portion of the 2026 Notes, proceeds on the revolving credit facility in the previous year, capped call transactions, share repurchases, payments on the revolving credit facility in the current year and debt issuance costs.

Contractual Obligations

A summary of our contractual and commercial commitments as of March 29, 2025 is as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$1,000,000	$300,000	$—	$700,000	$—
Contingent consideration	2,278	44	2,234	—	—
Debt	246,120	6,349	17,307	222,010	454
Interest payments(1)	54,137	14,218	27,201	12,718	—
Operating leases	71,536	10,835	20,869	15,056	24,776
Purchase commitments(2)	287,923	287,923	—	—	—
Expected retirement plan benefit payments	19,906	1,553	3,149	4,030	11,174
Total contractual obligations	$1,681,900	$620,922	$70,760	$953,814	$36,404
(1) Interest payments reflect the contractual interest payments on outstanding debt related to the term loan under our 2024 Revised Credit Facilities and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of March 29, 2025. Certain of these projected interest payments may differ in the future based on changes in market interest rates.

(2) Includes amounts we are committed to spend on purchase orders entered in the normal course of business for capital equipment as well as commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.

The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $1.8 million recorded in accordance with ASC Topic 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.

Concentration of Credit Risk

While approximately 42% of our revenue during fiscal 2025 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.

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

Inflation

The global macroeconomic environment has continued to present challenging conditions and uncertainty, including around inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments, which could adversely impact the costs associated with our manufacturing operations. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement and production costs. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.

Foreign Exchange

During fiscal 2025, 25.7% of our sales were generated outside the U.S., generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.

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

We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen, Mexican Peso and Euro, and to a lesser extent Canadian Dollar and Swiss Franc. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts into the future, rates are fixed at the time of execution; thereby facilitating financial planning and resource allocation. Hedges are executed on a rolling basis over an 18-month horizon, informed by forecasted net income exposures. Both forecasted exposures and active hedges are reviewed periodically throughout the year to ensure effective and efficient mitigation of foreign currency exchange rate risk. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results.

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

Contingencies

We are currently involved in or may become involved in various legal proceedings and claims, including, without limitation, patent infringement, product liability, breach of contract and employee-related matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on our results of operations or cash flows for that period or on the our financial condition.

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

Contingent consideration is recorded at fair value as measured on the date of acquisition using an appropriate valuation model, such as the Monte Carlo simulation model. The value recorded is based on estimates of future financial projections under various potential scenarios, in which the model runs many simulations based on comparable companies’ growth rates and their implied volatility. Our estimates of forecasted revenues in the earn out period include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These cash flow projections are discounted with a risk adjusted rate. At each reporting period until such contingent amounts are earned, the fair value of the liability is remeasured and adjusted as a component of operating expenses based on changes to the underlying assumptions. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.

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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of March 29, 2025, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $5.6 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $6.8 million decrease in the fair value of the forward contracts.

Interest Rate Risk

Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of March 29, 2025 was $245.3 million with an effective interest rate of 5.7% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of March 29, 2025, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2022 Revised Credit Facilities from a variable rate to a fixed rate were $204.5 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Haemonetics Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 29, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2025 expressed an unqualified opinion thereon.

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

Business combination
Description of the Matter	As described in Note 3 to the consolidated financial statements, during fiscal year 2025, the Company completed the acquisition of Attune Medical for a purchase price of $187.7 million, inclusive of contingent consideration with an initial fair value of $25.3 million. The acquisition was accounted for as a business combination.

Auditing the Company’s accounting for the business combination was complex due to the significant estimation required by management to determine the fair value of certain identified intangible assets, which totaled $105.8 million and principally consisted of developed technology. A significant emphasis is placed on the appropriateness of the estimates used by management to determine the fair value of acquired intangible assets due to the sensitivity of the respective fair values to the underlying assumptions. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model used to measure the fair value of the developed technology intangible asset, as well as the sensitivity of the respective fair value to the underlying significant assumptions. The Company used the income approach to measure the fair value of the developed technology intangible asset. The significant assumptions used to estimate the fair value of the intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results, specifically certain revenue growth rates and EBITDA margin. When estimating the significant assumptions, the Company considered current industry information and trends, historical results of the acquired business, and other relevant factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. We tested controls over the valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the significant assumptions used, and the testing of the completeness and accuracy of underlying data. We also tested the valuation models used. Our testing procedures over the significant assumptions included, among others, comparing them to current industry, market and economic trends and to historical results of the acquired business. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we involved valuation professionals to assist in our evaluation of the methodology, computations, and certain significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts
May 21, 2025

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(Dollars in Thousands, except Per Share Data)
Net revenues	$1,360,824	$1,309,055	$1,168,660
Cost of goods sold	611,866	617,507	553,563
Gross profit	748,958	691,548	615,097
Operating expenses:
Research and development	62,722	54,435	50,131
Selling, general and administrative	436,789	431,780	376,675
Amortization of acquired intangible assets	48,261	32,031	32,640
Remeasurement of contingent consideration	(23,022)	—	—
Gains on divestiture and sale of assets	—	(2,000)	(382)
Impairment of intangible assets	2,391	10,419	—
Total operating expenses	527,141	526,665	459,064
Operating income	221,817	164,883	156,033
Interest and other expense, net	(9,746)	(13,018)	(14,630)
Income before provision for income taxes	212,071	151,865	141,403
Provision for income taxes	44,392	34,307	26,002
Net income	$167,679	$117,558	$115,401

Net income per share – basic	$3.33	$2.32	$2.27
Net income per share – diluted	$3.31	$2.29	$2.24

Weighted average shares outstanding
Basic	50,330	50,706	50,783
Diluted	50,730	51,397	51,420
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(Dollars in Thousands)
Net income	$167,679	$117,558	$115,401

Other comprehensive (loss) income:
Impact of defined benefit plans, net of tax	(599)	(2,327)	2,456
Foreign currency translation adjustment, net of tax	(17,974)	(4,339)	(6,016)
Unrealized gain on cash flow hedges, net of tax	(935)	4,912	4,269
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	56	(3,497)	(5,136)
Other comprehensive (loss) income	(19,452)	(5,251)	(4,427)
Comprehensive income	$148,227	$112,307	$110,974
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 29, 2025	March 30, 2024
	(Dollars in Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$306,763	$178,800
Accounts receivable, less allowance for credit losses of $6,300 at March 29, 2025 and $5,695 at March 30, 2024	202,657	206,562
Inventories, net	365,141	317,202
Prepaid expenses and other current assets	60,414	66,339
Total current assets	934,975	768,903
Property, plant and equipment, net	284,052	311,362
Intangible assets, less accumulated amortization of $316,313 at March 29, 2025 and $455,213 at March 30, 2024	455,743	406,117
Goodwill	604,269	565,082
Deferred tax asset	7,803	7,739
Other long-term assets	164,106	136,388
Total assets	$2,450,948	$2,195,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$303,558	$10,229
Accounts payable	66,999	73,358
Accrued payroll and related costs	59,423	80,708
Other current liabilities	148,133	136,088
Total current liabilities	578,113	300,383
Long-term debt, net of current maturities	921,230	797,564
Deferred tax liability	62,575	62,644
Other long-term liabilities	68,194	75,041
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 48,215,899 shares at March 29, 2025 and 50,787,859 shares at March 30, 2024	482	508
Additional paid-in capital	523,264	634,627
Retained earnings	352,174	360,456
Accumulated other comprehensive loss	(55,084)	(35,632)
Total stockholders’ equity	820,836	959,959
Total liabilities and stockholders’ equity	$2,450,948	$2,195,591
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Shares	Par Value
	(Dollars in Thousands, except share data)
Balance, April 2, 2022	51,124	$511	$572,476	$202,391	$(25,954)	$749,424
Employee stock purchase plan	102	—	4,378	—	—	4,378
Exercise of stock options	59	1	2,637	—	—	2,638
Shares repurchased	(997)	(10)	(10,366)	(64,624)	—	(75,000)
Issuance of restricted stock, net of cancellations	161	2	(2)	—	—	—
Share-based compensation expense	—	—	25,583	—	—	25,583
Net income	—	—	—	115,401	—	115,401
Other comprehensive income	—	—	—	—	(4,427)	(4,427)
Balance, April 1, 2023	50,449	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	79	1	5,603	—	—	5,604
Exercise of stock options	163	2	6,816	(5,208)	—	1,610
Issuance of restricted stock, net of cancellations	166	2	(2)	—	—	—
Tax withholding on employee equity awards	(69)	(1)	(828)	(5,062)	—	(5,891)
Share-based compensation expense	—	—	28,332	—	—	28,332
Net income	—	—	—	117,558	—	117,558
Other comprehensive loss	—	—	—	—	(5,251)	(5,251)
Balance, March 30, 2024	50,788	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	97	—	6,476	—	—	6,476
Exercise of stock options	92	1	6,637	(4,781)	—	1,857
Shares repurchased, including excise tax	(3,031)	(30)	(64,533)	(162,285)	—	(226,848)
Issuance of restricted stock, net of cancellations	306	3	(3)	—	—	—
Tax withholding on employee equity awards	(36)	—	(1,376)	(8,895)	—	(10,271)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	29,636	—	—	29,636
Net income	—	—	—	167,679	—	167,679
Other comprehensive loss	—	—	—	—	(19,452)	(19,452)
Balance, March 29, 2025	48,216	$482	$523,264	$352,174	$(55,084)	$820,836
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 29, 2025	March 30, 2024	April 1, 2023
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$167,679	$117,558	$115,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,586	97,215	93,307
Amortization of fair value inventory step-up	14,956	3,347	—
Share-based compensation expense	29,636	28,332	25,583
Impairment of intangible assets	2,391	10,419	607
Gain on repurchase of convertible senior notes, net	(12,600)	—	—
Gains on sales of property, plant and equipment	(15,698)	(1,013)	(943)
Remeasurement of contingent consideration	(23,022)	—	(504)
Deferred income taxes	(5,219)	(11,039)	4,783
Other non-cash operating activities	9,978	11,633	9,321
Change in operating assets and liabilities:
Change in accounts receivable	6,956	(24,193)	(24,421)
Change in inventories	(64,704)	(60,061)	30,754
Change in prepaid income taxes	226	(983)	1,688
Change in other assets and other liabilities	(25,232)	(34,046)	(22,334)
Change in accounts payable and accrued expenses	(19,208)	44,582	39,816
Net cash provided by operating activities	181,725	181,751	273,058
Cash Flows from Investing Activities:
Capital expenditures	(39,278)	(38,125)	(191,327)
Proceeds from divestiture and sale of assets	43,291	1,500	850
Proceeds from sale of property, plant and equipment	23,253	1,810	1,608
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(21,112)	(28,171)	81,136
Acquisitions	(150,906)	(243,852)	(2,850)
Other investments	(17,143)	(15,551)	(33,205)
Net cash used in investing activities	(161,895)	(322,389)	(143,788)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	700,000	—	—
Repurchase of convertible senior notes	(185,500)	—	—
Purchase of capped call related to convertible notes	(88,200)	—	—
Term loan borrowings	250,000	—	280,000
Term loan redemption	(262,500)	—	(280,000)
Repayment of term loan borrowings	(4,688)	(12,250)	(9,625)
Proceeds from revolving facility	—	110,000	50,000
Payments on revolving facility	(50,000)	(60,000)	(50,000)
Debt issuance costs	(23,135)	—	(1,118)
Contingent consideration payments	—	(849)	(21,593)
Proceeds from employee stock programs	8,333	7,214	7,016
Cash used to net share settle employee equity awards	(10,243)	(5,885)	—
Share repurchases	(225,000)	—	(75,000)
Other financing activities	(249)	(73)	(44)
Net cash provided by (used in) financing activities	108,818	38,157	(100,364)
Effect of exchange rates on cash and cash equivalents	(685)	(3,185)	(3,936)
Net Change in Cash and Cash Equivalents	127,963	(105,666)	24,970
Cash and Cash Equivalents at Beginning of Year	178,800	284,466	259,496
Cash and Cash Equivalents at End of Year	$306,763	$178,800	$284,466

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,534	$20,901	$13,587
Income taxes paid	$49,293	$52,706	$17,967
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Haemonetics is a global medical technology company dedicated to improving the quality, effectiveness and efficiency of health care. Our innovative solutions addressing critical medical needs include a suite of hospital technologies designed to advance standards of care and help enhance outcomes for patients; end-to-end plasma collection technologies to optimize operations for plasma centers; and products to enable blood centers to collect in-demand blood components. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.

Haemonetics manages its business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for plasma, red cells and platelets. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines.

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

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events except as described in Note 7, Earnings per Share and Note 5, Restructuring.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

Haemonetics’ fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2025, 2024 and 2023 include 52 weeks with each quarter having 13 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, we assess our strategic investments to determine whether they meet the definition of a variable interest entity (“VIE”), and if so, whether the Company has controlling financial interest. Controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, as such no VIEs were consolidated during fiscal 2025, 2024 or 2023.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company is currently involved and may become involved in various legal proceedings and claims, including, without limitation, patent infringement, product liability, breach of contract and employee-related matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, the Company records the minimum loss contingency amount, which could be zero. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, the best estimate is changed to a lower amount.

Revenue Recognition

The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-19, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration the Company expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation. In software contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to each performance obligation based on our relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available. If the standalone selling price for a performance obligation is not directly observable, we estimate it maximizing the use of observable inputs. For maintenance and support, we determine the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software and Other Revenues

To a lesser extent, the Company enters into other types of contracts including certain software licensing arrangements to provide software solutions to support its plasma, blood collection and hospital customers. A portion of its software sales are perpetual licenses typically accompanied by implementation services related to software customization as well as other professional and technical services. The Company generally recognizes revenue from the sale of perpetual licenses and related customization services over time (the Company is creating or enhancing an asset that the customer controls) using an input method which requires it to make estimates of the extent of progress toward completion of the contract. When the Company provides other services, including in some instances hosting, technical support and maintenance, it recognizes these fees and charges over time (the customer simultaneously receives and consumes benefits), as performance obligations for these services are satisfied during the contract period. Certain of the Company’s software licensing arrangements are term-based licenses that include a per-collection or a usage-based fee related to the use of the license and the related technical support and hosting services. For these usage-based arrangements, the Company applies the revenue recognition exception resulting in revenue recognition occurring upon the later of actual usage or satisfaction of the related performance obligations. The payment terms for software licensing arrangements vary by customer pursuant to the terms set forth in the customer contract and result in an unbilled receivable or deferred revenue balance depending on whether the performance obligation has been satisfied (or partially satisfied).

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 29, 2025, cash and cash equivalents consisted primarily of investments in United States Government Agency and institutional money market funds.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. The Company determines its reporting units by first identifying its operating segments and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company aggregates components within an operating segment that have similar economic characteristics. The Company’s operating segments are as follows: Plasma, Blood Center and Hospital. The Company’s reporting units are as follows: Plasma, Blood Center, Interventional Technologies and Blood Management Technologies. When the Company completes business combinations, the Company assigns goodwill to the reporting units that it expects to benefit from the respective business combination at the time of acquisition.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarters of fiscal 2025 and 2023, the Company elected to perform quantitative assessments for its annual impairment test, whereas in fiscal 2024, the Company performed a qualitative assessment. In fiscal 2025, 2024 and 2023, the results of the goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values and there were no reporting units at risk of impairment as of the annual test dates.

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

The Company had in-process research and development (“IPR&D”) intangible assets with indefinite lives. IPR&D assets were not amortized prior to being placed in service in fiscal 2025. Prior to amortization, the Company reviewed these assets for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of the asset is less than its carrying value. The Company performed its annual impairment test on the first day of the fiscal fourth quarter for its IPR&D assets. The Company made assumptions about future cash flows, terminal value growth, costs for completion and appropriate discount rates. The Company elected qualitative assessments in fiscal 2025 and 2024, which all indicated that the estimated fair value of the in-process research and development intangible asset exceeded its carrying value and it was not at risk of impairment as of the annual test dates.

Cloud computing implementation costs

ASC Topic 350-40, Goodwill and Other, Internal-Use Software, specifies that certain costs incurred in the application development stage to implement cloud computing arrangements hosted by a third-party vendor are required to be capitalized. The Company includes these costs in other long-term assets. The costs are amortized using the straight-line method over the

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected contract term, including extension periods and is included in selling, general and administrative expense in the Consolidated Statements of Income.

Other long-term assets as of March 29, 2025 included approximately $44.0 million of capitalized implementation costs related to a new global enterprise resource planning system. There were $22.9 million of implementation costs capitalized as of March 30, 2024. Amortization expense was $2.3 million and $0.9 million in fiscal 2025 and 2024, respectively. There was no amortization expense for fiscal 2023.

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

The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2025, 2024 and 2023. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the market place, which could result in an impairment being recorded. Refer to Note 10 Goodwill & Intangible Assets for more information regarding capitalized software.

Other Current Liabilities

Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

(In thousands)	March 29, 2025	March 30, 2024
Contract liabilities	43,348	31,242
All other	104,785	104,846
Total	$148,133	$136,088

Other Long-Term Liabilities

Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months.

Research and Development Expenses

All research and development costs are expensed as incurred.

Advertising Costs

All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $7.7 million, $7.1 million and $7.2 million in fiscal 2025, 2024 and 2023, respectively.

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

The Company evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. The Company’s position is based upon several factors including management’s evaluation of Haemonetics and its subsidiaries’ financial requirements, the short-term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.

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

When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company’s consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency gains of $0.9 million in fiscal 2025, and foreign currency losses of $4.0 million and $1.0 million in fiscal 2024 and 2023, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Strategic Investments

The Company holds strategic investments, including preferred stock and a special share, in privately held entities. The special share allows the Company to acquire the related entity in accordance with an agreement between the parties. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. The investments are classified as other long-term assets on the Company’s

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets and the Company did not record any adjustments to the carrying value of strategic investments in fiscal 2025 or 2024.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2025, 2024 and 2023, the Company’s ten largest customers accounted for approximately 42%, 48% and 48% of net revenues, respectively. In fiscal 2025, no customer was greater than 10% of total net revenues. Four customers accounted for greater than 10% of the Plasma segment’s net revenues and two customers accounted for greater than 10% of the Blood Center segment’s net revenues, but did not exceed 10% of total net revenues, in fiscal 2025.

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

Recent Accounting Pronouncements

Standards Implemented

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280). The new guidance requires public entities to provide expanded disclosures over significant segment expenses and additional disclosures related to the chief operating decision maker. ASC Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new guidance effective for this report for the fiscal year ended March 29, 2025, and has retrospectively included any additional disclosures in the previous periods included in this report. Refer to Note 18 Segment and Enterprise-Wide Information for the new disclosures.

Standards to be Implemented

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

In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASC Update No. 2024-03 requires detailed cost and expense information disaggregated in the financial statement notes. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2024-03 is applicable to the Company beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Acquisitions

Attune Medical

On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for total consideration of $187.7 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. Refer to Note 13 Acquisitions, Divestitures and Strategic Investments for further information regarding the contingent consideration liability. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

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

Acquisition-Related Costs

The Company incurred $9.8 million of acquisition-related costs during fiscal 2025 in connection with the Attune Medical acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the Consolidated Statements of Income.

The Company’s consolidated financial statements include the results of Attune Medical from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition is not material to the Company’s overall financial results.

For information regarding the remeasurement of the contingent consideration liability refer to Note 13. Financial Instruments and Fair Value Measurements.

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

OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for transcatheter aortic valve replacement (“TAVR”) procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring Fractional Flow Reserve (“FFR”) and diastolic pressure ratio (“dPR”) to aid clinicians in the diagnosis and treatment of patients with

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.

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

Divestiture of the Whole Blood Product Line

On December 3, 2024, the Company announced that it had entered into a definitive agreement to sell its Whole Blood product line and related assets within its Blood Center reportable segment to GVS, S.p.A (“GVS”), a manufacturer of filter solutions for applications in the healthcare and life sciences sectors. The divested assets include the Company’s complete portfolio of proprietary whole blood collection, processing and filtration solutions, along with the Company’s manufacturing facility in Covina, California where certain of these products are produced, and related equipment and assets located at the Company’s manufacturing facility in Tijuana, Mexico.

On January 13, 2025, the Company completed the transaction with GVS in exchange for upfront cash consideration of $43.3 million, after customary post-closing adjustments, and up to $22.5 million in contingent consideration, based on sales growth over the next three years and the achievement of certain other milestones.

The assets that were derecognized in connection with the sale consisted of $26.4 million of inventory, $7.8 million of property, plant and equipment and $6.4 million of goodwill, which were previously classified as held for sale in Prepaid expenses and other current assets in the Consolidated Balance Sheets in the third quarter of fiscal 2025.

In connection with the sale, the Company recognized a gain from the sale of the business in Interest and other expense, net in the Consolidated Statements of Income for the year ended March 29, 2025. The gain was not material and included the cash receipts of $43.3 million less net assets transferred to GVS or otherwise derecognized and net of transaction costs of $0.1 million.

As part of the sale, the Company entered into a Transition Services Agreement (“TSA”) with GVS to ensure a smooth transition of business operations. Under the TSA, the Company will continue to provide certain regulatory, quality, logistical and operational support services to GVS for a maximum period of 36 months following the transaction closing to facilitate GVS's integration of the acquired business. Under the TSA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in selling, general and administrative in the Consolidated Statements of Income, which were immaterial for fiscal 2025.

In addition to the TSA, Haemonetics and GVS entered into a Contract Manufacturing Agreement (“CMA”), under which Haemonetics will continue to manufacture certain whole blood filtration products for GVS for a maximum term of 18 months. The CMA allows GVS to gradually transition manufacturing operations while ensuring supply continuity for customers. Under

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the CMA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in selling, general and administrative in the Consolidated Statements of Income, which were immaterial for fiscal 2025.

Strategic Investments

As part of the Company’s business development activities, it holds strategic investments in certain entities. During fiscal years 2025, 2024 and 2023, the Company made investments in Vivasure Medical LTD (“Vivasure”), totaling €9.5 million, €5.0 million and €30.0 million, respectively. The investments include both preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company has made certain other strategic investments totaling $7.0 million and $7.6 million during fiscal years 2025 and 2024. The Company’s strategic investments are classified as other long-term assets on the consolidated balance sheets and the Company did not record any adjustments to the carrying value of our strategic investments in fiscal 2025, fiscal 2024 or fiscal 2023.

4. REVENUE

As of March 29, 2025, the Company had $33.1 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 80% of this amount as revenue within the next twelve months and the remaining balance thereafter.

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

As of March 29, 2025 and March 30, 2024, the Company had contract liabilities of $43.3 million and $31.2 million, respectively. During fiscal 2025, we recognized $29.1 million of revenue that was included in the above March 30, 2024 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheet. As of March 29, 2025 and March 30, 2024, the Company’s contract assets were $11.6 million and $5.2 million, respectively.

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

Operational Excellence Program

In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The program is closed as of March 29, 2025. During fiscal 2025, 2024 and 2023, the Company incurred $7.7 million, $9.8 million and $11.5 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under this program are $84.7 million as of March 29, 2025.

Portfolio Rationalization Initiatives

In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. The initiative is closed as of March 29, 2025. During fiscal 2025, 2024 and 2023, the Company incurred $13.0 million, $14.0 million and no restructuring and restructuring related costs under this initiative, respectively. Total cumulative charges under this initiative are $27.0 million as of March 29, 2025.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market and Regional Alignment

In May 2025, the Board of Directors of the Company approved a new market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. We expect to incur aggregate restructuring and restructuring-related charges of approximately $20 million associated with this initiative, approximately half of which we expect will consist of severance and other employee costs and the remainder of which will consist of other exit costs, primarily related to third party arrangements. These charges, substantially all of which will result in cash outlays, will be incurred as the specific actions required to execute on the initiative are identified and approved and are expected to continue through the end of fiscal 2027. We expect savings from this initiative of approximately $30 million on an annualized basis once the initiative is completed. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

During the fourth quarter of fiscal 2025, the Company incurred $0.6 million of restructuring related costs related to the first action under this initiative, which were approved by our Board of Directors in January 2025. Total cumulative charges under this program are $0.6 million as of March 29, 2025.

The following table summarizes the activity for restructuring reserves related to the portfolio rationalization initiatives, 2020 Program and market and regional alignment initiative for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

(In thousands)	Portfolio Rationalization	2020 Program	Market and Regional Alignment	Prior Programs	Total
Balance at April 2, 2022	$—	$2,460	$—	$345	$2,805
Costs incurred, net of reversals	—	576	—	81	657
Payments	—	(1,226)	—	(86)	(1,312)
Balance at April 1, 2023	$—	$1,810	$—	$340	$2,150
Costs incurred, net of reversals	13,915	450	—	(276)	14,089
Payments	(2,606)	(1,775)	—	(64)	(4,445)
Balance at March 30, 2024	$11,309	$485	$—	$—	$11,794
Costs incurred, net of reversals	12,797	566	550	—	13,913
Payments	(12,755)	(761)	(550)	—	(14,066)
Non-cash adjustments	(8,616)	—	—	—	(8,616)
Balance at March 29, 2025	$2,735	$290	$—	$—	$3,025

The following presents the restructuring costs by line item during fiscal 2025, 2024 and 2023 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2025	2024	2023
Cost of goods sold	$11,328	$11,286	$(215)
Research and development	(61)	456	—
Selling, general and administrative expenses	2,646	2,347	872
Total	$13,913	$14,089	$657

As of March 29, 2025, the Company had a restructuring liability of $3.0 million, all of which is payable within the next twelve months.

In addition to the restructuring expenses included in the table above, the Company also incurred costs of $7.2 million, $9.5 million and $10.9 million in fiscal 2025, 2024 and 2023, respectively, that do not constitute restructuring costs under ASC 420,

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.

The following presents the restructuring related costs by line item during fiscal 2025, 2024 and 2023 within our accompanying consolidated statements of income and comprehensive income:

(In thousands)	2025	2024	2023
Cost of goods sold	$3,304	$5,734	$7,991
Research and development	1,649	1,750	1,050
Selling, general and administrative expenses	2,292	2,015	1,851
Total	$7,245	$9,499	$10,892

The tables below present restructuring and restructuring related costs by reportable segment:

Restructuring costs
(In thousands)	2025	2024	2023
Plasma	$258	$1,015	$(48)
Blood Center	4,742	5,606	—
Hospital	1,664	3,863	165
Corporate	7,249	3,605	540
Total	$13,913	$14,089	$657

Restructuring related costs
(In thousands)	2025	2024	2023
Plasma	$281	$1,050	$1,385
Blood Center	154	286	75
Hospital	143	408	546
Corporate	6,667	7,755	8,886
Total	$7,245	$9,499	$10,892

Total restructuring and restructuring related costs	$21,158	$23,588	$11,549

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INCOME TAXES

Domestic and foreign income before provision for income tax is as follows:

(In thousands)	2025	2024	2023
Domestic	$161,800	$112,563	$85,657
Foreign	50,271	39,302	55,746
Total	$212,071	$151,865	$141,403

The income tax provision (benefit) from continuing operations contains the following components:

(In thousands)	2025	2024	2023
Current
Federal	$29,818	$29,113	$6,461
State	8,112	6,539	4,824
Foreign	12,085	9,532	8,940
Total current	$50,015	$45,184	$20,225
Deferred
Federal	(6,555)	(6,165)	14,298
State	1,774	2,132	(7,678)
Foreign	(842)	(6,844)	(843)
Total deferred	$(5,623)	$(10,877)	$5,777
Total	$44,392	$34,307	$26,002

The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate. The Company’s effective tax rate is adversely impacted by non-deductible expenses including executive compensation and transaction costs, and is favorably impacted by changes in contingent consideration revaluation, the expiration of the statute of limitations with respect to certain uncertain tax position reserves, jurisdictional mix of earnings, impact of foreign tax law changes and research credits generated.

The Company’s subsidiary in Malaysia has been granted a full income tax exemption on manufacturing income that could be in effect for up to ten years, provided certain conditions are satisfied. The income tax exemption was in effect beginning June 1, 2016.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

(In thousands)	March 29, 2025	March 30, 2024
Deferred tax assets:
Depreciation	$97	$1,817
Amortization of intangibles	4,796	3,715
Inventory	2,846	5,502
Accruals, reserves and other deferred tax assets	14,801	18,777
Net operating loss carry-forward	8,842	16,221
Stock based compensation	4,897	3,965
Operating lease liabilities	14,906	16,132
Tax credit carry-forward, net	6,713	7,766
Capitalized research expenses	39,219	31,370
Gross deferred tax assets	97,117	105,265
Less valuation allowance	(11,930)	(10,239)
Total deferred tax assets (after valuation allowance)	85,187	95,026
Deferred tax liabilities:
Depreciation	(35,006)	(35,279)
Amortization of goodwill and intangibles	(87,905)	(96,597)
Unremitted earnings	(1,497)	(1,334)
Operating lease assets	(12,033)	(13,341)
Other deferred tax liabilities	(3,518)	(3,380)
Total deferred tax liabilities	(139,959)	(149,931)
Net deferred tax liabilities	$(54,772)	$(54,905)

The valuation allowance increase of $1.7 million during fiscal 2025 is primarily due to an increase in the valuation allowance against foreign deferred tax assets and other income tax attributes generated during the fiscal year that are expected to expire unutilized. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 29, 2025 includes deferred tax liabilities related to amortizable tax basis in goodwill and other indefinite lived assets, which can only be used as a source of income to benefit other indefinite lived deferred tax assets.

As of March 29, 2025, the Company maintains a valuation allowance against certain U.S. foreign tax credit carryforwards and U.S. state net operating loss and tax credit carryforwards that are not more-likely-than-not realizable, as well as a valuation allowance against the deferred tax assets of certain foreign subsidiaries.

In connection with certain acquisitions, the Company has acquired net operating loss and tax credit carryforwards, which may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted Section 382 studies covering the periods of inception through the respective acquisition dates. The studies concluded that ownership changes occurred during those periods which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The remaining carryforwards disclosed in the deferred tax table above represent the amount of attributes that can be utilized based on the results of the studies. The Company does not believe it has had any additional ownership change that would result in additional limitation. Subsequent ownership changes may further affect the limitation in future years.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2025, the Company has U.S. federal net operating loss carryforwards of $6.7 million, all of which will begin to expire in fiscal 2026. The Company has U.S. state net operating losses of $56.8 million of which $56.0 million will expire at various times between fiscal 2027 and fiscal 2044 and $0.8 million can be carried forward indefinitely. The Company has federal and state tax credits of $0.5 million and $6.2 million, respectively, which will begin to expire in fiscal 2030 and fiscal 2026, respectively.

As of March 29, 2025, the Company has Canadian federal and provincial net operating loss carryforwards of $9.4 million and $7.7 million, respectively, which will expire from fiscal 2036 through fiscal 2045. The Company has other foreign net operating losses of approximately $4.0 million that are available to reduce future income which can be carried forward indefinitely. The Company has foreign research tax credits of $1.3 million which will begin to expire in fiscal 2027.

As of March 29, 2025, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The Company has not provided U.S. deferred income taxes or foreign withholding taxes on unremitted earnings of foreign subsidiaries of approximately $90.8 million as such amounts are considered to be indefinitely reinvested in the business. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

The income tax provision differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

(In thousands)	2025		2024		2023
Tax at federal statutory rate	$44,535	21.0%	$31,892	21.0%	$29,695	21.0%
Impact of foreign operations	(732)	(0.3)%	(3,631)	(2.4)%	(2,408)	(1.7)%
State income taxes net of federal benefit	7,505	3.5%	7,037	4.6%	2,939	2.1%
Change in uncertain tax positions	(1,227)	(0.6)%	(107)	(0.1)%	81	0.1%
Global intangible low taxed income	(1,380)	(0.7)%	(555)	(0.4)%	(828)	(0.6)%
Unremitted earnings	163	0.1%	171	0.1%	(91)	(0.1)%
Deferred statutory rate changes	543	0.3%	(159)	(0.1)%	82	0.1%
Non-deductible executive compensation	5,130	2.4%	3,256	2.1%	1,439	1.0%
Non-deductible expenses	2,845	1.3%	2,355	1.6%	827	0.6%
Stock compensation shortfalls (benefits)	(4,469)	(2.1)%	(1,841)	(1.2)%	1,883	1.3%
Research credits	(2,411)	(1.1)%	(1,378)	(0.9)%	(2,073)	(1.5)%
Contingent consideration	(4,774)	(2.3)%	—	—%	—	—%
Impact of foreign tax law changes	(2,707)	(1.3)%	(2,739)	(1.8)%	—	—%
Valuation allowance	1,744	0.9%	(393)	(0.2)%	(5,135)	(3.6)%
Other, net	(373)	(0.2)%	399	0.3%	(409)	(0.3)%
Income tax provision	$44,392	20.9%	$34,307	22.6%	$26,002	18.4%

The Company recorded an income tax expense of $44.4 million, representing an effective tax rate of 20.9%. The effective tax rate is unfavorably impacted by state taxes, non-deductible executive compensation and disallowed stock compensation and transaction expenses, offset by the favorable impact of changes in contingent consideration revaluation, the expiration of the statute of limitations with respect to certain uncertain tax position reserves, jurisdictional mix of earnings, impact of foreign tax law changes and research credits generated.

The 15% global minimum tax under the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion Rule is currently effective in certain jurisdictions in which we operate. The OECD continues to issue guidance on the Pillar Two framework and various countries continue to enact legislation with respect to their application of the framework. We have considered the Pillar Two rules in effect in the countries in which we operate and have reflected the effect of the rules in the impact of foreign operations.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 29, 2025, the Company had $2.8 million of unrecognized tax benefits, of which $1.8 million would impact the effective tax rate, if recognized. As of March 30, 2024, the Company had $3.7 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized. As of April 1, 2023, the Company had $3.9 million of unrecognized tax benefits, of which $3.2 million would impact the effective tax rate, if recognized.

The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023:

(In thousands)	March 29, 2025	March 30, 2024	April 1, 2023
Beginning Balance	$3,743	$3,941	$3,939
Additions for tax positions of the current year	315	234	292
Additions for tax positions of a prior year	1,242	—	—
Additions for tax positions related to acquired businesses	91	—	—
Reductions of tax positions	(64)	(198)	(290)
Expiration of statute of limitations	(2,505)	(234)	—
Ending Balance	$2,822	$3,743	$3,941

As of March 29, 2025, the Company anticipates that the liability for unrecognized tax benefits for uncertain tax positions could change by an insignificant amount in the next twelve months.

The Company’s historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.1 million and $0.3 million of gross interest and penalties were accrued at March 29, 2025 and March 30, 2024, respectively, and are not included in the amounts above. Additionally, a benefit of $0.3 million, an expense of $0.1 million, and an expense of $0.1 million of accrued interest and penalties were included in the income tax provision for each of the years ended March 29, 2025, March 30, 2024 and April 1, 2023, respectively.

The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2022 and foreign income tax examinations for years before fiscal 2020. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. EARNINGS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

(In thousands, except per share amounts)	2025	2024	2023
Basic EPS
Net income	$167,679	$117,558	$115,401
Weighted average shares	50,330	50,706	50,783
Basic income per share	$3.33	$2.32	$2.27
Diluted EPS
Net income	$167,679	$117,558	$115,401
Basic weighted average shares	50,330	50,706	50,783
Net effect of common stock equivalents	400	691	637
Diluted weighted average shares	50,730	51,397	51,420
Diluted income per share	$3.31	$2.29	$2.24

Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the applicable initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion values of both the convertible senior notes. For fiscal 2025, 2024 and 2023, weighted average shares outstanding, assuming dilution, excludes the impact of 0.8 million, 0.6 million and 0.6 million anti-dilutive shares, respectively.

Share Repurchase Program

In August 2022, the Company announced that its Board of Directors had approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock (the “Share Repurchase Authorization”), based on market conditions, through August 2025. Under the Share Repurchase Authorization, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The Share Repurchase Authorization may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

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

In February 2025, the Company entered into an ASR with Goldman Sachs & Co. (“Goldman Sachs”) to repurchase $150.0 million of the Company’s common stock. Pursuant to the ASR, in February 2025, the Company paid Citibank $150.0 million and received an additional delivery of 2.0 million shares of the Company’s common stock based on a closing market price on the New York Stock Exchange on February 7, 2025 of $59.34, which represented 80% of the total contract. The ASR was completed in April 2025, subsequent to the end of the fourth quarter of fiscal 2025, and 0.4 million additional shares were delivered upon settlement. As of March 29, 2025, we have fully funded the $300.0 million Share Repurchase Authorization.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Authorization

In April 2025 the Company’s Board of Directors approved a new share repurchase authorization of up to $500 million of Haemonetics common stock over the next three years. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. In addition to this share repurchase activity, the Company’s capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate its long-term growth plans. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.

8. INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

(In thousands)	March 29, 2025	March 30, 2024
Raw materials	$128,574	$134,150
Work-in-process	14,956	15,488
Finished goods	221,611	167,564
Total inventories	$365,141	$317,202

In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The inventory related to the divestiture had a value of $26.4 million and has been removed from the Consolidated Balance Sheets.

In fiscal 2024, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. The Company has recorded charges of $4.4 million related to inventory.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In thousands)	March 29, 2025	March 30, 2024
Land	$1,985	$4,130
Building and building improvements	105,079	124,338
Plant equipment and machinery	181,825	204,622
Office equipment and information technology	130,924	129,979
Haemonetics equipment	395,152	456,414
Construction in progress	22,229	39,694
Total	837,194	959,177
Less: accumulated depreciation	(553,142)	(647,815)
Property, plant and equipment, net	$284,052	$311,362

Depreciation expense was $60.0 million, $55.8 million and $51.2 million in fiscal 2025, 2024 and 2023, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The property, plant and equipment related to the divestiture had a gross value of $40.8 million and a net carrying value of $7.8 million and has been removed from the Consolidated Balance Sheets.

In the first quarter of fiscal 2025, the Company received $19.9 million of cash upon the sale of a manufacturing facility and related assets that previously met held for sale criteria, which resulted in a gain of $14.1 million that was recorded in selling, general and administrative expenses on the Consolidated Statements of Income.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by operating segment for fiscal 2025 and 2024 are as follows:

(In thousands)	Plasma	Blood Center	Hospital	Total
Carrying amount as of April 1, 2023	$29,043	$33,855	$403,333	$466,231
Acquisitions	—	—	87,079	87,079
Purchase accounting adjustments	—	—	12,283	12,283
Currency translation	—	(371)	(140)	(511)
Carrying amount as of March 30, 2024	29,043	33,484	502,555	565,082
Divestitures	—	(6,381)	—	(6,381)
Acquisitions	—	—	69,542	69,542
Purchase accounting adjustments	—	—	(19,248)	(19,248)
Currency translation	—	(136)	(4,590)	(4,726)
Carrying amount as of March 29, 2025	$29,043	$26,967	$548,259	$604,269

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

In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The goodwill related to the divestiture of $6.4 million has been removed from the Consolidated Balance Sheets. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the divestiture of its Whole Blood product line.

The results of the Company’s goodwill impairment test performed in the fourth quarter of fiscal 2025, 2024 and 2023 indicated that the estimated fair value of all reporting units exceeded their respective carrying values. There were no reporting units at risk of impairment as of the fiscal 2025, 2024 and 2023 annual test dates.

The gross carrying amount of intangible assets and the related accumulated amortization as of March 29, 2025 and March 30, 2024 is as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 29, 2025
Amortizable:
Developed technology	$506,143	$156,123	$350,020
Customer contracts and related relationships	135,561	70,842	64,719
Capitalized software	85,528	76,185	9,343
Patents and other	19,678	6,796	12,882
Trade names	15,955	6,367	9,588
Total	$762,865	$316,313	$446,552
Non-amortizable:
In-process software development	9,190
Total	$9,190

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 30, 2024
Amortizable:
Developed technology	$464,291	$178,413	$285,878
Customer contracts and related relationships	255,144	190,033	65,111
Capitalized software	84,837	69,491	15,346
Patents and other	24,504	11,820	12,684
Trade names	14,320	5,456	8,864
Total	$843,096	$455,213	$387,883
Non-amortizable:
In-process research and development	$13,667
In-process software development	4,567
Total	$18,234

During fiscal 2025, the Company acquired Attune Medical and recorded $96.1 million of developed technology, $7.8 million of customer contracts and related relationships and $1.9 million of trade name intangibles based on the purchase accounting valuation. Refer to Note 3 Acquisitions, Divestitures and Strategic Investments, for additional information regarding the acquisition.

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

In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The related intangible assets are fully amortized and have a net book value of zero. The gross intangible assets value was $185.6 million. Refer to Note 3 Acquisitions, Divestitures and Strategic Investments, for additional information regarding the divestiture.

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

Aggregate amortization expense for amortized intangible assets for fiscal 2025, 2024 and 2023 was $55.6 million, $41.4 million and $42.1 million, respectively.
Amortization expense on intangible assets for the next five years is estimated to be as follows:

(In thousands)
Fiscal 2026	$51,563
Fiscal 2027	$47,344
Fiscal 2028	$45,568
Fiscal 2029	$44,320
Fiscal 2030	$43,410

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized until the product is available for general release to customers. The costs capitalized for each project are included in intangible assets in the consolidated financial statements.

The Company capitalized $7.7 million and $6.6 million in software development costs for ongoing initiatives during fiscal 2025 and 2024, respectively. At March 29, 2025 and March 30, 2024, the Company had a total of $94.7 million and $89.4 million of software costs capitalized, of which $9.2 million and $4.6 million are related to in process software development initiatives, respectively, and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $6.7 million, $8.6 million and $8.5 million for fiscal 2025, 2024 and 2023, respectively.

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

The following table presents supplemental balance sheet information related to the Company’s operating leases:

(In thousands)	March 29, 2025	March 30, 2024
Assets
Operating lease right-of-use assets in Other long-term assets	$47,492	$55,268
Liabilities
Operating lease liabilities in Other current liabilities	$8,107	$8,133
Operating lease liabilities in Other long-term liabilities	$50,454	$57,958

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	March 29, 2025	March 30, 2024
Weighted average remaining lease term	7.5 years	8.2 years
Weighted average discount rate	4.99%	5.31%

The Company’s operating lease costs were $12.1 million, $10.6 million and $11.0 million during fiscal 2025, 2024 and 2023, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information related to our operating leases:

(In thousands)	March 29, 2025	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$11,201	$10,636	$11,450
Right of use assets obtained in exchange for new operating lease liabilities	$399	$2,450	$211

The following table presents the maturities of our operating lease liabilities as of March 29, 2025:

Fiscal Year (In thousands)	Operating Leases
2026	$10,835
2027	11,376
2028	9,493
2029	7,604
2030	7,452
Thereafter	24,776
Total future minimum operating lease payments	71,534
Less: imputed interest	(12,973)
Present value of operating lease liabilities	$58,561

Lessor Activity

Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consists of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents approximately two percent of the Company’s total net sales.

12. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

(In thousands)	March 29, 2025	March 30, 2024
Convertible notes	$983,951	$494,813
Term loan, net of financing fees	240,028	261,971
Revolving credit facility	—	50,000
Other borrowings	809	1,009
Less current portion	(303,558)	(10,229)
Long-term debt	$921,230	$797,564

Convertible Senior Notes

2026 Notes

On March 5, 2021, the Company issued $500.0 million aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of fiscal 2025, the Company repurchased $200.0 million of the aggregate principal amount for $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million, which was recorded in Interest and other income (expense), net on the Consolidated Statements of Income.

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

During fiscal 2025, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of March 29, 2025 and were classified as short-term debt on the Company’s consolidated balance sheets.

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

As of March 29, 2025, the $300.0 million principal balance was netted down by $1.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.5 million. Interest expense related to the 2026 Notes was $1.4 million for

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2025 which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.

2029 Notes

On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s 2026 Notes, to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.

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

During fiscal 2025, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of March 29, 2025 and were classified as long-term debt on the Company’s consolidated balance sheets.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 29, 2025, the $700.0 million principal balance was netted down by $14.6 million of remaining debt issuance costs, resulting in a net convertible note payable of $685.4 million. Interest expense related to the 2029 Notes was $17.3 million for the fiscal year ended March 29, 2025, which includes nominal interest expense and the amortization of the debt issuance costs.

Capped Calls

In connection with the issuance of the 2026 Notes and the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The 2026 Notes Capped Calls each have an initial strike price of approximately $175.34 per share, and the 2029 Notes Capped Calls each have an initial strike price of approximately $117.12 per share, both are subject to certain adjustments, which correspond to the initial conversion price of the convertible notes. The 2026 Notes Capped Calls have initial cap prices of $250.48 per share, and the 2029 Notes Capped Calls have initial cap prices of $180.18 per share, both subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and 2029 Notes, with such offset subject to a cap based on the cap price. The 2026 Notes Capped Calls cover approximately 2.85 million shares of the Company’s common stock, and the 2029 Notes Capped Calls cover approximately 5.98 million shares of the Company’s common stock, both subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2026 Notes and 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the 2029 Notes Capped Calls was recorded as a reduction to additional paid-in capital and will not be remeasured for the year ended March 29, 2025.

Credit Facilities

On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extended their maturity dates through June 2025. The amended and restated credit agreement provided for a $750.0 million senior unsecured term loan and a $420.0 million senior unsecured revolving credit facility (together the “2022 Revised Credit Facilities”) with applicable interest rates during the period established using an annual rate equal to the Adjusted Term SOFR Rate plus ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio, as specified in the agreement.

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

Under the 2024 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 4.0:1.0 or, upon two occasions during the term of the facility, 4.5:1.0 for the four consecutive fiscal quarters ended immediately following acquisitions meeting certain criteria specified in the agreement.

The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. For fiscal 2025, the Company recognized $20.8 million of interest expense and amortization of debt issuance costs related to its credit facilities.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 29, 2025, $245.3 million was outstanding under the term loan with an effective interest rate of 5.7%, which was netted down by the $5.3 million of remaining debt discount, resulting in a net note payable of $240.0 million. There were no outstanding borrowings under the revolving credit facility at March 29, 2025. The Company also had $18.9 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of March 29, 2025.

Under the 2024 Revised Credit Facilities, the Company is required to maintain certain leverage and interest coverage ratios specified in the second amended and restated credit agreement as well as other customary non-financial affirmative and negative covenants. The Company is required to satisfy these covenants, on a pro forma basis, in connection with any new borrowings (including any letter of credit issuances) on the revolving credit facility as of the time of such borrowings. The Consolidated Interest Coverage Ratio is calculated as the consolidated EBITDA divided by consolidated interest expense while the Consolidated Net Leverage ratio is calculated as consolidated total debt minus liquidity, divided by consolidated EBITDA. Consolidated EBITDA includes EBITDA adjusted by non-recurring and unusual transactions specifically as defined in the 2024 Revised Credit Facilities.

The 2024 Revised Credit Facilities also contain usual and customary non-financial affirmative and negative covenants that include certain restrictions with respect to subsequent indebtedness, liens, loans and investments (including acquisitions), financial reporting obligations, mergers, consolidations, dispositions, dissolutions or liquidation, asset sales, affiliate transactions, change of its business, capital expenditures, share repurchase and other restricted payments. These covenants are subject to exceptions and qualifications set forth in the second amended and restated credit agreement.

Any failure to comply with the financial and operating covenants of the 2024 Revised Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the 2024 Revised Credit Facilities include customary events of default, in certain cases subject to customary cure periods. The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of March 29, 2025.

Commitment Fee

Pursuant to the 2024 Revised Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the revolving credit facility. The commitment fee is subject to a pricing grid based on the Company’s consolidated leverage ratio. The commitment fee ranges from 0.125% to 0.250%. The current commitment fee on the undrawn portion of the revolving credit facility is 0.200%.

Interest

Interest expense was $35.9 million, $19.5 million and $13.0 million for fiscal 2025, 2024 and 2023, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both March 29, 2025 and March 30, 2024, the Company had an insignificant amount of accrued interest associated with the outstanding debt.

The future aggregate amount of debt maturities are as follows:

Fiscal year (In thousands)
2026	$306,349
2027	6,308
2028	10,999
2029	17,253
2030	904,757
Thereafter	454
Total debt maturities	$1,246,120

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company manufactures, markets and sells its products globally. For the fiscal years ended March 29, 2025, March 30, 2024 and April 1, 2023 the percent of the Company’s sales generated outside the U.S. in local currencies were 25.7%, 25.9% and 27.9%, respectively. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Swiss Franc, Mexican Peso, Chinese Yuan, and Canadian Dollar. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.

Designated Foreign Currency Hedge Contracts

All of the Company’s designated foreign currency hedge contracts as of March 29, 2025 and March 30, 2024 were cash flow hedges under ASC 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $23.6 million as of March 29, 2025 and $74.0 million as of March 30, 2024. As of March 29, 2025, a loss of $1.5 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of March 29, 2025 mature within twelve months.

Non-Designated Foreign Currency Contracts

The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $89.6 million as of March 29, 2025 and $39.9 million as of March 30, 2024.

Interest Rate Swaps

Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.

To mitigate the interest rate risk on the Company’s senior unsecured term loan, in September 2022, the Company entered into four interest rate swaps, two of which expired in June 2023 and the remaining two were amended and extended in September 2024. The amendment and extension of the two interest rate swaps did not have a material impact on the consolidated financial statements.

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company held the following interest rate swaps as of March 29, 2025:

Hedged Item	Original Notional Amount	Notional Amount as of March 29, 2025	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)
(In thousands)
1-month USD Term SOFR	$109,900	$102,944	9/27/2024	9/30/2024	4/30/2029	3.32%	$1,076
1-month USD Term SOFR	109,900	101,553	9/27/2024	9/30/2024	4/30/2029	3.30%	1,250
Total	$219,800	$204,497					$2,326

For fiscal 2025, the Company recorded a gain of $0.6 million, net of tax, in accumulated other comprehensive income to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.

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

The following is a roll forward of the allowance for credit losses:

	Twelve Months Ended
(In thousands)	March 29, 2025	March 30, 2024	April 1, 2023
Beginning balance	$5,695	$4,932	$2,475
Credit loss	725	840	2,623
Recoveries	(120)	(77)	(166)
Ending balance	$6,300	$5,695	$4,932

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Derivative Instruments

The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its consolidated statements of income and comprehensive income for the fiscal year ended March 29, 2025.

Derivative Instruments	Amount of (Loss) Gain Recognized in Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Location in Consolidated Statements of Income and Comprehensive Income	Amount of Gain Excluded from Effectiveness Testing	Location in Consolidated Statements of Income and Comprehensive Income
(In thousands)
Designated foreign currency hedge contracts, net of tax	$(1,508)	$11	Net revenues, COGS and SG&A	$1,743	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(1,534)	Interest and other expense, net
Designated interest rate swaps, net of tax	$573	$(67)	Interest and other expense, net	$—

The Company did not have fair value hedges or net investment hedges outstanding as of March 29, 2025 or March 30, 2024. As of March 29, 2025, no material deferred taxes were recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 29, 2025, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

The following tables present the fair value of the Company’s derivative instruments as they appear in its consolidated balance sheets as of March 29, 2025 and March 30, 2024:

(In thousands)	Location in Consolidated Balance Sheet	As of March 29, 2025	As of March 30, 2024
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$193	$1,353
Non-designated foreign currency hedge contracts	Other current assets	85	154
Designated interest rate swaps	Other current assets	1,305	1,673
Designated interest rate swaps	Other long-term assets	1,020	62
		$2,603	$3,242
Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$471	$395
Non-designated foreign currency hedge contracts	Other current liabilities	25	536
		$496	$931

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 29, 2025 and March 30, 2024.

	As of March 29, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$158,916	$—	$—	$158,916
Designated foreign currency hedge contracts	—	193	—	193
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	2,325	—	2,325
	$158,916	$2,603	$—	$161,519
Liabilities
Designated foreign currency hedge contracts	$—	$471	$—	$471
Non-designated foreign currency hedge contracts	—	25	—	25
Contingent consideration	—	—	2,278	2,278
	$—	$496	$2,278	$2,774

	As of March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$43,073	$—	$—	$43,073
Designated foreign currency hedge contracts	—	1,353	—	1,353
Non-designated foreign currency hedge contracts	—	154	—	154
Designated interest rate swaps	—	1,735	—	1,735
	$43,073	$3,242	$—	$46,315
Liabilities
Designated foreign currency hedge contracts	$—	$395	$—	$395
Non-designated foreign currency hedge contracts	—	536	—	536
	$—	$931	$—	$931

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
(In thousands)	March 29, 2025	Technique	Input	Range
Revenue-based payments	$1,214	Monte Carlo Simulation Model	Discount rate	6.3%
			Projected fiscal year of payments	2026 - 2028
Regulatory-based payment	$—	Monte Carlo Simulation Model	Discount rate	N/A
			Probability of payment	0%
			Projected fiscal year of payment	N/A
Event-based payment	$1,064	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2026 - 2028

The fair value of contingent consideration associated with acquisitions was $2.3 million at March 29, 2025 and the total was included in Other long-term liabilities.

A reconciliation of the change in the fair value of contingent consideration is included in the following table:

(In thousands)
Balance at March 30, 2024	$—
Acquisition date fair value of contingent consideration	25,000
Purchase accounting adjustments	300
Change in fair value	(23,022)
Balance at March 29, 2025	$2,278

Other Fair Value Disclosures

The fair values of the 2026 Notes and 2029 Notes as of March 29, 2025 were $286.3 million and $668.4 million, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.

The senior unsecured term loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.

14. RETIREMENT PLANS

Defined Contribution Plans

The Company has a Savings Plus Plan (the “401k Plan”) that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company’s matching contributions amounted to approximately $8.2 million, $8.1 million and $6.9 million in fiscal 2025, 2024 and 2023, respectively. Upon the Company’s Board of Directors’ approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2025, 2024, or 2023.

Some of the Company’s subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $1.0 million, $0.7 million and $0.6 million in fiscal 2025, 2024 and 2023, respectively.

Defined Benefit Plans

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

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

(In thousands)	2025	2024	2023
Service cost	$1,630	$1,316	$1,453
Interest cost on benefit obligation	630	684	409
Expected return on plan assets	(314)	(264)	(180)
Actuarial loss (gain)	17	(180)	19
Amortization of unrecognized prior service cost	(219)	(215)	(180)
Plan settlements	(104)	—	(330)
Totals	$1,640	$1,341	$1,191

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity under those defined benefit plans are as follows:

(In thousands)	March 29, 2025	March 30, 2024
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(32,323)	$(25,465)
Service cost	(1,630)	(1,316)
Interest cost	(630)	(684)
Benefits paid	851	2,253
Actuarial loss	(336)	(2,392)
Employee and plan participants contribution	(3,568)	(3,423)
Plan settlements	6,419	34
Foreign currency changes	261	(1,330)
Benefit obligation, end of year	$(30,956)	$(32,323)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$21,851	$18,463
Company contributions	1,627	1,584
Benefits paid	(663)	(1,788)
Gain on plan assets	482	238
Employee and plan participants contribution	3,600	3,368
Plan settlements	(6,451)	—
Foreign currency changes	392	(14)
Fair value of plan assets, end of year	$20,838	$21,851
Funded Status*	$(10,118)	$(10,472)
Unrecognized net actuarial gain	(1,056)	(1,288)
Unrecognized prior service cost	(705)	(969)
Net amount recognized	$(11,879)	$(12,729)
* Substantially all of the unfunded status is non-current

One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $7.0 million at March 29, 2025 and March 30, 2024. The total liability for this plan, which is included in the table above, was $7.4 million and $7.8 million as of March 29, 2025 and March 30, 2024, respectively.

The accumulated benefit obligation for all plans was $29.1 million and $30.1 million for fiscal 2025 and 2024, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 29, 2025 and March 30, 2024.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company’s accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows (in thousands):

Balance as of April 2, 2022	$1,619
Actuarial gain	2,695
Prior service cost	$46
Plan settlements	(285)
Balance as of April 1, 2023	$4,075
Actuarial gain	(2,157)
Prior service cost	(170)
Balance as of March 30, 2024	$1,748
Actuarial loss	(268)
Prior service credit	(242)
Plan settlements	(89)
Balance as of March 29, 2025	$1,149

The Company expects to amortize $0.3 million from accumulated other comprehensive loss to net periodic benefit cost during fiscal 2026.

The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	2025	2024	2023
Discount rate	1.87%	2.05%	2.43%
Rate of increased salary levels	2.71%	1.86%	1.94%
Expected long-term rate of return on assets	0.88%	0.94%	0.87%

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

ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company’s defined benefit pension plan at fair value as of March 29, 2025. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 13, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.

Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation at March 29, 2025. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

Estimated future benefit payments are as follows:

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)
Fiscal 2026	$1,553
Fiscal 2027	$1,551
Fiscal 2028	$1,599
Fiscal 2029	$1,756
Fiscal 2030	$2,274
Fiscal 2031-2035	$11,174

The Company’s contributions for fiscal 2026 are expected to be consistent with the current year.

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

In the fourth quarter of fiscal 2021, a putative class action complaint was filed against the Company in the Circuit Court of Cook County, Illinois by Mary Crumpton, on behalf of herself and similarly situated individuals. The Company removed the case to the United States District Court for the Northern District Illinois. See Mary Crumpton v. Haemonetics Corporation, Case No. 1:21-cv-1402. In her complaint, the plaintiff asserted that between June 2017 and August 2018 she donated plasma at a center operated by one of the Company’s customers, that the center required her to scan her fingerprint on a finger scanner that stored her fingerprint to identify her prior to plasma donation, and that the Company’s eQue donor management software sent her biometric information to a Company-owned server to be collected and stored in a manner that violated her rights under the Illinois Biometric Information Privacy Act (“BIPA”). The plaintiff sought statutory damages, attorneys’ fees and injunctive and equitable relief. During the second quarter of fiscal 2024, the Company entered into a Memorandum of Understanding providing terms that would resolve the litigation and recorded an additional loss contingency related to this matter. In the third quarter of fiscal 2024, the parties requested preliminary court approval of a final settlement agreement, which was granted in February 2024, and the Company recorded an immaterial additional loss contingency related to settlement administration, resulting in an accrual of $8.7 million within other current liabilities in its consolidated balance sheets. In March 2024, administration of the settlement through the third-party administrator commenced and, in April 2025, the administrator notified the parties that distribution of the final settlement funds was underway and that administration would formally close 90 days thereafter. In the first quarter of fiscal 2025, the Company issued payment of the $8.7 million settlement amount following the court’s final approval of the settlement agreement and dismissal of the matter with prejudice.

During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of OpSens, and Haemonetics (1:24-cv-00206-CFC). The complaint alleges, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor technology, infringe a single patent held by the Plaintiffs and seeks both injunctive relief and damages. A claim construction hearing in the matter is scheduled to take place in the first quarter of fiscal 2026. The Company believes it has valid and meritorious defenses to the complaint and plans to vigorously defend against the complaint. The Company recorded loss contingencies related to this matter in the first quarter and fourth quarter of fiscal 2025, which did not have a material impact on its Condensed Consolidated Financial Statements.

During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado. The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in our NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. While we will incur costs in the course of pursuing this claim, and the outcome of litigation is inherently uncertain, we believe this is a necessary and appropriate action to safeguard our innovations, protect our intellectual property, and further the growth and development of our business.

Product Recall

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2023, the Company issued a voluntary recall of certain products within the Whole Blood portion of our Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. As of March 29, 2025, the Company has recorded cumulative charges of $6.8 million related to inventory, returns and customer claims associated with this recall. Substantially all outstanding claims have been paid as of March 29, 2025.

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

Under the 2019 Equity Plan, as amended and restated, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant under the 2019 Equity Plan, as amended and restated and giving effect to the applicable adjustment provisions, were 4,496,411 as of March 29, 2025.

Share-Based Compensation

Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

(In thousands)	2025	2024	2023
Selling, general and administrative expenses	$25,971	$23,662	$21,903
Research and development	1,847	3,106	2,364
Cost of goods sold	1,818	1,564	1,316
	$29,636	$28,332	$25,583

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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity for the fiscal year ended March 29, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value ($000’s)
Outstanding at March 30, 2024	1,067,004	$74.86	3.68	$16,820
Granted	159,318	95.73
Exercised	(158,135)	47.61
Forfeited/Canceled	(74,600)	85.78
Outstanding at March 29, 2025	993,587	$81.75	3.50	$2,249

Exercisable at March 29, 2025	568,514	$83.49	2.38	$1,283

Vested or expected to vest at March 29, 2025	914,406	$81.47	3.40	$2,144

The total intrinsic value of options exercised was $6.4 million, $12.4 million and $1.9 million during fiscal 2025, 2024 and 2023, respectively.

As of March 29, 2025, there was $10.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.3 years.

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

The assumptions utilized for option grants during the periods presented are as follows:

	2025	2024	2023
Volatility	43.9%	45.3%	45.0%
Expected life (years)	5.2	5.1	5.0
Risk-free interest rate	4.4%	3.5%	2.9%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per Option	$43.56	$39.46	$24.86

Restricted Stock Units

Restricted Stock Units (“RSUs”) generally vest in equal installments over a three or four period for employees and one year from grant for non-employee directors. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of RSU activity for the fiscal year ended March 29, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2024	338,008	$72.52
Granted	141,568	95.09
Vested	(143,680)	75.04
Forfeited	(32,893)	78.45
Unvested at March 29, 2025	303,003	$81.27

The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	2025	2024	2023
Grant-date fair value per RSU	$95.09	$89.21	$59.36
Fair value of RSUs vested	$75.04	$67.14	$70.24

As of March 29, 2025, there was $14.7 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 1.6 years.

Performance Share Units

The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on relative total shareholder return which equals total shareholder return for the Company as compared with total shareholder return of the PSU comparison group, measured over a three year performance period. The PSUs comparison group consists of the Standard and Poor's (“S&P”) MidCap 400 Index. Depending on the Company’s relative performance during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout will be capped at 100% of the target award, regardless of the Company’s performance relative to the its comparison group. As a result, the Company may issue up to 671,686 shares related to outstanding performance-based awards.

A summary of PSU activity for the fiscal year ended March 29, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 30, 2024	369,800	$94.26
Granted(1)	231,758	128.25
Vested(2)	(233,384)	72.35
Forfeited	(32,331)	109.61
Unvested at March 29, 2025	335,843	$112.10
(1) Includes 116,207 shares issued for awards vested during fiscal 2025 based on achievement of performance metrics.
(2)Includes the vesting of 226,274 and 7,110 shares that were earned for awards granted in fiscal 2022 for various performance periods ending during fiscal 2025, based on actual relative total shareholder return of 200% and 176%, respectively.

The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	2025	2024	2023
Expected stock price volatility	35.35%	48.20%	52.22%
Peer group stock price volatility	35.95%	40.29%	47.43%
Correlation of returns	58.08%	59.93%	65.45%

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of PSUs granted is as follows:

	2025	2024	2023
Grant-date fair value per PSU	$128.25	$128.83	$84.96
Fair value of PSUs vested	$72.35	$—	$—

As of March 29, 2025, there was $19.1 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	2025	2024	2023
Volatility	29.3%	28.6%	44.9%
Expected life (months)	6	6	6
Risk-free interest rate	4.9%	5.4%	2.9%
Dividend Yield	0.0%	0.0%	0.0%

The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $19.13, $20.27 and $18.10 during fiscal 2025, 2024 and 2023, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following is a roll-forward of the components of accumulated other comprehensive loss, net of tax, for the years ended March 29, 2025 and March 30, 2024:

(In thousands)	Foreign currency	Defined benefit plans	Net Unrealized Gain (Loss) on Derivatives	Total
Balance, April 1, 2023	$(33,935)	$4,075	$(521)	$(30,381)
Other comprehensive (loss) income before reclassifications	(4,339)	(2,327)	4,912	(1,754)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	(3,497)	(3,497)
Net current period other comprehensive (loss) income	(4,339)	(2,327)	1,415	(5,251)
Balance, March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
Other comprehensive loss before reclassifications	(17,974)	(599)	(935)	(19,508)
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	56	56
Net current period other comprehensive loss	(17,974)	(599)	(879)	(19,452)
Balance, March 29, 2025	$(56,248)	$1,149	$15	$(55,084)
(1) Presented net of income taxes, the amounts of which are insignificant.

18. SEGMENT AND ENTERPRISE-WIDE INFORMATION

The Company determines its reportable segments by first identifying its operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. The Company’s reporting structure aligns with its operating structure of three global business units and the information that is regularly reviewed by the Company’s chief operating decision maker (“CODM”), identified as the Company’s Chief Executive Officer.

The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

The CODM measures and evaluates the operating segments based on operating income for purposes of assessing business performance and allocating resources. Certain corporate expenses and amounts considered to be non-recurring or non-operational are excluded from segment operating income. These items include acquisition, integration and divestiture related costs, amortization of acquired assets, restructuring costs, restructuring related costs, digital transformation costs related to the upgrade of our enterprise resource planning system, impairments and write downs, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains, losses on dispositions and sale of assets, remeasurement of the contingent consideration liability and unusual or infrequent gains such as on repurchases of convertible notes or divestitures. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. During the fourth quarter of fiscal 2025, the CODM began reviewing financial information including allocations of certain corporate costs including global functional support and overhead costs determined to benefit the segments. The prior period segment disclosures have been recast to reflect the new presentation.

We do not track our assets by segment, and as a result it is not practical to show assets or depreciation by segment. Consequently, our CODM does not review assets by segment when assessing business performance and allocating resources.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by reportable segment is presented below:

(In thousands)	2025	2024	2023
Net sales
Plasma	$535,431	$569,535	$499,916
Blood Center	261,124	283,231	287,034
Hospital	564,269	456,289	381,710
Net sales by business unit	$1,360,824	$1,309,055	$1,168,660

Significant segment expenses and operating performance
Plasma
Cost of goods sold	$237,050	$264,042	$254,474
Selling, general and administrative	98,418	109,729	106,006
Research and development	15,453	13,797	14,690
Plasma operating income	$184,510	$181,967	$124,746
Blood Center
Cost of goods sold	$142,512	$165,564	$144,364
Selling, general and administrative	60,023	67,339	74,024
Research and development	5,770	7,956	4,374
Blood Center operating income	$52,819	$42,372	$64,272
Hospital
Cost of goods sold	$199,499	$167,172	$147,831
Selling, general and administrative	241,760	209,680	181,368
Research and development	34,035	27,239	23,096
Hospital operating income	$88,975	$52,198	$29,415
Corporate and unallocated expenses
Amortization of acquired assets	$(63,217)	$(35,378)	$(32,640)
Acquisition, integration and divestiture related costs	(22,904)	(11,249)	411
Restructuring and restructuring related costs	(21,158)	(23,588)	(11,549)
Digital transformation costs	(20,273)	(15,667)	(4,536)
Contingent Consideration	23,022	—	—
Other(1)	43	(25,772)	(14,086)
Operating income	221,817	164,883	156,033
Interest and other expense, net	(9,746)	(13,018)	(14,630)
Income before provision for income taxes	$212,071	$151,865	$141,403

(1) Comprised of write downs of certain assets, MDR and IVDR costs, Litigation-related charges, gain on repurchase of convertible notes, gain on sale of property, plant and equipment, impairment of intangible assets, PCS2® related charges and gain on divestiture.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by business unit are as follows:

(In thousands)	2025	2024	2023
Plasma	$535,431	$569,535	$499,916

Apheresis	213,134	211,173	207,618
Whole Blood	47,990	72,058	79,416
Blood Center	261,124	283,231	287,034

Interventional Technologies	255,019	174,285	126,717
Blood Management Technologies	309,250	282,004	254,993
Hospital	$564,269	$456,289	$381,710

Total net revenues	$1,360,824	$1,309,055	$1,168,660

(In thousands)	2025	2024	2023
Depreciation and amortization
Plasma	$48,264	$45,712	$41,612
Blood Center	10,077	13,391	13,927
Hospital	57,245	38,112	37,768
Total depreciation and amortization (excluding impairment charges)	$115,586	$97,215	$93,307

(In thousands)	March 29, 2025	March 30, 2024
Long-lived assets(1)
Plasma	$189,833	$211,121
Blood Center	40,337	54,262
Hospital	53,882	45,979
Total long-lived assets	$284,052	$311,362
(1) Long-lived assets are comprised of property, plant and equipment.

Selected information by operating regions is presented below:

(In thousands)	March 29, 2025	March 30, 2024
Long-lived assets(1)
United States	$217,212	$246,473
Japan	1,250	1,597
Europe	20,024	15,310
Rest of Asia	28,705	26,728
Other	16,861	21,254
Total long-lived assets	$284,052	$311,362
(1) Long-lived assets are comprised of property, plant and equipment.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	2025	2024	2023
Net revenues
United States	$1,010,918	$970,007	$842,897
Japan	62,408	58,087	61,295
Europe	175,655	160,142	156,680
Rest of Asia	92,305	107,536	104,135
Other	19,538	13,283	3,653
Total net revenues	$1,360,824	$1,309,055	$1,168,660

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 29, 2025. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, the Company’s management believes that its internal controls over financial reporting were effective as of March 29, 2025.

Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

To the Stockholders and the Board of Directors of Haemonetics Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated May 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Boston, Massachusetts
May 21, 2025

ITEM 9B. OTHER INFORMATION

During the three months ended March 29, 2025, certain of our directors and officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock as follows:

Trading Arrangement
Name and Title	Action	Date(1)	Rule 10b5-1*	Non-Rule 10b5-1**	Number of Shares to be Sold(2)	Expiration Date(3)
Stewart W. Strong, President, Global Hospital	Adoption	2/14/2025	X		11,997(4)	6/13/2025
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
(4) Includes 8,246 target shares subject to a performance share unit (“PSU”) award previously granted to Mr. Strong on May 16, 2022. The actual number of shares to be earned under the PSU award, and subject to sale under this trading arrangement, may range from 0% to a maximum of 200% of the target award depending upon the Company’s total shareholder return relative to the components of the S&P MidCap 400 index during a three-year performance period from May 16, 2022 to May 15, 2025.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:
A)Financial Statements are included in Part II of this report

All other schedules have been omitted because they are not applicable or not required.

B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 111, which is incorporated herein by reference.

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit Number	Description
2.1	Arrangement Agreement, dated as of October 10, 2023, by and among the Company, OpSens Inc. and 9500-7704 Quebec Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).
3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).
3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4.2	Description of Common Stock (filed as Exhibit 4B to the Company’s Form 10-K for the fiscal year ended March 28, 2020 and incorporated herein by reference).
4.3	Indenture, dated as of March 5, 2021, between Haemonetics Corporation and U.S. Bank National Trust Company, Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).
4.4	Form of certificate representing the 0.00% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4D) (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 5, 2021 and incorporated herein by reference).
4.5	Indenture, dated as of May 28, 2024, between Haemonetics Corporation and U.S. Bank National Trust Company, Association, as trustee. (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
4.6	Form of certificate representing the 2.50% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1) (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
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

10.33	Second Amendment to Lease Agreement effective December 3, 2007, made as of June 17, 2022 between Mrs. Blanca Estela Colunga Santelices and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 2022 and incorporated herein by reference) (1).
10.34	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company’s 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10.35	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.36	Amendment No. 1 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.37	Amendment No. 2 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of August 3, 2022 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2022 and incorporated herein by reference) (1).
10.38	Second Amended and Restated Credit Agreement, dated as of April 30, 2024, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 1, 2024 and incorporated herein by reference).
10.39	Lease, dated April 15, 2015, by and between OpSens Inc. and 1405 PTQM S.E.C., for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.40	Addendum No. 1 to Lease, dated December 5, 2022, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.41	Addendum No. 2 to Lease, dated May 1, 2023, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.41 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.42	Form of Confirmation of Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 5, 2021 and incorporated herein by reference).
10.43	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated as of March 16, 2021 and incorporated herein by reference).
10.44	Form of Confirmation of Base Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
10.45	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
19.1	Securities Trading Policy (filed as Exhibit 19.1 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference) (2).

21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of James D’Arecca, Executive Vice President, Chief Financial Officer of the Company.
32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James D’Arecca, Executive Vice President, Chief Financial Officer of the Company.
97.1	Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference). (2).
101*	The following materials from Haemonetics Corporation on Form 10-K for the year ended March 29, 2025, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.
**	Document furnished with this report.
(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under Securities and Exchange Commission rules and regulations. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.
(2)	Agreement, plan, or arrangement related to the compensation of officers or directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 21, 2025
Christopher A. Simon	(Principal Executive Officer)

/s/ James C. D’Arecca	Executive Vice President, Chief Financial Officer	May 21, 2025
James C. D’Arecca	(Principal Financial Officer)

/s/ Maryanne E. Farris	Vice President, Chief Accounting Officer	May 21, 2025
Maryanne E. Farris	(Principal Accounting Officer)

/s/ Robert E. Abernathy	Director	May 21, 2025
Robert E. Abernathy

/s/ Diane M. Bryant	Director	May 21, 2025
Diane M. Bryant

/s/ Michael J. Coyle	Director	May 21, 2025
Michael J. Coyle

/s/ Charles J. Dockendorff	Director	May 21, 2025
Charles J. Dockendorff

/s/ Lloyd E. Johnson	Director	May 21, 2025
Lloyd E. Johnson

/s/ Mark W. Kroll	Director	May 21, 2025
Mark W. Kroll

/s/ Claire Pomeroy	Director	May 21, 2025
Claire Pomeroy

/s/ Ellen M. Zane	Director	May 21, 2025
Ellen M. Zane