Form 10-Q
period 2025-06-28
HAEMONETICS CORP
filed 2025-08-07
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of August 1, 2025: 48,177,256

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$321,394	$336,172
Cost of goods sold	129,150	161,248
Gross profit	192,244	174,924
Operating expenses:
Research and development	16,261	14,449
Selling, general and administrative	110,719	108,248
Amortization of acquired intangible assets	11,392	12,471
Total operating expenses	138,372	135,168
Operating income	53,872	39,756
Interest and other (expense) income, net	(8,703)	6,957
Income before provision for income taxes	45,169	46,713
Provision for income taxes	11,138	8,340
Net income	$34,031	$38,373

Net income per common share:
Basic	$0.71	$0.75
Diluted	$0.70	$0.74

Weighted average shares outstanding
Basic	48,111	50,943
Diluted	48,353	51,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Net income	$34,031	$38,373

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	19,307	(7,343)
Unrealized (loss) gain on cash flow hedges, net of tax	(520)	699
Reclassifications into earnings of cash flow hedge losses (gains), net of tax	55	(391)
Other comprehensive income (loss)	18,842	(7,035)
Comprehensive income	$52,873	$31,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28, 2025	March 29, 2025

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$292,898	$306,763
Accounts receivable, less allowance for credit losses of $6,316 at June 28, 2025 and $6,300 at March 29, 2025	200,752	202,657
Inventories, net	360,527	365,141
Prepaid expenses and other current assets	58,983	60,414
Total current assets	913,160	934,975
Property, plant and equipment, net	286,865	284,052
Intangible assets, less accumulated amortization of $330,652 at June 28, 2025 and $316,313 at March 29, 2025	450,634	455,743
Goodwill	607,299	604,269
Deferred tax asset	7,843	7,803
Other long-term assets	196,293	164,106
Total assets	$2,462,094	$2,450,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$303,949	$303,558
Accounts payable	46,010	66,999
Accrued payroll and related costs	35,805	59,423
Other current liabilities	145,643	148,133
Total current liabilities	531,407	578,113
Long-term debt	920,833	921,230
Deferred tax liability	59,488	62,575
Other long-term liabilities	68,066	68,194
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 48,158,723 shares at June 28, 2025 and 48,215,899 shares at March 29, 2025	482	482
Additional paid-in capital	562,014	523,264
Retained earnings	356,046	352,174
Accumulated other comprehensive loss	(36,242)	(55,084)
Total stockholders’ equity	882,300	820,836
Total liabilities and stockholders’ equity	$2,462,094	$2,450,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	64,884	1	3,475	—	—	3,476
Exercise of stock options	9,141	—	698	(236)	—	462
Shares repurchased	(363,886)	(4)	26,051	(26,047)	—	—
Issuance of restricted stock, net of cancellations	250,532	3	(3)	—	—	—
Tax withholding on employee equity awards	(17,847)	—	(783)	(3,876)	—	(4,659)
Share-based compensation expense	—	—	9,312	—	—	9,312
Net income	—	—	—	34,031	—	34,031
Other comprehensive income	—	—	—	—	18,842	18,842
Balance, June 28, 2025	48,158,723	$482	$562,014	$356,046	$(36,242)	$882,300

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 30, 2024	50,787,859	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	46,860	—	3,441	—	—	3,441
Exercise of stock options	73,270	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280,290	3	(3)	—	—	—
Tax withholding on employee equity awards	(35,393)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense			7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,152,886	$512	$560,881	$386,642	$(42,667)	$905,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$34,031	$38,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,758	29,136
Amortization of fair value inventory step-up	2,436	5,239
Share-based compensation expense	9,312	7,628
Gain on repurchase of convertible senior notes, net	—	(12,600)
Gains on sales of property, plant and equipment	(243)	(14,291)
Deferred income taxes	(3,231)	(3,853)
Other non-cash operating activities	1,814	1,926
Change in operating assets and liabilities:
Change in accounts receivable	3,557	7,970
Change in inventories	3,296	(36,228)
Change in prepaid income taxes	3,346	3,223
Change in other assets and other liabilities	(17,785)	(9,839)
Change in accounts payable and accrued expenses	(47,896)	(44,105)
Net cash provided by (used in) operating activities	17,395	(27,421)
Cash Flows from Investing Activities:
Capital expenditures	(3,754)	(5,656)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(11,460)	(4,211)
Acquisitions	—	(149,151)
Proceeds from sale of property, plant and equipment	297	20,362
Other investments	(18,083)	(541)
Net cash used in investing activities	(33,000)	(139,197)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	700,000
Repurchase of convertible senior notes	—	(185,500)
Purchase of capped call related to convertible notes	—	(88,200)
Term loan borrowings	—	250,000
Term loan redemption	—	(262,500)
Payments on revolving facility	—	(50,000)
Repayment of term loan borrowings	(1,563)	(1,563)
Debt issuance costs	—	(23,135)
Proceeds from employee stock purchase plan	3,476	3,441
Proceeds from exercise of stock options	462	961
Cash used to net share settle employee equity awards	(4,781)	(9,750)
Other financing activities	(36)	(62)
Net cash (used in) provided by financing activities	(2,442)	333,692
Effect of exchange rates on cash and cash equivalents	4,182	(1,445)
Net Change in Cash and Cash Equivalents	(13,865)	165,629
Cash and Cash Equivalents at Beginning of Period	306,763	178,800
Cash and Cash Equivalents at End of Period	$292,898	$344,429
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 28, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2026 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 29, 2025.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required and none have been identified.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASC Update No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASC Update No. 2023-09 is effective for the Company’s first fiscal year beginning after December 15, 2024 and early adoption is permitted. ASC Update No. 2023-09 is applicable to Haemonetics beginning with the fiscal 2026 Annual Report on Form 10-K. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect the adoption of ASC Update No. 2023-09 to have a material impact on its financial position or results of operations.
In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASC Update No. 2024-03 requires detailed cost and expense information disaggregated in the financial statement notes. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2024-03 is applicable to Haemonetics beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.
3. ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS
Acquisitions
Attune Medical
On March 5, 2024, the Company entered into a definitive agreement to acquire Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for a net purchase price of $176.2 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of $11.5 million cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the three years following completion of the acquisition, which is uncapped, and the achievement of certain other milestones. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.

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
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (“ASC 805”), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date.
The net purchase price of $176.2 million consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

April 1, 2024
(Dollars in Thousands)
Accounts receivable	$3,784
Inventories	26,300
Prepaid expenses and other current assets	906
Property, plant and equipment	200
Intangible assets	105,800
Goodwill	70,256
Total assets acquired	207,246
Accounts payable	2,260
Accrued payroll and related costs	2,129
Other liabilities	496
Deferred tax liability	26,155
Total liabilities assumed	31,040
Net assets acquired	$176,206
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
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Attune Medical, the Company recognized goodwill of $70.3 million based on expected synergies from integration into the Company’s Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.
Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation

	(Dollars in Thousands)
Developed technology	$96,100	10 years	22.0%
Customer contracts and related relationships	7,800	10 years	21.5%
Trade names	1,900	10 years	21.5%
Total	$105,800

The Company recorded a long-term net deferred tax liability of $26.2 million primarily related to fair value adjustments recorded associated with definite-lived intangible assets and inventory in which there is no tax basis, partially offset by deferred tax assets primarily related to net operating losses acquired.
Acquisition-Related Costs
The Company incurred $9.8 million of acquisition-related costs during the first quarter of fiscal 2025 in connection with the Attune Medical acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative (“SG&A”) within the condensed consolidated statements of income.
The Company’s condensed consolidated financial statements include the results of Attune Medical from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition has been determined to not be material to the Company’s overall financial results.
OpSens Inc.
On October 10, 2023, the Company entered into an Arrangement Agreement with OpSens Inc. (“OpSens”), a medical device cardiology-focused company delivering solutions based on its proprietary optical technology, pursuant to which, among other things, the Company agreed to acquire all of the issued and outstanding common shares of OpSens. On December 12, 2023, the Company completed its acquisition of OpSens for a net purchase price of $243.9 million, reflecting total consideration of $254.5 million, net of $10.6 million of cash acquired. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.
OpSens offers commercially and clinically validated optical technology for use primarily in interventional cardiology. OpSens’ core products include the SavvyWire®, a sensor-guided 3-in-1 guidewire for transcatheter aortic valve replacement procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients; and the OptoWire®, a pressure guidewire that aims to improve clinical outcomes by accurately and consistently measuring fractional flow reserve and diastolic pressure ratio to aid clinicians in the diagnosis and treatment of patients with coronary artery disease. OpSens also manufactures a range of fiber optic sensor solutions used in medical devices and other critical industrial applications. The addition of OpSens expands the Hospital business unit portfolio in the interventional cardiology market and is included in the Hospital reportable segment.
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with ASC 805, recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date.

The net purchase price of $243.9 million consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

December 12, 2023
(Dollars in Thousands)
Accounts receivable	$5,960
Inventories	12,075
Prepaid expenses and other current assets	2,062
Property, plant and equipment	3,028
Intangible assets	172,000
Goodwill	79,400
Other long-term assets	4,705
Total assets acquired	279,230
Accounts payable	3,251
Accrued payroll and related costs	1,723
Other liabilities	9,746
Deferred tax liability	14,805
Other long-term liabilities	5,853
Total liabilities assumed	35,378
Net assets acquired	$243,852
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
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of OpSens, the Company recognized goodwill of $79.4 million based on expected synergies from integration into the Company’s Hospital business. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.
Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation

	(Dollars in Thousands)
Developed technology	$114,900	15 years	20.5%
Customer contracts and related relationships	52,300	15 years	18.9%
Trade names	4,800	15 years	20.5%
Total	$172,000
The Company recorded a net long-term deferred tax liability of $14.8 million, primarily as a result of fair value adjustments recorded associated with definite-lived intangible assets and inventory in which there is no tax basis.
Acquisition-Related Costs
The Company incurred $6.6 million of acquisition-related costs for fiscal 2024 in connection with the OpSens acquisition. These costs related to legal and other professional fees, which were recognized in SG&A on the condensed consolidated statements of income.
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
On January 13, 2025, the Company completed the transaction with GVS in exchange for upfront cash consideration of $43.3 million, after customary post-closing adjustments, and up to $22.5 million in contingent consideration, based on sales growth over the three years following completion of the transaction and the achievement of certain other milestones.
The assets that were derecognized in connection with the sale consisted of $26.4 million of inventory, $7.8 million of property, plant and equipment and $6.4 million of goodwill, which were previously classified as held for sale in Prepaid expenses and other current assets in the consolidated balance sheets in the third quarter of fiscal 2025.
In connection with the sale, the Company recognized a gain from the sale of the business in Interest and other expense, net in the Consolidated Statements of Income for the year ended March 29, 2025. The gain was not material and included cash receipts of $43.3 million less net assets transferred to GVS or otherwise derecognized and net of transaction costs of $0.1 million.
As part of the sale, the Company entered into a Transition Services Agreement (“TSA”) with GVS to ensure a smooth transition of business operations. Under the TSA, the Company will continue to provide certain regulatory, quality, logistical and operational support services to GVS for a maximum period of 36 months following the transaction closing to facilitate GVS's integration of the acquired business. Under the TSA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three months ended June 28, 2025.
In addition to the TSA, Haemonetics and GVS entered into a Contract Manufacturing Agreement (“CMA”), under which Haemonetics will continue to manufacture certain whole blood filtration products for GVS for a maximum term of 18 months. The CMA allows GVS to gradually transition manufacturing operations while ensuring supply continuity for customers. Under the CMA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three months ended June 28, 2025.
Strategic Investments
As part of the Company’s business development activities, it holds strategic investments in certain entities. As of June 28, 2025, the Company has made total investments and loans in Vivasure Medical LTD (“Vivasure”) of €58.0 million, or $68.0 million, and €45.0 million, or $48.7 million, as of March 29, 2025. The investments include preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company has made certain other strategic investments totaling $12.9 million as of both June 28, 2025 and March 29, 2025. The Company’s strategic investments are classified as other long-term assets on the Company’s condensed consolidated balance sheets and the Company has not recorded any material adjustments to the carrying value of the Company’s strategic investments during the three months ended June 28, 2025 and June 29, 2024.
4. REVENUE
As of June 28, 2025, the Company had $36.0 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 86% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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

As of June 28, 2025 and March 29, 2025, the Company had contract liabilities of $49.2 million and $43.3 million, respectively. During the three months ended June 28, 2025, the Company recognized $13.3 million of revenue that was included in the above March 29, 2025 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheets. As of June 28, 2025 and March 29, 2025, the Company’s contract assets were $4.3 million and $11.6 million, respectively.
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
Operational Excellence Program
In July 2019, the Board of Directors of the Company (the “Board”) approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the details of the initiatives that will comprise the 2020 Program. During fiscal 2022, the Company revised the 2020 Program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The 2020 Program is closed as of March 29, 2025. During the three months ended June 28, 2025, the Company recognized reversals of previously incurred costs of $0.1 million, as compared with $2.4 million of restructuring and restructuring related costs incurred under the 2020 Program during the three months ended June 29, 2024. Total cumulative charges under the 2020 Program were $84.7 million through March 29, 2025.
Portfolio Rationalization Initiatives
In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. These portfolio rationalization initiatives are closed as of March 29, 2025. During the three months ended June 28, 2025, the Company recognized reversals of previously incurred costs of $1.5 million related to the divestiture of the Whole Blood product line, as compared with $4.8 million of restructuring and restructuring related costs incurred under these initiatives during the three months ended June 29, 2024. Total cumulative charges under the portfolio rationalization initiatives are $25.6 million through June 28, 2025.
Market and Regional Alignment Initiative
In May 2025, the Board approved a new market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. Initial actions related to this initiative were approved by the Board in January 2025, resulting in restructuring related costs during the fourth quarter of fiscal 2025. During the three months ended June 28, 2025, the Company incurred $2.8 million of restructuring related costs under this initiative. Total cumulative charges under the market and regional alignment initiative are $3.4 million as of June 28, 2025.
The following table summarizes the activity for restructuring reserves related to the 2020 Program, the portfolio rationalization initiatives and the market and regional alignment initiative for the three months ended June 28, 2025, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	2020 Program	Portfolio Rationalization	Market and Regional Alignment	Total

	(Dollars in Thousands)
Balance at March 29, 2025	$290	$2,735	$—	$3,025
Costs incurred, net of reversals	(67)	(1,431)	2,764	1,266
Payments	(158)	(204)	(865)	(1,227)
Balance at June 28, 2025	$65	$1,100	$1,899	$3,064

The following presents the net restructuring costs by line item within the Company’s accompanying unaudited condensed consolidated statements of income:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Cost of goods sold	$(385)	$4,366
Research and development	685	(12)
Selling, general and administrative expenses	966	268
Total	$1,266	$4,622
As of June 28, 2025, the Company had a restructuring liability of $3.1 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under FASB ASC Topic 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The tables below present restructuring and restructuring related costs by reportable segment:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Restructuring costs
Plasma	$568	$63
Blood Center	(1,020)	1,163
Hospital	576	297
Corporate	1,142	3,099
Total	$1,266	$4,622

Restructuring related costs
Plasma	$9	$175
Blood Center	—	43
Hospital	—	108
Corporate	49	2,192
Total	$58	$2,518

Total restructuring and restructuring related costs	$1,324	$7,140
6. INCOME TAXES
The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate. The Company’s effective tax rate is adversely impacted by non-deductible expenses including executive compensation and is favorably impacted by jurisdictional mix of earnings and research credits generated.
For the three months ended June 28, 2025, the Company reported income tax expense of $11.1 million, representing an effective tax rate of 24.7%. The effective tax rate for the three months ended June 28, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three months ended June 29, 2024, the Company reported income tax expense of $8.3 million, representing an effective tax rate of 17.9%. The effective tax rate for the three months ended June 29, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.
The increase in the reported tax rate for the three months ended June 28, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in stock compensation windfall benefits.

The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. We are currently assessing the impact of the OBBBA on the Company’s consolidated financial statements.
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands, Except Share Data)
Net income	$34,031	$38,373

Basic weighted average shares outstanding	48,111	50,943
Dilutive net effect of common stock equivalents	242	621
Diluted weighted average shares	48,353	51,564

Net income per share
Basic	$0.71	$0.75
Diluted	$0.70	$0.74
Basic earnings per share is calculated using the Company’s weighted-average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the applicable initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion values of both the convertible senior notes. For the three months ended June 28, 2025 and June 29, 2024, weighted average shares outstanding, assuming dilution, excludes the impact of 947,422 and 735,427 anti-dilutive shares, respectively.
2022 Share Repurchase Program
In August 2022, the Board approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions.
In April 2025, the Company completed a $150.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Goldman Sachs & Co. in February 2025. The total number of shares repurchased under the ASR was 2,386,131 at an average price per share upon final settlement of $62.86. As of March 29, 2025, the Company had fully funded the $300.0 million authorization under the 2022 share repurchase program.

2025 Share Repurchase Program
In April 2025, the Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of Haemonetics common stock, based on market conditions, through April 2028. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. In addition to this share repurchase activity, the Company’s capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate its long-term growth plans. Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.
8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
Raw materials	$115,892	$128,574
Work-in-process	14,900	14,956
Finished goods	229,735	221,611
Total	$360,527	$365,141
9. PROPERTY, PLANT AND EQUIPMENT

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
Land	$2,145	$1,985
Building and building improvements	109,957	105,079
Plant equipment and machinery	183,666	181,825
Office equipment and information technology	132,055	130,924
Haemonetics equipment	345,314	395,152
Construction in progress	21,961	22,229
Property, plant and equipment, at cost	795,098	837,194
Less: accumulated depreciation	(508,233)	(553,142)
Property, plant and equipment, net	$286,865	$284,052
During the three months ended June 28, 2025 and June 29, 2024 depreciation expense was $15.4 million and $14.6 million, respectively.
10. LEASES
Lessor Activity
Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents approximately two percent of the Company’s total net revenues.

11. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for fiscal 2026 are as follows:

	Plasma	Blood Center	Hospital	Total

	(Dollars in Thousands)
Carrying amount as of March 29, 2025	$29,043	$26,967	$548,259	$604,269
Currency translation	—	240	2,790	3,030
Carrying amount as of June 28, 2025	$29,043	$27,207	$551,049	$607,299
The gross carrying amount of intangible assets and the related accumulated amortization as of June 28, 2025 and March 29, 2025 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

June 28, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$511,449	$165,871	$345,578	12.1
Customer contracts and related relationships	138,217	72,816	65,401	12.7
Capitalized software	93,980	77,981	15,999	6.7
Patents and other	19,678	7,361	12,317	8.5
Trade names	16,182	6,623	9,559	12.3
Total	$779,506	$330,652	$448,854

Non-amortizable:
In-process software development	$1,780
Total	$1,780

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

March 29, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$506,143	$156,123	$350,020	12.1
Customer contracts and related relationships	135,561	70,842	64,719	12.6
Capitalized software	85,528	76,185	9,343	6.9
Patents and other	19,678	6,796	12,882	8.5
Trade names	15,955	6,367	9,588	12.3
Total	$762,865	$316,313	$446,552

Non-amortizable:
In-process software development	$9,190
Total	$9,190
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names.
During the three months ended June 28, 2025 and June 29, 2024, amortization expense was $13.3 million and $14.5 million, respectively.

Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of Fiscal 2026	$39,135
Fiscal 2027	$50,236
Fiscal 2028	$47,787
Fiscal 2029	$46,540
Fiscal 2030	$45,272
12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
Convertible notes, net of financing fees	$985,182	$983,951
Term loan, net of financing fees	238,788	240,028
Other borrowings	812	809
Total debt	1,224,782	1,224,788
Less: current portion	(303,949)	(303,558)
Long-term debt	$920,833	$921,230
Convertible Senior Notes
2026 Notes
On March 5, 2021, the Company issued $500.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased.
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
During the first quarter of fiscal 2026, the conditions allowing holders of the 2026 Notes to convert have not been met. The 2026 Notes were therefore not convertible as of June 28, 2025 and were classified as short-term debt on the Company’s condensed consolidated balance sheets.
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
As of June 28, 2025, the $300.0 million principal balance was netted down by $1.1 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.9 million. Interest expense related to the 2026 Notes was $0.4 million for the three months ended June 28, 2025, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.6%.
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
During the first quarter of fiscal 2026, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of June 28, 2025 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As a result of the issuance of the 2029 Notes, the Company recorded debt issuance costs of $17.2 million, which are amortized to interest expense over the contractual term of the 2029 Notes at an effective interest rate of 3.0%.
As of June 28, 2025, the $700.0 million principal balance was netted down by $13.7 million of remaining debt issuance costs, resulting in a net convertible note payable of $686.3 million. Interest expense related to the 2029 Notes was $5.2 million for the three months ended June 28, 2025, which includes nominal interest expense and the amortization of the debt issuance costs. The nominal interest rate is 2.5% and the remaining debt issuance costs are amortized at an effective interest rate of 3.0%.
Capped Calls
In connection with the issuance of the 2026 Notes and the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The 2026 Notes Capped Calls each have an initial strike price of approximately $175.34 per share, and the 2029 Notes Capped Calls each have an initial strike price of approximately $117.12 per share, both subject to certain adjustments, which correspond to the initial conversion price of the convertible notes. The 2026 Notes Capped Calls have initial cap prices of $250.48, and the 2029 Notes Capped Calls have initial cap prices of $180.18 per share, both subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and 2029 Notes, with such offset subject to a cap based on the cap price. The 2026 Notes Capped Calls cover approximately 2,851,668 shares of the Company’s common stock, and the 2029 Notes Capped Calls cover approximately 5,976,929 shares of the Company’s common stock, both subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2026 Notes and 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2025 and will not be remeasured.
Credit Facilities
On July 26, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extended their maturity dates through June 2025. The amended and restated credit agreement provided for a $700.0 million facility (the “2022 Revised Credit Facility”).

On April 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facility and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under the 2022 Revised Credit Facility, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.
Under the 2024 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 4.0:1.0 or, upon two occasions during the term of the facility, 4.5:1.0 for the four consecutive fiscal quarters ended immediately following acquisitions meeting certain criteria specified in the agreement.
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three months ended June 28, 2025, the Company recognized $4.3 million of interest expense and amortization of debt issuance costs related to its credit facilities.
At June 28, 2025, $243.8 million was outstanding under the term loan with an effective interest rate of 6.4%, which was netted down by the $5.0 million of remaining debt discount, resulting in a net note payable of $238.8 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following June 28, 2025. There were no outstanding borrowings under the revolving credit facilities at June 28, 2025. The Company also had $19.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 28, 2025.
The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of June 28, 2025.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Remainder of Fiscal 2026	$304,754
Fiscal 2027	$7,873
Fiscal 2028	$12,564
Fiscal 2029	$18,818
Fiscal 2030	$900,073
Thereafter	$479
13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. During the three months ended June 28, 2025, 24.6% of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.
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

Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of June 28, 2025 and March 29, 2025 were cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $14.2 million as of June 28, 2025 and $23.6 million as of March 29, 2025. As of June 28, 2025, a gain of $0.9 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of June 28, 2025 mature within twelve months.
Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $109.6 million as of June 28, 2025 and $89.6 million as of March 29, 2025.
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
The Company held the following interest rate swaps as of June 28, 2025:

Hedged Item	Original Notional Amount	Notional Amount as of June 28, 2025	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets (Liabilities)

	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$102,289	9/27/2024	9/30/2024	4/30/2029	3.32%	$218
1-month USD Term SOFR	109,900	100,906	9/27/2024	9/30/2024	4/30/2029	3.30%	310
Total	$219,800	$203,195					$528
For the three months ended June 28, 2025, the Company recognized a loss on the interest rate swaps to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges of $1.4 million, net of tax, in accumulated other comprehensive loss (“AOCL”) within the condensed consolidated balance sheets.
Trade Receivables
In the ordinary course of business, the Company grants trade credit to its customers on normal credit terms. In an effort to reduce its credit risk, the Company (i) establishes credit limits for all customers; (ii) performs ongoing credit evaluations of customers’ financial condition; (iii) monitors the payment history and aging of customers’ receivables; and (iv) monitors open orders against an individual customer’s outstanding receivable balance.

The Company’s allowance for credit losses is maintained for trade accounts receivable based on the expected collectability, the historical collection experience, the length of time an account is outstanding, the financial position of the customer and information provided by credit rating services. The Company has not experienced significant customer payment defaults or identified other significant collectability concerns.
The following is a roll forward of the allowance for credit losses:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Beginning balance	$6,300	$5,695
Credit loss	521	37
Recoveries	(505)	(13)
Ending balance	$6,316	$5,719
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
Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income for the three months ended June 28, 2025:

Derivative Instruments	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings

	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$901	$54	Net revenues, cost of goods sold and SG&A	$532	Interest and other (expense) income, net
Non-designated foreign currency hedge contracts	$—	$—		$(5,164)	Interest and other (expense) income, net
Designated interest rate swaps, net of tax	$(1,422)	$2	Interest and other (expense) income, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of June 28, 2025 or March 29, 2025. As of June 28, 2025, there were no material deferred taxes recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 28, 2025, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.
The following tables present the fair value of the Company’s derivative instruments as they appear in its condensed consolidated balance sheets as of June 28, 2025 and March 29, 2025:

	Classification	June 28, 2025	March 29, 2025

		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$630	$193
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	49	85
Designated interest rate swaps	Prepaid expenses and other current assets	1,027	1,305
Designated interest rate swaps	Other long-term assets	—	1,020
Total		$1,706	$2,603

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$—	$471
Non-designated foreign currency hedge contracts	Other current liabilities	702	25
Designated interest rate swaps	Other long-term liabilities	499	—
Total		$1,201	$496
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 28, 2025 and March 29, 2025.

	June 28, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$142,516	$—	$—	$142,516
Designated foreign currency hedge contracts	—	630	—	630
Non-designated foreign currency hedge contracts	—	49	—	49
Designated interest rate swaps	—	1,027	—	1,027
Total	$142,516	$1,706	$—	$144,222

Liabilities
Designated foreign currency hedge contracts	$—	$—	$—	$—
Non-designated foreign currency hedge contracts	—	702	—	702
Designated interest rate swaps	—	499	—	499
Contingent consideration	—	—	2,185	2,185
Total	$—	$1,201	$2,185	$3,386

	March 29, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$158,916	$—	$—	$158,916
Designated foreign currency hedge contracts	—	193	—	193
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	2,325	—	2,325
Total	$158,916	$2,603	$—	$161,519

Liabilities
Designated foreign currency hedge contracts	$—	$471	$—	$471
Non-designated foreign currency hedge contracts	—	25	—	25
Contingent consideration	—	—	2,278	2,278
Total	$—	$496	$2,278	$2,774
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
The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value at	Valuation	Unobservable
	June 28, 2025	Technique	Input	Range

	(Dollars in Thousands)
Revenue-based payments	$1,102	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payments	2026 - 2028
Regulatory-based payment	$—	Monte Carlo Simulation Model	Discount rate	N/A
			Probability of payment	0%
			Projected fiscal year of payment	N/A
Event-based payment	$1,083	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payment	2026 - 2028

The fair value of contingent consideration associated with acquisitions was $2.2 million at June 28, 2025 and the total was included in other long-term liabilities on the condensed consolidated balance sheets.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance at March 29, 2025	$2,278
Change in fair value	(93)
Balance at June 28, 2025	$2,185
Other Fair Value Disclosures
The fair values of the 2026 Notes and 2029 Notes were $289.9 million and $695.8 million as of June 28, 2025, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.
The senior unsecured term loan (which is carried at amortized cost), accounts receivable and accounts payable approximate fair value.
14. COMMITMENTS AND CONTINGENCIES
The Company is a party to various legal proceedings and claims arising out of the ordinary course of its business. The Company believes that, except for those matters described below, there are no other proceedings or claims pending against it the ultimate resolution of which could have a material adverse effect on its financial condition or results of operations. At each reporting period, management evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under FASB ASC Topic 450, Contingencies, for all matters. Legal costs are expensed as incurred.
During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of Haemonetics, and Haemonetics (1:24-cv-00206-CFC). The complaint alleges, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor technology, infringe a single patent held by the Plaintiffs and seeks both injunctive relief and damages. The parties have agreed to postpone a claim construction hearing in the matter that was originally scheduled to take place in the first quarter of fiscal 2026. The Company believes it has valid and meritorious defenses to the complaint. The Company recorded loss contingencies related to this matter in the first and fourth quarters of fiscal 2025 and in the first quarter of fiscal 2026, which did not have a material impact on its condensed consolidated financial statements.
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. While the Company will incur costs in the course of pursuing this claim, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business. On June 26, 2025, Terumo filed a motion to dismiss the Company’s complaint with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101 for claiming non-patentable subject matter. On July 17, 2025, the Company filed an amended complaint, which added a recently issued patent. On August 4, 2025, Terumo filed an inter partes review petition with the U.S. Patent and Trademark Office, seeking to invalidate one of the asserted patents. In its petition, Terumo indicated that it intends to challenge other asserted patents through inter partes review and post-grant review proceedings.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. While the Company will incur costs in the course of pursuing this claim, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business.

15. CAPITAL STOCK
Share-Based Compensation
Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight line basis, is as follows:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Selling, general and administrative expenses	$8,034	$6,413
Research and development	674	827
Cost of goods sold	604	388
	$9,312	$7,628
Stock Options
Options are granted to purchase common stock at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four year period for employees. Options expire not more than 7 years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.
A summary of stock option activity for the three months ended June 28, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

	(Dollars in Thousands, Except Share and Per Share Data)
Outstanding at March 29, 2025	993,587	$81.75	3.5	$2,249
Granted	221,999	$70.29
Exercised	(13,323)	$57.10
Forfeited/Canceled	(93,535)	$92.30
Outstanding at June 28, 2025	1,108,728	$78.87	4.2	$6,580
Exercisable at June 28, 2025	651,653	$79.67	2.9	$4,924
Vested or expected to vest at June 28, 2025	982,146	$79.04	3.5	$6,180
As of June 28, 2025, there was $15.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 3.0 years.
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
A summary of RSU activity for the three months ended June 28, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 29, 2025	303,003	$81.27
Granted	198,297	$70.32
Vested	(137,422)	$76.87
Forfeited	(7,802)	$84.04
Unvested at June 28, 2025	356,076	$76.81

As of June 28, 2025, there was $24.5 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.2 years.
Performance Share Units
The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on (i) relative total shareholder return (“rTSR”), which equals the total shareholder return for the Company as compared with the total shareholder return of a PSU comparison group and; (ii) the average annual organic revenue growth rate (“AAGR”) of the Company, both of which are measured over a three-year performance period. For outstanding rTSR-based PSUs, the comparison group for awards granted prior to fiscal 2026 consists of the components of the Standard and Poor’s (“S&P”) MidCap 400 Index and for awards granted in fiscal 2026 consists of the components of the S&P Health Care Equipment Select Industry Index. Depending on the Company’s performance under the above-mentioned PSU awards during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200%, of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout for rTSR-based PSU awards will be capped at 100% of the target award, regardless of the Company’s performance relative to the comparison group. As a result, the Company may issue up to 763,062 shares related to outstanding performance-based awards.
A summary of PSU activity for the three months ended June 28, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at March 29, 2025	335,843	$112.10
Granted(1)	219,106	$88.04
Vested(2)	(162,066)	$84.96
Forfeited	(11,352)	$128.54
Unvested at June 28, 2025	381,531	$109.04
__________
(1)    Includes 35,443 shares issued for awards vested during fiscal 2026 based on achievement of performance metrics.
(2)    Includes the vesting of 162,066 shares that were earned for rTSR-based PSU awards granted in fiscal 2023 for performance periods ending during fiscal 2026, based on actual rTSR of 128%.
As of June 28, 2025, there was $30.0 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 2.3 years.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCL, net of tax, are as follows:

	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total

	(Dollars in Thousands)
Balance as of March 29, 2025	$(56,248)	$1,149	$15	$(55,084)
Other comprehensive income (loss) before reclassifications(1)	19,307	—	(520)	18,787
Amounts reclassified from AOCL(1)	—	—	55	55
Balance as of June 28, 2025	$(36,941)	$1,149	$(450)	$(36,242)
__________
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
The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital
The CODM measures and evaluates the operating segments based on operating income for purposes of assessing business performance and allocating resources. Certain corporate expenses and amounts considered to be non-recurring or non-operational are excluded from segment operating income. These items include acquisition, integration and divestiture related costs, amortization of acquired assets, restructuring costs, restructuring related costs, digital transformation costs related to the upgrade of the Company’s enterprise resource planning system, impairments and write downs, accelerated device depreciation and related costs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains, losses on dispositions and sale of assets, remeasurement of the contingent consideration liability and unusual or infrequent gains such as on repurchases of convertible notes or divestitures. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. During the fourth quarter of fiscal 2025, the CODM began reviewing financial information including allocations of certain corporate costs including global functional support and overhead costs determined to benefit the segments. The prior period segment disclosures have been recast to reflect the new presentation.
The Company does not track its assets by segment, and as a result it is not practical to show assets or depreciation by segment. Consequently, the Company’s CODM does not review assets by segment when assessing business performance and allocating resources.

Selected information by reportable segment is presented below:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Net revenues:
Plasma	$129,897	$135,910
Blood Center	51,839	66,245
Hospital	139,658	134,017
Total net revenues	$321,394	$336,172

Significant segment expenses and operating performance:
Plasma
Cost of goods sold	$49,917	$65,338
Selling, general and administrative	26,198	25,130
Research and development	5,497	3,719
Plasma operating income	$48,285	$41,723
Blood Center
Cost of goods sold	$25,948	$36,180
Selling, general and administrative	13,682	15,602
Research and development	1,319	1,684
Blood Center operating income	$10,890	$12,779
Hospital
Cost of goods sold	$50,216	$48,685
Selling, general and administrative	62,323	61,190
Research and development	8,742	7,623
Hospital operating income	$18,377	$16,519
Corporate and unallocated expenses
Amortization of acquired intangible assets	$(13,828)	$(17,710)
Acquisition, integration and divestiture related costs	(2,682)	(12,323)
Restructuring and restructuring related costs	(1,324)	(7,140)
Digital transformation costs	(5,355)	(6,345)
Remeasurement of contingent consideration	93	—
Other(1)	(584)	12,253
Operating income	53,872	39,756
Interest and other (expense) income, net	(8,703)	6,957
Income before provision for income taxes	$45,169	$46,713
__________
(1)    Comprised of litigation-related charges for the three months ended June 28, 2025. Comprised of MDR and IVDR costs, litigation-related charges, and gains on sale of property, plant and equipment for the three months ended June 29, 2024.

Net revenues by business unit are as follows:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Plasma
Plasma net revenues	$129,897	$135,910

Blood Center
Apheresis	51,822	49,094
Whole Blood	17	17,151
Blood Center net revenues	51,839	66,245

Hospital
Interventional Technologies	58,483	63,044
Blood Management Technologies	81,175	70,973
Hospital net revenues	139,658	134,017

Total net revenues	$321,394	$336,172
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Plasma	$12,153	$11,916
Blood Center	1,759	3,453
Hospital	14,846	13,767
Total depreciation and amortization (excluding impairment charges)	$28,758	$29,136
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
Plasma	$193,740	$189,833
Blood Center	38,412	40,337
Hospital	54,713	53,882
Total long-lived assets	$286,865	$284,052
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
United States	$213,834	$217,212
Japan	1,228	1,250
Europe	24,177	20,024
Rest of Asia	29,828	28,705
Other	17,798	16,861
Total long-lived assets	$286,865	$284,052

Net revenues by operating regions are as follows:

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
United States	$242,404	$248,902
Japan	13,648	13,705
Europe	40,882	47,225
Rest of Asia	21,648	19,783
Other	2,812	6,557
Total net revenues	$321,394	$336,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.
Introduction
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
We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with our broader strategic objectives.
Recent Developments
2025 Share Repurchase Program
In April 2025, our Board of Directors (the “Board”) approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. The timing and amounts of activity under the share repurchase program will be at management’s discretion. In addition to this share repurchase activity, our capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate our long-term growth plans.
Market and Regional Alignment Initiative
In May 2025, the Board approved a new market and regional alignment initiative and delegated authority to our management to determine the details of the specific actions that will comprise the initiative. This strategic initiative, which is expected to continue through the end of fiscal 2027, is designed to improve operational performance and reduce costs by directing our resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Financial Summary

	Three Months Ended
	June 28, 2025	June 29, 2024	Reported growth

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$321,394	$336,172	(4.4)%
Gross profit	$192,244	$174,924	9.9%
% of net revenues	59.8%	52.0%
Operating expenses	$138,372	$135,168	2.4%
Operating income	$53,872	$39,756	35.5%
% of net revenues	16.8%	11.8%
Interest and other (expense) income, net	$(8,703)	$6,957	(225.1)%
Income before provision for income taxes	$45,169	$46,713	(3.3)%
Provision for income taxes	$11,138	$8,340	33.5%
% of pre-tax income	24.7%	17.9%
Net income	$34,031	$38,373	(11.3)%
% of net revenues	10.6%	11.4%
Net income per share – basic	$0.71	$0.75	(5.3)%
Net income per share – diluted	$0.70	$0.74	(5.4)%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Net revenues decreased 4.4% during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. Revenue decreases in Plasma and Blood Center, primarily driven by the previously announced customer transition of CSL and the divestiture of the Whole Blood product line in fiscal 2025, drove the overall decrease in net revenues, but was partially offset by an increase in Hospital, primarily attributable to the Hemostasis Management product line within the Blood Management Technologies franchise, during the three months ended June 28, 2025.
Operating income increased 35.5% during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The increase during the three months ended June 28, 2025 was primarily due to pricing benefits across all business units and product mix, as well as decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up, partially offset by lower gains on sales of property, plant and equipment.
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

Results of Operations
Net Revenues by Geography

	Three Months Ended
	June 28, 2025	June 29, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
United States	$242,404	$248,902	(2.6)%	—%	(2.6)%
International	78,990	87,270	(9.5)%	2.0%	(11.5)%
Total net revenues	$321,394	$336,172	(4.4)%	0.5%	(4.9)%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 96 countries through a combination of our direct sales force and independent distributors. During the three months ended June 28, 2025, our revenue generated outside the U.S. was 24.6% of total net revenues, as compared with 26.0% during the three months ended June 29, 2024. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen and Euro, relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.
Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Business Unit

	Three Months Ended
	June 28, 2025	June 29, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Plasma
Plasma net revenues	$129,897	$135,910	(4.4)%	0.3%	(4.7)%

Blood Center
Apheresis	51,822	49,094	5.6%	1.2%	4.4%
Whole Blood	17	17,151	(99.9)%	—%	(99.9)%
Blood Center net revenues	51,839	66,245	(21.7)%	1.1%	(22.8)%

Hospital
Interventional Technologies(2)	58,483	63,044	(7.2)%	0.3%	(7.5)%
Blood Management Technologies(3)	81,175	70,973	14.4%	0.6%	13.8%
Hospital net revenues	139,658	134,017	4.2%	0.4%	3.8%

Total net revenues	$321,394	$336,172	(4.4)%	0.5%	(4.9)%
__________
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
(3)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma
Plasma revenue decreased by 4.4% on an as reported basis and by 4.7% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The decrease was driven by lower sales volumes in North America, primarily relating to the previously announced customer transition of CSL Plasma, which was partially offset by pricing benefits, share gains and upfront revenue recognition on execution of a renegotiated long-term software agreement with an existing software customer. We do not expect any North America disposable sales to CSL Plasma in fiscal 2026.
Blood Center
Blood Center revenue decreased by 21.7% on an as reported basis and by 22.8% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The decrease was primarily driven by the divestiture of our Whole Blood product line, which was completed in January 2025.
Hospital
Hospital revenue increased by 4.2% on an as reported basis and by 3.8% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The increase was primarily attributable to the Hemostasis Management product line within the Blood Management franchise, driven by volume growth, which was partially offset by lower volume in the Interventional Technologies franchise.
Gross Profit

	Three Months Ended
	June 28, 2025	June 29, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Gross profit	$192,244	$174,924	9.9%	1.2%	8.7%
% of net revenues	59.8%	52.0%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased by 9.9% on an as reported basis and by 8.7% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The increase was driven primarily by pricing benefits across all business units and product mix, decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up related to the Attune Medical acquisition.
Operating Expenses

	Three Months Ended
	June 28, 2025	June 29, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Research and development	$16,261	$14,449	12.5%	(0.2)%	12.7%
% of net revenues	5.1%	4.3%
Selling, general and administrative	$110,719	$108,248	2.3%	0.4%	1.9%
% of net revenues	34.4%	32.2%
Amortization of acquired intangible assets	$11,392	$12,471	(8.7)%	(0.5)%	(8.2)%
% of net revenues	3.5%	3.7%
Total operating expenses	$138,372	$135,168	2.4%	0.3%	2.1%
% of net revenues	43.1%	40.2%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”

Research and Development
Research and development expenses increased by 12.5% on an as reported basis and by 12.7% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The increase was primarily due to increased headcount as a result of recent acquisitions and continued focus on the development of new products.
Selling, General and Administrative
SG&A expenses increased by 2.3% on an as reported basis and by 1.9% without the effect of foreign exchange during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The increase was primarily driven by lower gains on sales of property, plant and equipment and higher performance-based compensation, partially offset by lower integration and transaction costs and lower freight costs.
Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $11.4 million during the three months ended June 28, 2025, as compared with $12.5 million during the three months ended June 29, 2024. The decrease was primarily due to certain intangible assets becoming fully amortized during fiscal 2025.
Interest and Other (Expense) Income, Net
Interest and other (expense) income, net decreased by $15.7 million during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The decrease was primarily driven by gains recognized in the first quarter of fiscal 2025 on the repurchase of $200.0 million of aggregate principal of the our 0.0% convertible senior notes due in 2026 (the “2026 Notes”). For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate. Our effective tax rate is adversely impacted by non-deductible expenses including executive compensation and is favorably impacted by jurisdictional mix of earnings and research credits generated.
For the three months ended June 28, 2025, we reported income tax expense of $11.1 million, representing an effective tax rate of 24.7%. The effective tax rate for the three months ended June 28, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three months ended June 29, 2024, we reported income tax expense of $8.3 million, representing an effective tax rate of 17.9%. The effective tax rate for the three months ended June 29, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.
The increase in the reported tax rate for the three months ended June 28, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in stock compensation windfall benefits.

Liquidity and Capital Resources
Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 28, 2025	March 29, 2025

	(Dollars in Thousands)
Cash and cash equivalents	$292,898	$306,763
Availability under revolving credit facility	$750,000	$750,000
Working capital	$381,753	$356,862
Current ratio	1.7	1.6
Net debt position(1)	$(931,884)	$(918,025)
Days sales outstanding	56	55
Inventory turnover	1.2	1.4
__________
(1)    Net debt position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our 2026 Notes and 2.5% convertible senior notes due in 2029 (the “2029 Notes”). Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, share repurchases, the market and regional alignment initiative and cash principal and interest payments under our revised credit agreements.
As of June 28, 2025, we had $292.9 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.
Convertible Senior Notes
In the first quarter of fiscal 2025, we used a portion of its proceeds from the 2029 Notes to repurchase $200.0 million of the $500.0 million aggregate principal amount of our 2026 Notes for a total cost of $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of June 28, 2025, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $1.1 million of remaining debt issuance costs, resulting in a net convertible note payable of $298.9 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. Interest expense related to the 2026 Notes was $0.4 million for the three months ended June 28, 2025 which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.6%. For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
As of June 28, 2025, the $700.0 million principal balance of the 2029 Notes was netted down by $13.7 million of remaining debt issuance costs, resulting in a net convertible note payable of $686.3 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. Interest expense related to the 2029 Notes was $5.2 million for the three months ended June 28, 2025 which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.

Credit Facilities
On April 30, 2024, we entered into a second amended and restated credit agreement with certain lenders to refinance our 2022 unsecured credit facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under our 2022 unsecured credit facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on our consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on our consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
At June 28, 2025, $243.8 million was outstanding under the term loan with an effective interest rate of 6.4%. There were no outstanding borrowings under the revolving credit facilities at June 28, 2025. We also had $19.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 28, 2025.
We have scheduled principal payments of $4.7 million required during the remainder of fiscal 2026 related to its term loan.
2025 Share Repurchase Program
In April 2025 our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. This new share repurchase program will help to offset the dilutive impact of recent and future employee equity grants. In addition to this share repurchase activity, our capital allocation strategy continues to prioritize funding of planned internal investments to support the business as well as inorganic opportunities to accelerate our long-term growth plans. Under the share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by our discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time, and we have no obligation to repurchase any amount of our common stock under the program.
Market and Regional Alignment Initiative
In May 2025, our Board approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing Company resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. During the three months ended June 28, 2025, we incurred $2.8 million of restructuring related costs under this initiative. Total cumulative charges under the market and regional alignment initiative are $3.4 million as of June 28, 2025. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Cash Flows

	Three Months Ended
	June 28, 2025	June 29, 2024

	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$17,395	$(27,421)
Investing activities	(33,000)	(139,197)
Financing activities	(2,442)	333,692
Effect of exchange rate changes on cash and cash equivalents(1)	4,182	(1,445)
Net change in cash and cash equivalents	$(13,865)	$165,629
__________
(1)    The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Operating Cash Flows
Net cash provided by operating activities increased by $44.8 million during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash inflows for net income of $34.0 million and increases in non-cash adjustments of $38.8 million, partially offset by unfavorable working capital adjustments of $55.5 million. The fiscal 2025 period included cash inflows for net income of $38.4 million being more than offset by cash outflows for non-cash adjustments related to a $12.6 million gain on the repurchase of convertible senior notes in the first quarter of fiscal 2025, a $14.3 million gain on the sale of property, plant and equipment, and unfavorable working capital adjustments of $79.0 million.
Investing Cash Flows
Net cash used in investing activities decreased by $106.2 million during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows for strategic investments of $18.1 million and non-cash transfers from inventory of $11.5 million. The fiscal 2025 period included cash outflows for the acquisition of Attune Medical of $149.2 million and non-cash transfers from inventory of $4.2 million, partially offset by proceeds from the sale of property, plant and equipment of $20.4 million.
Financing Cash Flows
Net cash provided by financing activities decreased by $336.1 million during the three months ended June 28, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows for repayments of term loan borrowings and employee equity award settlements. The fiscal 2025 period included cash inflows relating to proceeds from the sale of the 2029 Notes of $700.0 million and proceeds from term loan borrowings of $250.0 million, partially offset by cash outflows for the repurchase of a portion of the 2026 Notes of $185.5 million, capped call purchases of $88.2 million, term loan redemptions of $262.5 million, payments on the revolving credit facility of $50.0 million, and debt issuance costs of $23.1 million.
Recent Accounting Pronouncements
Refer to Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.
Cautionary Statement Regarding Forward-Looking Information
Certain statements that we make from time to time, including statements contained in this Quarterly Report on Form 10-Q and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “foresees,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; our strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impacts of acquisitions or dispositions; and market position and expenditures.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to uncertainties, risks and changes that are difficult to predict and many of which are outside of our control. Investors should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in its forward-looking statements. Investors are therefore cautioned not to rely on these forward-looking statements.
The following are some important factors that could cause our actual results to differ from our expectations in any forward-looking statements. For further discussion of these and other factors, see Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K.
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
•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, including our acquisitions of OpSens Inc. and Attune Medical, divestitures or other strategic investments by us may not be realized or may take longer to realize than expected;
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
•The impact of changes in U.S. and international tax laws, including with respect to the OBBBA;
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
•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net revenues, expenses and resulting margins;

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
Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and in Item 1A. “Risk Factors” in our Annual Report on Form 10-K to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposures relative to market risk are due to foreign exchange risk, interest rate risk, concentration of credit risk and investment risk.
Foreign Exchange Risk
During the three months ended June 28, 2025 and June 29, 2024, 24.6% and 26.0% of our sales were generated outside the U.S., respectively, generally in foreign currencies, yet our reporting currency is the U.S. Dollar. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen and Euro, and to a lesser extent Canadian Dollar, Swiss Franc and Mexican Peso. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts into the future, rates are fixed at the time of execution; thereby facilitating financial planning and resource allocation. Hedges are executed on a rolling basis over an 18-month horizon, informed by forecasted net income exposures. Both forecasted exposures and active hedges are reviewed periodically throughout the year to ensure effective and efficient mitigation of foreign currency exchange rate risk. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results. We do not use forward foreign currency contracts for speculative or trading activities.

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of June 28, 2025, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $6.4 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $7.9 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of June 28, 2025 was $243.8 million with an effective interest rate of 6.4% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of June 28, 2025, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $203.2 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.
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
Investment Risk
As part of our business development activities, we have made private loans and hold strategic investments in privately held entities, including preferred stock and a special share. The special share allows us to acquire the related entity in accordance with an agreement between the parties. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. There is also a risk that we could lose all or a substantial portion of our investment in these privately held entities depending on their solvency and ability to achieve their business objectives. As of June 28, 2025, our strategic investments in privately held entities total $80.9 million and they are classified as other long-term assets on our condensed consolidated balance sheets. We did not record any adjustments to the carrying value of strategic investments for the three months ended June 28, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, as of June 28, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information on the Company’s share repurchases during the first quarter of fiscal 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)

	(Dollars in Thousands, Except Shares and Per Share Data)
March 30, 2025 – April 26, 2025	363,886	(2)	363,886	—
April 27, 2025 – May 24, 2025	—	—	—	—
May 25, 2025 – June 28, 2025	—	—	—	—
Total	363,886		363,886
__________
(1)    In August 2022, our Board approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the 2022 share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.
(2)    In April 2025, the Company completed a $150.0 million repurchase of its common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Goldman Sachs & Co. in February 2025. The total number of shares repurchased under the ASR was 2,386,131 at an average price per share upon final settlement of $62.86. As of March 29, 2025, the Company had fully funded the $300.0 million authorization under its 2022 share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 28, 2025, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1*	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (AAGR) (adopted fiscal 2026) (1).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 28, 2025 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

HAEMONETICS CORPORATION

August 7, 2025	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)