Form 10-Q
period 2025-09-27
HAEMONETICS CORP
filed 2025-11-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐No ☒
The number of shares of $0.01 par value common stock outstanding as of October 31, 2025: 46,809,672.

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars and Shares in Thousands, Except Per Share Data)
Net revenues	$327,315	$345,511	$648,709	$681,683
Cost of goods sold	132,571	158,074	261,721	319,322
Gross profit	194,744	187,437	386,988	362,361
Operating expenses:
Research and development	14,872	14,139	31,133	28,588
Selling, general and administrative	101,615	106,946	212,334	215,194
Amortization of acquired intangible assets	11,182	12,264	22,574	24,735
Impairment of intangible assets	8,584	2,391	8,584	2,391
Total operating expenses	136,253	135,740	274,625	270,908
Operating income	58,491	51,697	112,363	91,453
Interest and other expense, net	(7,206)	(6,993)	(15,909)	(36)
Income before provision for income taxes	51,285	44,704	96,454	91,417
Provision for income taxes	12,601	10,873	23,739	19,213
Net income	$38,684	$33,831	$72,715	$72,204

Net income per common share:
Basic	$0.81	$0.66	$1.52	$1.42
Diluted	$0.81	$0.66	$1.51	$1.40

Weighted average shares outstanding
Basic	47,590	50,898	47,850	50,920
Diluted	47,664	51,240	48,009	51,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Net income	$38,684	$33,831	$72,715	$72,204

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(4,419)	12,197	14,888	4,854
Unrealized gain (loss) on cash flow hedges, net of tax	336	(4,015)	(184)	(3,316)
Reclassifications into earnings of cash flow hedge gains, net of tax	(206)	(79)	(151)	(470)
Other comprehensive (loss) income	(4,289)	8,103	14,553	1,068
Comprehensive income	$34,395	$41,934	$87,268	$73,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 27, 2025	March 29, 2025

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$296,426	$306,763
Accounts receivable, less allowance for credit losses of $6,247 as of September 27, 2025 and $6,300 as of March 29, 2025	207,066	202,657
Inventories, net	336,206	365,141
Prepaid expenses and other current assets	59,984	60,414
Total current assets	899,682	934,975
Property, plant and equipment, net	292,476	284,052
Intangible assets, less accumulated amortization of $339,593 as of September 27, 2025 and $316,313 as of March 29, 2025	428,357	455,743
Goodwill	606,101	604,269
Deferred tax asset	7,571	7,803
Other long-term assets	207,969	164,106
Total assets	$2,442,156	$2,450,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$304,335	$303,558
Accounts payable	61,691	66,999
Accrued payroll and related costs	48,269	59,423
Other current liabilities	134,023	148,133
Total current liabilities	548,318	578,113
Long-term debt	920,393	921,230
Deferred tax liability	58,201	62,575
Other long-term liabilities	66,071	68,194
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 46,747,381 shares as of September 27, 2025 and 48,215,899 shares as of March 29, 2025	467	482
Additional paid-in capital	552,914	523,264
Retained earnings	336,323	352,174
Accumulated other comprehensive loss	(40,531)	(55,084)
Total stockholders’ equity	849,173	820,836
Total liabilities and stockholders’ equity	$2,442,156	$2,450,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	64,884	1	3,475	—	—	3,476
Exercise of stock options	9,141	—	698	(236)	—	462
Shares repurchased	(363,886)	(4)	26,051	(26,047)	—	—
Issuance of restricted stock, net of cancellations	250,532	3	(3)	—	—	—
Tax withholding on employee equity awards	(17,847)	—	(783)	(3,876)	—	(4,659)
Share-based compensation expense	—	—	9,312	—	—	9,312
Net income	—	—	—	34,031	—	34,031
Other comprehensive income	—	—	—	—	18,842	18,842
Balance, June 28, 2025	48,158,723	$482	$562,014	$356,046	$(36,242)	$882,300
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	857	—	74	(11)	—	63
Shares repurchased, including excise tax	(1,430,579)	(14)	(16,759)	(58,387)	—	(75,160)
Issuance of restricted stock, net of cancellations	18,626	(1)	—	—	—	(1)
Tax withholding on employee equity awards	(246)	—	(4)	(9)	—	(13)
Share-based compensation expense	—	—	7,589	—	—	7,589
Net income	—	—	—	38,684	—	38,684
Other comprehensive loss	—	—	—	—	(4,289)	(4,289)
Balance, September 27, 2025	46,747,381	$467	$552,914	$336,323	$(40,531)	$849,173

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 30, 2024	50,787,859	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	46,860	—	3,441	—	—	3,441
Exercise of stock options	73,270	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280,290	3	(3)	—	—	—
Tax withholding on employee equity awards	(35,393)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,152,886	$512	$560,881	$386,642	$(42,667)	$905,368
Exercise of stock options	4,533	—	515	(264)	—	251
Shares repurchased, including excise tax	(799,148)	(8)	(23,839)	(51,394)	—	(75,241)
Issuance of restricted stock, net of cancellations	22,856	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(39)	(279)	—	(318)
Share-based compensation expense	—	—	6,857	—	—	6,857
Net income	—	—	—	33,831	—	33,831
Other comprehensive income	—	—	—	—	8,103	8,103
Balance, September 28, 2024	50,381,127	$504	$544,375	$368,536	$(34,564)	$878,851
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$72,715	$72,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,013	58,353
Amortization of fair value inventory step-up	4,491	8,978
Share-based compensation expense	16,901	14,485
Impairment of intangible assets	8,584	2,391
Gain on repurchase of convertible senior notes, net	—	(12,600)
Gains on sales of property, plant and equipment	(318)	(14,412)
Deferred income taxes	(3,956)	(6,176)
Other non-cash operating activities	2,679	4,523
Change in operating assets and liabilities:
Change in accounts receivable	(3,702)	(1,608)
Change in inventories	25,058	(47,008)
Change in prepaid income taxes	3,136	(3,713)
Change in other assets and other liabilities	(23,688)	(13,890)
Change in accounts payable and accrued expenses	(30,197)	(40,125)
Net cash provided by operating activities	128,716	21,402
Cash Flows from Investing Activities:
Capital expenditures	(8,770)	(15,089)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(29,149)	(6,754)
Acquisitions	—	(150,906)
Proceeds from sale of property, plant and equipment	417	20,551
Other investments	(25,966)	(10,366)
Net cash used in investing activities	(63,468)	(162,564)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	700,000
Repurchase of convertible senior notes	—	(185,500)
Purchase of capped call related to convertible notes	—	(88,200)
Term loan borrowings	—	250,000
Term loan redemption	—	(262,500)
Payments on revolving facility	—	(50,000)
Repayment of term loan borrowings	(3,125)	(1,563)
Debt issuance costs	—	(23,135)
Share repurchases	(75,000)	(75,000)
Proceeds from employee stock purchase plan	3,476	3,441
Proceeds from exercise of stock options	525	1,212
Cash used to net share settle employee equity awards	(4,795)	(9,794)
Other financing activities	(75)	(73)
Net cash (used in) provided by financing activities	(78,994)	258,888
Effect of exchange rates on cash and cash equivalents	3,409	2,757
Net Change in Cash and Cash Equivalents	(10,337)	120,483
Cash and Cash Equivalents at Beginning of Period	306,763	178,800
Cash and Cash Equivalents at End of Period	$296,426	$299,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 27, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2026 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 29, 2025.
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
In July 2025, the FASB issued ASC Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326). ASC Update No. 2025-05 introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASC Update No. 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The updated guidance is effective for fiscal years beginning December 15, 2025, with early adoption permitted. ASC Update No. 2025-05 is applicable to Haemonetics beginning with the fiscal 2027 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures. The guidance can be applied on a prospective basis with the option to apply the standard retrospectively.
In September 2025, the FASB issued ASC Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software. ASC Update No. 2025-06 eliminates references to development stages in the capitalization guidance and requires costs to be capitalized once management authorizes funding and will be completed and used as intended. The updated guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2025-06 is applicable to Haemonetics beginning with the fiscal 2029 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures. The guidance can be applied on a prospective basis with the option to apply the standard retrospectively.

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
As part of the sale, the Company entered into a Transition Services Agreement (“TSA”) with GVS to ensure a smooth transition of business operations. Under the TSA, the Company will continue to provide certain regulatory, quality, logistical and operational support services to GVS for a maximum period of 36 months following the transaction closing to facilitate GVS's integration of the acquired business. Under the TSA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded other income and expenses, net related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three and six months ended September 27, 2025.
In addition to the TSA, Haemonetics and GVS entered into a Contract Manufacturing Agreement (“CMA”), under which Haemonetics will continue to manufacture certain whole blood filtration products for GVS for a maximum term of 18 months. The CMA allows GVS to gradually transition manufacturing operations while ensuring supply continuity for customers. Under the CMA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded other income and expenses, net related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three and six months ended September 27, 2025.
Strategic Investments
As part of the Company’s business development activities, it holds strategic investments in certain entities. As of September 27, 2025, the Company has made total investments and loans in Vivasure Medical Limited (“Vivasure”) of €63.0 million, or $73.7 million, and €45.0 million, or $48.7 million, as of March 29, 2025. The investments include preferred stock and a special share that allows the Company to acquire Vivasure in accordance with an agreement between the parties. In addition, the Company has made certain other strategic investments totaling $14.9 million as of September 27, 2025 and $12.9 million as of March 29, 2025. The Company’s strategic investments are classified as other long-term assets on the Company’s condensed consolidated balance sheets and the Company has not recorded any material adjustments to the carrying value of the Company’s strategic investments during the three and six months ended September 27, 2025 and September 28, 2024.
4. REVENUE
As of September 27, 2025, the Company had $35.5 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 84% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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

As of September 27, 2025 and March 29, 2025, the Company had contract liabilities of $48.3 million and $43.3 million, respectively. During the three and six months ended September 27, 2025, the Company recognized $9.9 million and $24.9 million of revenue, respectively, that was included in the above March 29, 2025 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheets. As of September 27, 2025 and March 29, 2025, the Company’s contract assets were $6.7 million and $11.6 million, respectively.
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
Operational Excellence Program
In July 2019, the Board of Directors of the Company (the “Board”) approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the details of the initiatives that will comprise the 2020 Program. During fiscal 2022, the Company revised the 2020 Program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The 2020 Program is closed as of March 29, 2025. Under the 2020 Program, during the three and six months ended September 27, 2025, the Company recognized reversals of previously incurred costs of de minimis and $0.1 million, respectively, as compared with restructuring and restructuring related costs incurred of $1.7 million and $4.1 million, respectively, during the three and six months ended September 28, 2024. Total cumulative charges under the 2020 Program were $84.7 million through March 29, 2025.
Portfolio Rationalization Initiatives
In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. These portfolio rationalization initiatives are closed as of March 29, 2025. Under these initiatives, during the three and six months ended September 27, 2025, the Company recognized reversals of previously incurred costs of $0.5 million and $1.9 million, respectively, as compared with restructuring and restructuring related costs incurred of $4.7 million and $9.4 million, respectively, during the three and six months ended September 28, 2024. Total cumulative charges under the portfolio rationalization initiatives are $25.1 million through September 27, 2025.
Market and Regional Alignment Initiative
In May 2025, the Board approved a new market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. Initial actions related to this initiative were approved by the Board in January 2025, resulting in restructuring related costs during the fourth quarter of fiscal 2025. Under this initiative, during the three and six months ended September 27, 2025, the Company incurred $0.7 million and $3.4 million, respectively, of restructuring related costs under this initiative. Total cumulative charges under the market and regional alignment initiative are $4.0 million as of September 27, 2025.
The following table summarizes the activity for restructuring reserves related to the 2020 Program, the portfolio rationalization initiatives and the market and regional alignment initiative for the six months ended September 27, 2025, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	2020 Program	Portfolio Rationalization	Market and Regional Alignment	Total

	(Dollars in Thousands)
Balance as of March 29, 2025	$290	$2,735	$—	$3,025
Costs incurred, net of reversals	(67)	(1,908)	3,445	1,470
Payments	(182)	(123)	(2,010)	(2,315)
Balance as of September 27, 2025	$41	$704	$1,435	$2,180

The following presents the net restructuring costs by line item within the Company’s accompanying unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Cost of goods sold	$(141)	$3,765	$(526)	$8,131
Research and development	349	—	1,034	(12)
Selling, general and administrative expenses	(4)	1,027	962	1,295
Total	$204	$4,792	$1,470	$9,414
As of September 27, 2025, the Company had a restructuring liability of $2.2 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under FASB ASC Topic 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The tables below present restructuring and restructuring related costs by reportable segment:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Restructuring costs
Plasma	$(77)	$144	$491	$207
Blood Center	(338)	2,393	(1,358)	3,556
Hospital	540	333	1,116	630
Corporate	79	1,922	1,221	5,021
Total	$204	$4,792	$1,470	$9,414

Restructuring related costs
Plasma	$—	$51	$9	$226
Blood Center	—	46	—	89
Hospital	—	—	—	108
Corporate	54	1,474	103	3,666
Total	$54	$1,571	$112	$4,089

Total restructuring and restructuring related costs	$258	$6,363	$1,582	$13,503
6. INCOME TAXES
The Company conducts business globally and reports its results of operations in a number of foreign jurisdictions in addition to the United States. The Company’s reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which it operates have tax rates that differ from the U.S. statutory tax rate. The Company’s effective tax rate is adversely impacted by non-deductible expenses including executive compensation and is favorably impacted by the jurisdictional mix of earnings and research credits generated.
For the three and six months ended September 27, 2025, the Company reported income tax expense of $12.6 million and $23.7 million, respectively, representing effective tax rates of 24.6% in each period. The effective tax rate for the three months ended September 27, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls. The effective tax rate for the six months ended September 27, 2025 includes $0.2 million of discrete tax expense, primarily related to stock compensation shortfalls.

For the three and six months ended September 28, 2024, the Company reported income tax expense of $10.9 million and $19.2 million, respectively, representing effective tax rates of 24.3% and 21.0%, respectively. The effective tax rate for the three months ended September 28, 2024 includes an immaterial discrete tax benefit. The effective tax rate for the six months ended September 28, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.
The reported tax rate for the three months ended September 27, 2025, compared to the same period in fiscal 2025, was relatively consistent. The increase in the reported tax rate for the six months ended September 27, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in net stock compensation windfall benefits.
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company has accounted for the impact of the OBBBA on the Company’s consolidated financial statements, and has determined that it has no material impact on the reported tax rate in the current year.
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars and Shares in Thousands, Except Per Share Data)
Net income	$38,684	$33,831	$72,715	$72,204

Basic weighted average shares outstanding	47,590	50,898	47,850	50,920
Dilutive net effect of common stock equivalents	74	342	159	482
Diluted weighted average shares	47,664	51,240	48,009	51,402

Net income per share
Basic	$0.81	$0.66	$1.52	$1.42
Diluted	$0.81	$0.66	$1.51	$1.40

Anti-dilutive shares excluded from the calculation	1,134	795	1,041	765
Basic earnings per share is calculated using the Company’s weighted average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the applicable initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion values of both the convertible senior notes.
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
In August 2025, the Company entered into an ASR with Citibank N.A. (“Citibank”) to repurchase $75.0 million of the Company’s common stock. Pursuant to the terms of the ASR, in August 2025, the Company paid Citibank $75.0 million in cash and received an initial delivery of 1,113,586 shares of the Company's common stock representing 80% of the notional amount of the ASR. The ASR was completed in September 2025 within the second quarter of fiscal 2026, and 316,993 additional shares were delivered upon settlement. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of September 27, 2025, the total remaining authorization for repurchases of the Company's common stock under the 2025 share repurchase program was $425.0 million.
8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
Raw materials	$114,206	$128,574
Work-in-process	16,240	14,956
Finished goods	205,760	221,611
Total	$336,206	$365,141
9. PROPERTY, PLANT AND EQUIPMENT

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
Land	$2,199	$1,985
Building and building improvements	109,584	105,079
Plant equipment and machinery	186,970	181,825
Office equipment and information technology	132,105	130,924
Haemonetics equipment	362,521	395,152
Construction in progress	21,930	22,229
Property, plant and equipment, at cost	815,309	837,194
Less: accumulated depreciation	(522,833)	(553,142)
Property, plant and equipment, net	$292,476	$284,052
During the three and six months ended September 27, 2025, depreciation expense was $15.5 million and $30.9 million, respectively. During the three and six months ended September 28, 2024, depreciation expense was $15.0 million and $29.6 million, respectively.

10. LEASES
Lessor Activity
Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents approximately three percent of the Company’s total net revenues during both the three and six months ended September 27, 2025.
11. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for fiscal 2026 are as follows:

	Plasma	Blood Center	Hospital	Total

	(Dollars in Thousands)
Carrying amount as of March 29, 2025	$29,043	$26,967	$548,259	$604,269
Currency translation	—	123	1,709	1,832
Carrying amount as of September 27, 2025	$29,043	$27,090	$549,968	$606,101
The gross carrying amount of intangible assets and the related accumulated amortization as of September 27, 2025 and March 29, 2025 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

September 27, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$509,111	$174,864	$334,247	12.1
Customer contracts and related relationships	137,366	74,105	63,261	12.6
Capitalized software	94,135	79,435	14,700	6.7
Patents and other	7,468	4,348	3,120	10.0
Trade names	16,082	6,841	9,241	12.3
Total	$764,162	$339,593	$424,569

Non-amortizable:
In-process software development	$3,788
Total	$3,788

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

March 29, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$506,143	$156,123	$350,020	12.1
Customer contracts and related relationships	135,561	70,842	64,719	12.6
Capitalized software	85,528	76,185	9,343	6.9
Patents and other	19,678	6,796	12,882	8.5
Trade names	15,955	6,367	9,588	12.3
Total	$762,865	$316,313	$446,552

Non-amortizable:
In-process software development	$9,190
Total	$9,190
In the second quarter of fiscal 2026, the Company recorded an intangible asset impairment charge of $8.6 million related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables within the Hospital business unit, as acquired from HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) in fiscal 2021. The impairment charge was the result of lower revenue projections of the HemoAssay devices and disposables. The fair value as September 27, 2025 was $1.6 million with a useful life of 5 years. We calculated the fair value of the HemoAssay intangible assets as the present value of estimated future cash flows we expect to generate from the assets based on estimates and assumptions about future revenues, costs and the remaining useful lives of the assets.
During the second quarter of fiscal 2026, we performed an impairment analysis for certain other amortizable intangible assets based on undiscounted cash flows and concluded those assets were not impaired. We will continue to review intangible assets subject to amortization for impairment indicators in future periods in accordance with our normal review processes.
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names.
During the three and six months ended September 27, 2025, amortization expense was $12.8 million and $26.1 million, respectively. During the three and six months ended September 28, 2024, amortization expense was $14.2 million and $28.7 million, respectively.
Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of Fiscal 2026	$24,914
Fiscal 2027	$48,158
Fiscal 2028	$46,382
Fiscal 2029	$45,135
Fiscal 2030	$43,873

12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
Convertible notes, net of financing fees	$986,420	$983,951
Term loan, net of financing fees	237,550	240,028
Other borrowings	758	809
Total debt	1,224,728	1,224,788
Less: current portion	(304,335)	(303,558)
Long-term debt	$920,393	$921,230
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
On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2026 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The conversion rate for the 2026 Notes is 5.7033 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $175.34 per share of the Company’s common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its 2026 Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture. As of September 27, 2025, there have been no conversions of the 2026 Notes, which are classified as short-term debt on the Company’s condensed consolidated balance sheets.

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
As of September 27, 2025, the $300.0 million principal balance was netted down by $0.7 million of remaining debt issuance costs, resulting in a net convertible note payable of $299.3 million. Interest expense related to the 2026 Notes was $0.4 million and $0.8 million, respectively, for the three and six months ended September 27, 2025, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.6%.
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

During the second quarter of fiscal 2026, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of September 27, 2025 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As of September 27, 2025, the $700.0 million principal balance was netted down by $12.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $687.1 million. Interest expense related to the 2029 Notes was $5.2 million and $10.4 million, respectively, for the three and six months ended September 27, 2025, which includes nominal interest expense and the amortization of the debt issuance costs. The nominal interest rate is 2.5% and the remaining debt issuance costs are amortized at an effective interest rate of 3.0%.
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
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three and six months ended September 27, 2025, the Company recognized $4.3 million and $8.5 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities. During the three and six months ended September 28, 2024, the Company recognized $4.9 million and $12.0 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.
As of September 27, 2025, $242.2 million was outstanding under the term loan with an effective interest rate of 6.4%, which was netted down by the $4.6 million of remaining debt discount, resulting in a net note payable of $237.6 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following September 27, 2025. There were no outstanding borrowings under the revolving credit facilities as of September 27, 2025. The Company also had $19.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 27, 2025.
The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of September 27, 2025.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Remainder of Fiscal 2026	$303,153
Fiscal 2027	$7,873
Fiscal 2028	$12,563
Fiscal 2029	$18,817
Fiscal 2030	$900,072
Thereafter	$469
13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. During the three and six months ended September 27, 2025, 26.6% and 25.6%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.
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
Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of September 27, 2025 and March 29, 2025 were cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $77.0 million as of September 27, 2025 and $23.6 million as of March 29, 2025. As of September 27, 2025, a gain of $1.5 million, net of tax, will be reclassified to earnings within the next eighteen months. Substantially all currency cash flow hedges outstanding as of September 27, 2025 mature within eighteen months.

Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $118.3 million as of September 27, 2025 and $89.6 million as of March 29, 2025.
Interest Rate Swaps
Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.
To mitigate the interest rate risk on the Company’s senior unsecured term loan, in September 2022, the Company entered into four interest rate swaps, two of which expired in June 2023 and the remaining two were amended and extended in September 2024 and mature in April 2029. The amendment and extension of the two interest rate swaps did not have a material impact on the condensed consolidated financial statements.
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
The Company held the following interest rate swaps as of September 27, 2025:

Hedged Item	Original Notional Amount	Notional Amount as of September 27, 2025	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Asset Fair Value

	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$101,633	9/27/2024	9/30/2024	4/30/2029	3.3%	$59
1-month USD Term SOFR	109,900	100,259	9/27/2024	9/30/2024	4/30/2029	3.3%	156
Total	$219,800	$201,892					$215
For the six months ended September 27, 2025, the Company recognized a loss on the interest rate swaps to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges of $1.6 million, net of tax, in accumulated other comprehensive loss (“AOCL”) within the condensed consolidated balance sheets.
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

The following is a roll forward of the allowance for credit losses:

Allowance for Credit Losses (Recoveries)
(Dollars in Thousands)
Balance as of March 29, 2025	$6,300
Credit loss	760
Recoveries	(813)
Balance as of September 27, 2025	$6,247
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
Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income for the six months ended September 27, 2025:

Derivative Instruments	Amount of Gain (Loss) Recognized in AOCL	Amount of (Loss) Gain Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings

	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$1,485	$(153)	Net revenues, cost of goods sold and SG&A	$1,246	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(5,872)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(1,670)	$2	Interest and other expense, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of September 27, 2025 or March 29, 2025. As of September 27, 2025, there were no material deferred taxes recognized for designated foreign currency hedges.

ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 27, 2025, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.
The following tables present the fair value of the Company’s derivative instruments as they appear in its condensed consolidated balance sheets as of September 27, 2025 and March 29, 2025:

	Classification	September 27, 2025	March 29, 2025

		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$1,025	$193
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	447	85
Designated interest rate swaps	Prepaid expenses and other current assets	637	1,305
Designated interest rate swaps	Other long-term assets	—	1,020
Total		$2,109	$2,603

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$(5,454)	$471
Non-designated foreign currency hedge contracts	Other current liabilities	(28)	25
Designated interest rate swaps	Other long-term liabilities	422	—
Total		$(5,060)	$496
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 27, 2025 and March 29, 2025.

	September 27, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$138,619	$—	$—	$138,619
Designated foreign currency hedge contracts	—	1,025	—	1,025
Non-designated foreign currency hedge contracts	—	447	—	447
Designated interest rate swaps	—	637	—	637
Total	$138,619	$2,109	$—	$140,728

Liabilities
Designated foreign currency hedge contracts	$—	$(5,454)	$—	$(5,454)
Non-designated foreign currency hedge contracts	—	(28)	—	(28)
Designated interest rate swaps	—	422	—	422
Contingent consideration	—	—	2,089	2,089
Total	$—	$(5,060)	$2,089	$(2,971)

	March 29, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$158,916	$—	$—	$158,916
Designated foreign currency hedge contracts	—	193	—	193
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	2,325	—	2,325
Total	$158,916	$2,603	$—	$161,519

Liabilities
Designated foreign currency hedge contracts	$—	$471	$—	$471
Non-designated foreign currency hedge contracts	—	25	—	25
Contingent consideration	—	—	2,278	2,278
Total	$—	$496	$2,278	$2,774
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
The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value as of
	September 27, 2025	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$1,547	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payments	2026 - 2028
Event-based payment	$542	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payment	2026 - 2028

The fair value of contingent consideration associated with acquisitions was $2.1 million as of September 27, 2025 and the total was included in other long-term liabilities on the condensed consolidated balance sheets.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance as of March 29, 2025	$2,278
Payment of contingent consideration	(9)
Change in fair value	(180)
Balance as of September 27, 2025	$2,089
Other Fair Value Disclosures
The fair values of the 2026 Notes and 2029 Notes were $293.6 million and $645.1 million, respectively, as of September 27, 2025, and $286.3 million and $668.4 million, respectively, as of March 29, 2025, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.
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
During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of Haemonetics, and Haemonetics (1:24-cv-00206-CFC). The complaint alleged, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor technology, infringed a single patent held by the Plaintiffs and sought both injunctive relief and damages. The Company recorded loss contingencies related to this matter in the first and fourth quarters of fiscal 2025 and in the first quarter of fiscal 2026, which did not have a material impact on its condensed consolidated financial statements. In the second quarter of fiscal 2026, the parties entered into a final confidential settlement agreement to resolve the matter, which the court approved, and the Company recorded an immaterial additional loss contingency relating to final settlement of the matter.
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. While the Company will incur costs in the course of pursuing this claim, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business. On June 26, 2025, Terumo filed a motion to dismiss. On July 17, 2025 and August 12, 2025, the Company filed amended complaints, which added recently issued patents. On September 2, 2025, Terumo filed a partial motion to dismiss the Company’s complaint with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101 for claiming non-patentable subject matter. Terumo has also filed inter partes review petitions with the U.S. Patent and Trademark Office (PTO) seeking to invalidate certain asserted patents and has also initiated post grant review proceedings against certain other asserted patents. The petitions have not yet been acted upon by the PTO.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. In October 2025, the Company filed an amended complaint to add Fenwal Inc. and Fresenius Kabi AG as parties to the matter. While the Company will incur costs in the course of pursuing this claim, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business.

15. CAPITAL STOCK
Share-Based Compensation
Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight-line basis, is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Selling, general and administrative expenses	$6,577	$6,608	$14,611	$13,021
Research and development	533	(189)	1,207	637
Cost of goods sold	479	438	1,083	827
	$7,589	$6,857	$16,901	$14,485
Stock Options
Options are granted to purchase common stock at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four-year period for employees. Options expire not more than seven-years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.
A summary of stock option activity for the six months ended September 27, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

	(Dollars in Thousands, Except Share and Per Share Data)
Outstanding as of March 29, 2025	993,587	$81.75	3.5	$2,249
Granted	224,048	$70.14
Exercised	(14,319)	$57.11
Forfeited/Canceled	(125,582)	$90.45
Outstanding as of September 27, 2025	1,077,734	$78.66	3.9	$—
Exercisable as of September 27, 2025	643,092	$79.34	2.6	$—
Vested or expected to vest as of September 27, 2025	974,285	$78.80	4.2	$—
As of September 27, 2025, there was $13.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.9 years.
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
A summary of RSU activity for the six months ended September 27, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	303,003	$81.27
Granted	218,066	$70.70
Vested	(152,899)	$78.25
Forfeited	(13,751)	$80.99
Unvested as of September 27, 2025	354,419	$76.08

As of September 27, 2025, there was $21.7 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 2.1 years.
Performance Share Units
The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on (i) relative total shareholder return (“rTSR”), which equals the total shareholder return for the Company as compared with the total shareholder return of a PSU comparison group and; (ii) the average annual organic revenue growth rate (“AAGR”) of the Company, both of which are measured over a three-year performance period. For outstanding rTSR-based PSUs, the comparison group for awards granted prior to fiscal 2026 consists of the components of the Standard and Poor’s (“S&P”) MidCap 400 Index and for awards granted in fiscal 2026 consists of the components of the S&P Health Care Equipment Select Industry Index. Depending on the Company’s performance under the above-mentioned PSU awards during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200% of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout for rTSR-based PSU awards will be capped at 100% of the target award, regardless of the Company’s performance relative to the comparison group. As a result, the Company may issue up to 742,190 shares related to outstanding performance-based awards.
A summary of PSU activity for the six months ended September 27, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	335,843	$112.10
Granted(1)	220,349	$87.47
Vested(2)	(162,066)	$84.96
Forfeited	(23,031)	$120.22
Unvested as of September 27, 2025	371,095	$108.59
__________
(1)    Includes 35,443 shares issued for awards vested during fiscal 2026 based on achievement of performance metrics.
(2)    Includes the vesting of 162,066 shares that were earned for rTSR-based PSU awards granted in fiscal 2023 for performance periods ending during fiscal 2026, based on actual rTSR of 128%.
As of September 27, 2025, there was $26.2 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 2.1 years.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCL, net of tax, are as follows:

	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total

	(Dollars in Thousands)
Balance as of March 29, 2025	$(56,248)	$1,149	$15	$(55,084)
Other comprehensive income (loss) before reclassifications(1)	14,888	—	(184)	14,704
Amounts reclassified from AOCL(1)	—	—	(151)	(151)
Balance as of September 27, 2025	$(41,360)	$1,149	$(320)	$(40,531)
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

Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Net revenues:
Plasma	$125,364	$138,561	$255,261	$274,471
Blood Center	56,454	68,528	108,293	134,773
Hospital	145,497	138,422	285,155	272,439
Total net revenues	$327,315	$345,511	$648,709	$681,683

Significant segment expenses and operating performance:
Plasma
Cost of goods sold	$53,019	$65,726	$102,936	$131,064
Selling, general and administrative	24,761	25,262	50,959	50,392
Research and development	4,993	3,147	10,490	6,866
Plasma operating income	$42,591	$44,426	$90,876	$86,149
Blood Center
Cost of goods sold	$26,948	$36,311	$52,896	$72,491
Selling, general and administrative	13,504	15,202	27,186	30,804
Research and development	1,177	1,213	2,496	2,897
Blood Center operating income	$14,825	$15,802	$25,715	$28,581
Hospital
Cost of goods sold	$49,318	$47,706	$99,534	$96,391
Selling, general and administrative	57,966	58,806	120,289	119,996
Research and development	8,352	8,633	17,094	16,256
Hospital operating income	$29,861	$23,277	$48,238	$39,796
Corporate and unallocated expenses
Amortization of acquired intangible assets	$(13,237)	$(16,003)	$(27,065)	$(33,713)
Acquisition, integration and divestiture related costs	(1,520)	(882)	(4,202)	(13,205)
Restructuring and restructuring related costs	(258)	(6,363)	(1,582)	(13,503)
Digital transformation costs	(5,054)	(4,858)	(10,409)	(11,203)
Other(1)	(8,717)	(3,702)	(9,208)	8,551
Operating income	58,491	51,697	112,363	91,453
Interest and other expense, net	(7,206)	(6,993)	(15,909)	(36)
Income before provision for income taxes	$51,285	$44,704	$96,454	$91,417
__________
(1)    Comprised of litigation-related charges, impairment of intangible assets, and remeasurement of contingent consideration for the three and six months ended September 27, 2025. Comprised of MDR and IVDR costs, litigation-related charges, gains on sale of property, plant and equipment, and impairment of intangible assets for the three and six months ended September 28, 2024.

Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Plasma
Plasma net revenues	$125,364	$138,561	$255,261	$274,471

Blood Center
Apheresis	56,065	54,332	107,887	103,426
Whole Blood	389	14,196	406	31,347
Blood Center net revenues	56,454	68,528	108,293	134,773

Hospital
Interventional Technologies	59,073	61,923	117,556	124,967
Blood Management Technologies	86,424	76,499	167,599	147,472
Hospital net revenues	145,497	138,422	285,155	272,439

Total net revenues	$327,315	$345,511	$648,709	$681,683
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Plasma	$12,033	$12,032	$24,186	$23,948
Blood Center	1,849	2,737	3,608	6,190
Hospital	14,373	14,448	29,219	28,215
Total depreciation and amortization (excluding impairment charges)	$28,255	$29,217	$57,013	$58,353
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
Plasma	$204,258	$189,833
Blood Center	39,455	40,337
Hospital	55,304	53,882
Total long-lived assets	$299,017	$284,052
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
United States	$223,664	$217,212
Japan	1,195	1,250
Europe	25,292	20,024
Rest of Asia	30,940	28,705
Other	17,926	16,861
Total long-lived assets	$299,017	$284,052

Net revenues by operating regions are as follows:

	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
United States	$240,089	$256,061	$482,493	$504,963
Japan	18,011	16,424	31,659	30,129
Europe	42,965	41,991	83,847	89,216
Rest of Asia	22,567	25,768	44,215	45,551
Other	3,683	5,267	6,495	11,824
Total net revenues	$327,315	$345,511	$648,709	$681,683

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
Recent Developments
Accelerated Share Repurchase
In August 2025, in accordance with our previously announced three-year share repurchase program, we entered into an accelerated share repurchase agreement (“ASR”) with Citibank N.A. (“Citibank”) to repurchase $75.0 million of our common stock. Pursuant to the terms of the ASR, in August 2025, we paid Citibank $75.0 million in cash and received an initial delivery of 1,113,586 shares of our common stock representing 80% of the notional amount of the ASR. The ASR was completed in September 2025 within the second quarter of fiscal 2026, and 316,993 additional shares were delivered upon settlement. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of September 27, 2025, the total remaining authorization for repurchases of our common stock under the share repurchase program was $425.0 million.

Financial Summary

	Three Months Ended			Six Months Ended
	September 27, 2025	September 28, 2024	Reported growth	September 27, 2025	September 28, 2024	Reported growth

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$327,315	$345,511	(5.3)%	$648,709	$681,683	(4.8)%
Gross profit	$194,744	$187,437	3.9%	$386,988	$362,361	6.8%
% of net revenues	59.5%	54.2%		59.7%	53.2%
Operating expenses	$136,253	$135,740	0.4%	$274,625	$270,908	1.4%
Operating income	$58,491	$51,697	13.1%	$112,363	$91,453	22.9%
% of net revenues	17.9%	15.0%		17.3%	13.4%
Interest and other expense, net	$(7,206)	$(6,993)	3.0%	$(15,909)	$(36)	44,091.7%
Income before provision for income taxes	$51,285	$44,704	14.7%	$96,454	$91,417	5.5%
Provision for income taxes	$12,601	$10,873	15.9%	$23,739	$19,213	23.6%
% of pre-tax income	24.6%	24.3%		24.6%	21.0%
Net income	$38,684	$33,831	14.3%	$72,715	$72,204	0.7%
% of net revenues	11.8%	9.8%		11.2%	10.6%
Net income per share – basic	$0.81	$0.66	22.7%	$1.52	$1.42	7.0%
Net income per share – diluted	$0.81	$0.66	22.7%	$1.51	$1.40	7.9%
Net revenues decreased 5.3% and 4.8% during the three and six months ended September 27, 2025, respectively, as compared with the same periods of fiscal 2025. Revenue decreases in Plasma and Blood Center, primarily driven by the previously announced customer transition of CSL Plasma and the divestiture of the Whole Blood product line in fiscal 2025, drove the overall decrease in net revenues. These decreases were partially offset by an increase in Hospital, primarily attributable to the Hemostasis Management product line within the Blood Management Technologies franchise, during the three and six months ended September 27, 2025.
Operating income increased 13.1% and 22.9% during the three and six months ended September 27, 2025, respectively, as compared with the same periods of fiscal 2025. The increase during the three and six months ended September 27, 2025 was primarily due to pricing benefits across all business units and product mix, as well as decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up related to the Attune Medical acquisition, partially offset by lower gains on sales of property, plant and equipment.
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

Results of Operations
Net Revenues by Geography

	Three Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
United States	$240,089	$256,061	(6.2)%	—%	(6.2)%
International	87,226	89,450	(2.5)%	3.0%	(5.5)%
Total net revenues	$327,315	$345,511	(5.3)%	0.7%	(6.0)%

	Six Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth (1)

	(Dollars in Thousands)
United States	$482,493	$504,963	(4.4)%	—%	(4.4)%
International	166,216	176,720	(5.9)%	2.5%	(8.4)%
Net revenues	$648,709	$681,683	(4.8)%	0.7%	(5.5)%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 96 countries through a combination of our direct sales force and independent distributors. During the three and six months ended September 27, 2025, our revenue generated outside the U.S. was 26.6% and 25.6%, respectively, of total net revenues, as compared with 25.9% during both the three and six months ended September 28, 2024. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Yuan, relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.
Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Plasma
Plasma net revenues	$125,364	$138,561	(9.5)%	0.6%	(10.1)%

Blood Center
Apheresis	56,065	54,332	3.2%	1.7%	1.5%
Whole Blood	389	14,196	(97.3)%	—%	(97.3)%
Blood Center net revenues	56,454	68,528	(17.6)%	1.5%	(19.1)%

Hospital
Interventional Technologies(2)	59,073	61,923	(4.6)%	0.4%	(5.0)%
Blood Management Technologies(3)	86,424	76,499	13.0%	0.8%	12.2%
Hospital net revenues	145,497	138,422	5.1%	0.6%	4.5%

Total net revenues	$327,315	$345,511	(5.3)%	0.7%	(6.0)%

	Six Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Plasma
Plasma net revenues	$255,261	$274,471	(7.0)%	0.5%	(7.5)%

Blood Center
Apheresis	107,887	103,426	4.3%	1.4%	2.9%
Whole Blood	406	31,347	(98.7)%	—%	(98.7)%
Blood Center net revenues	108,293	134,773	(19.6)%	1.3%	(20.9)%

Hospital
Interventional Technologies(2)	117,556	124,967	(5.9)%	0.4%	(6.3)%
Blood Management Technologies(3)	167,599	147,472	13.6%	0.6%	13.0%
Hospital net revenues	285,155	272,439	4.7%	0.6%	4.1%

Total net revenues	$648,709	$681,683	(4.8)%	0.7%	(5.5)%
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
(3)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.
Plasma
Plasma revenue decreased by 9.5% and 7.0%, respectively, on an as reported basis and by 10.1% and 7.5%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The decrease was driven by lower sales volumes in North America, primarily relating to the previously announced customer transition of CSL Plasma, which was partially offset by pricing benefits, Plasma share gains and upfront revenue recognition on execution of a renegotiated long-term software agreement with an existing software customer in the first quarter of fiscal 2026. We do not expect any North America disposable sales to CSL Plasma in fiscal 2026.

Blood Center
Blood Center revenue decreased by 17.6% and 19.6%, respectively, on an as reported basis and by 19.1% and 20.9%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The decrease was primarily driven by the divestiture of our Whole Blood product line, which was completed in January 2025, partially offset by product mix.
Hospital
Hospital revenue increased by 5.1% and 4.7%, respectively, on an as reported basis and by 4.5% and 4.1%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The increase was primarily attributable to the Hemostasis Management product line within the Blood Management franchise, driven by volume growth and pricing benefits, which was partially offset by lower volume in the Interventional Technologies franchise.
Gross Profit

	Three Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Gross profit	$194,744	$187,437	3.9%	1.1%	2.8%
% of net revenues	59.5%	54.2%

	Six Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Gross profit	$386,988	$362,361	6.8%	1.1%	5.7%
% of net revenues	59.7%	53.2%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased by 3.9% and 6.8%, respectively, on an as reported basis and by 2.8% and 5.7%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The increase was driven primarily by pricing benefits across all business units, Plasma share gains, product mix, decreased restructuring costs related to portfolio rationalization initiatives, and decreased amortization of fair value inventory step-up related to the Attune Medical acquisition.

Operating Expenses

	Three Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Research and development	$14,872	$14,139	5.2%	0.2%	5.0%
% of net revenues	4.5%	4.1%
Selling, general and administrative	$101,615	$106,946	(5.0)%	0.8%	(5.8)%
% of net revenues	31.0%	31.0%
Amortization of acquired intangible assets	$11,182	$12,264	(8.8)%	(0.4)%	(8.4)%
% of net revenues	3.4%	3.5%
Impairment of intangible assets	$8,584	$2,391	259.0%	—%	259.0%
% of net revenues	2.6%	0.7%
Total operating expenses	$136,253	$135,740	0.4%	0.6%	(0.2)%
% of net revenues	41.6%	39.3%

	Six Months Ended
	September 27, 2025	September 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Research and development	$31,133	$28,588	8.9%	—%	8.9%
% of net revenues	4.8%	4.2%
Selling, general and administrative	$212,334	$215,194	(1.3)%	0.6%	(1.9)%
% of net revenues	32.7%	31.6%
Amortization of acquired intangible assets	$22,574	$24,735	(8.7)%	(0.4)%	(8.3)%
% of net revenues	3.5%	3.6%
Impairment of intangible assets	$8,584	$2,391	259.0%	—%	259.0%
% of net revenues	1.3%	0.4%
Total operating expenses	$274,625	$270,908	1.4%	0.4%	1.0%
% of net revenues	42.3%	39.7%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Research and Development
Research and development expenses increased by 5.2% and 8.9%, respectively, on an as reported basis and by 5.0% and 8.9%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The increase was primarily due to increased restructuring charges resulting from the market and regional alignment initiatives.
Selling, General and Administrative
SG&A expenses decreased by 5.0% and 1.3%, respectively, on an as reported basis and by 5.8% and 1.9%, respectively, without the effect of foreign exchange during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The decrease was primarily driven by lower integration and transaction costs and freight costs, partially offset by lower gains on sales of property, plant and equipment.
Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $11.2 million and $22.6 million, respectively, during the three and six months ended September 27, 2025, as compared with $12.3 million and $24.7 million, respectively, during the three and six months ended September 28, 2024. The decrease was primarily due to certain intangible assets becoming fully amortized during fiscal 2025 and fiscal 2026.

Impairment of intangible assets
We recognized impairment charges of intangible assets of $8.6 million during both the three and six months ended September 27, 2025, as compared with $2.4 million during both the three and six months ended September 28, 2024. The impairment charges in fiscal 2026 were related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables. For further discussion, refer to Note 11, Goodwill and Intangible Assets within these condensed consolidated financial statements.
Interest and Other Expense, Net
Interest and other expense, net increased by $0.2 million and $15.9 million, respectively, during the three and six months ended September 27, 2025, as compared with the same periods of fiscal 2025. The increase was primarily driven by gains recognized in the first quarter of fiscal 2025 on the repurchase of $200.0 million of aggregate principal of our 0.0% convertible senior notes due in 2026 (the “2026 Notes”). For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
Income Taxes
We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. Our reported tax rate differs from the statutory tax rate due to the jurisdictional mix of earnings in any given period as the foreign jurisdictions in which we operate have tax rates that differ from the U.S. statutory tax rate. Our effective tax rate is adversely impacted by non-deductible expenses including executive compensation and is favorably impacted by the jurisdictional mix of earnings and research credits generated.
For the three and six months ended September 27, 2025, we reported income tax expense of $12.6 million and $23.7 million, respectively, representing an effective tax rate of 24.6% in each period. The effective tax rate for the three months ended September 27, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls. The effective tax rate for the six months ended September 27, 2025 includes $0.2 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three and six months ended September 28, 2024, we reported income tax expense of $10.9 million and $19.2 million, respectively, representing an effective tax rate of 24.3% and 21.0%, respectively. The effective tax rate for the three months ended September 28, 2024 includes an immaterial discrete tax benefit. The effective tax rate for the six months ended September 28, 2024 includes $3.6 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.
The reported tax rate for the three months ended September 27, 2025, compared to the same period in fiscal 2025, was relatively consistent. The increase in the reported tax rate for the six months ended September 27, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in net stock compensation windfall benefits.
Liquidity and Capital Resources
Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	September 27, 2025	March 29, 2025

	(Dollars in Thousands)
Cash and cash equivalents	$296,426	$306,763
Availability under revolving credit facilities(1)	$748,697	$748,697
Working capital	$351,364	$356,862
Current ratio	1.6	1.6
Net debt position(2)	$(928,302)	$(918,025)
Days sales outstanding	57	55
Inventory turnover	1.4	1.4
__________
(1)    Our revolving credit facilities availability is reduced by eligible outstanding letters of credit allowable of $1.3 million as of September 27, 2025 and March 29, 2025, respectively.
(2)    Net debt position is the sum of cash and cash equivalents less total debt.

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
As of September 27, 2025, we had $296.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.
Convertible Senior Notes
In the first quarter of fiscal 2025, we used a portion of the proceeds from the 2029 Notes to repurchase $200.0 million of the $500.0 million aggregate principal amount of our 2026 Notes for a total cost of $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of September 27, 2025, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $0.7 million of remaining debt issuance costs, resulting in a net convertible note payable of $299.3 million. The 2026 Notes will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. As of September 1, 2025, holders of the 2026 Notes are able to convert all or a portion of their 2026 Notes. Interest expense related to the 2026 Notes was $0.4 million and $0.8 million, respectively, for the three and six months ended September 27, 2025 which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.6%. For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
As of September 27, 2025, the $700.0 million principal balance of the 2029 Notes was netted down by $12.9 million of remaining debt issuance costs, resulting in a net convertible note payable of $687.1 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. As of September 27, 2025, the 2029 Notes were not convertible. Interest expense related to the 2029 Notes was $5.2 million and $10.4 million, respectively, for the three and six months ended September 27, 2025, which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
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
As of September 27, 2025, $242.2 million was outstanding under the term loan with an effective interest rate of 6.4%. There were no outstanding borrowings under the revolving credit facilities as of September 27, 2025. We also had $19.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 27, 2025.
We have scheduled principal payments of $3.1 million required during the remainder of fiscal 2026 related to its term loan.

2025 Share Repurchase Program
In April 2025, our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. In September 2025, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of September 27, 2025, the total remaining authorization for repurchases of our common stock under the share repurchase program was $425.0 million.
Market and Regional Alignment Initiative
In May 2025, our Board approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing Company resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. During the three and six months ended September 27, 2025, we incurred $0.7 million and $3.4 million, respectively, of restructuring related costs under this initiative. Total cumulative charges under the market and regional alignment initiative are $4.0 million as of September 27, 2025. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.
Cash Flows

	Six Months Ended
	September 27, 2025	September 28, 2024

	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$128,716	$21,402
Investing activities	(63,468)	(162,564)
Financing activities	(78,994)	258,888
Effect of exchange rate changes on cash and cash equivalents(1)	3,409	2,757
Net change in cash and cash equivalents	$(10,337)	$120,483
__________
(1)    The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Operating Cash Flows
Net cash provided by operating activities increased by $107.3 million during the six months ended September 27, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash inflows for net income of $72.7 million, adjusted for non-cash depreciation and amortization of $57.0 million, stock-based compensation expense of $16.9 million, and impairment charges of $8.6 million, partially offset by increase in cash outflows for working capital of $29.4 million. The fiscal 2025 period included cash inflows for net income of $72.2 million, adjusted for non-cash depreciation and amortization of $58.4 million and stock-based compensation expense of $14.5 million, offset by cash outflows for non-cash adjustments related to a $12.6 million gain on the repurchase of convertible senior notes in the first quarter of fiscal 2025, a $14.4 million gain on the sale of property, plant and equipment, and unfavorable working capital adjustments of $112.4 million.
Investing Cash Flows
Net cash used in investing activities decreased by $99.1 million during the six months ended September 27, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows for strategic investments of $22.5 million, non-cash transfers from inventory of $29.1 million, and $8.8 million of capital expenditures. The fiscal 2025 period included cash outflows for the acquisition of Attune Medical of $150.9 million, capital expenditures of $15.1 million, other strategic investments of $10.4 million and non-cash transfers from inventory of $6.8 million, partially offset by proceeds from the sale of property, plant and equipment of $20.6 million.

Financing Cash Flows
Net cash provided by financing activities decreased by $337.9 million during the six months ended September 27, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows of $75.0 million for share repurchases, repayments of term loan borrowings and employee equity award settlements. The fiscal 2025 period included cash inflows relating to proceeds from the sale of the 2029 Notes of $700.0 million and proceeds from term loan borrowings of $250.0 million, partially offset by cash outflows for the repurchase of a portion of the 2026 Notes of $185.5 million, capped call purchases of $88.2 million, term loan redemptions of $262.5 million, shares repurchases of $75.0 million, payments on the revolving credit facility of $50.0 million, and debt issuance costs of $23.1 million.
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
Foreign Exchange Risk
Our reporting currency is the U.S. Dollar, however, during the three months ended September 27, 2025 and September 28, 2024, 26.6% and 25.6%, respectively, of our sales were generated outside the U.S., and during the six months ended September 27, 2025 and September 28, 2024, 25.9% and 25.9%, respectively, of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of September 27, 2025, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $9.8 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $11.9 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of September 27, 2025 was $242.2 million with an effective interest rate of 6.4% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of September 27, 2025, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $201.9 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

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
Investment Risk
As part of our business development activities, we have made private loans and hold strategic investments in privately held entities, including preferred stock and a special share. The special share allows us to acquire the related entity in accordance with an agreement between the parties. As these equity instruments do not have readily determinable fair values, they have been measured using the measurement alternative, at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment. There is also a risk that we could lose all or a substantial portion of our investment in these privately held entities depending on their solvency and ability to achieve their business objectives. As of September 27, 2025, our strategic investments in privately held entities total $88.6 million and they are classified as other long-term assets on our condensed consolidated balance sheets. We did not record any adjustments to the carrying value of strategic investments for the three months ended September 27, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, as of September 27, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information on the Company’s share repurchases during the second quarter of fiscal 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)

	(Dollars in Thousands, Except Per Share Data)
June 29, 2025 – July 26, 2025	—	—	—	$500,000
July 27, 2025 – August 23, 2025	1,113,586	$53.88	1,113,586	$425,000
August 24, 2025 – September 27, 2025	316,993	$47.32	316,993	$425,000
Total	1,430,579		1,430,579
__________
(1)    In April 2025, our Board approved a three-year share repurchase program authorizing the repurchase of up to $500.0 million of Haemonetics common stock, based on market conditions, through April 2028. Under the 2025 share repurchase program, shares may be repurchased in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Exchange Act, and in privately negotiated transactions.
(2)    In September 2025, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of September 27, 2025, the total remaining authorization for repurchases of our common stock under the share repurchase program was $425.0 million.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 27, 2025, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

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

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 27, 2025 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

November 6, 2025	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)