Form 10-Q
period 2025-12-27
HAEMONETICS CORP
filed 2026-02-05
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of January 30, 2026: 46,471,350.

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars and Shares in Thousands, Except Per Share Data)
Net revenues	$338,967	$348,542	$987,676	$1,030,225
Cost of goods sold	136,581	154,995	398,302	474,317
Gross profit	202,386	193,547	589,374	555,908
Operating expenses:
Research and development	14,187	15,829	45,320	44,417
Selling, general and administrative	109,154	106,459	321,488	321,653
Amortization of acquired intangible assets	10,933	12,230	33,507	36,965
Impairment of intangible assets	716	—	9,300	2,391
Total operating expenses	134,990	134,518	409,615	405,426
Operating income	67,396	59,029	179,759	150,482
Interest and other expense, net	(7,421)	(9,112)	(23,330)	(9,148)
Income before provision for income taxes	59,975	49,917	156,429	141,334
Provision for income taxes	15,235	12,423	38,974	31,636
Net income	$44,740	$37,494	$117,455	$109,698

Net income per common share:
Basic	$0.96	$0.75	$2.47	$2.16
Diluted	$0.95	$0.74	$2.46	$2.14

Weighted average shares outstanding
Basic	46,792	50,286	47,497	50,709
Diluted	46,987	50,639	47,668	51,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Net income	$44,740	$37,494	$117,455	$109,698

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5,823	(26,797)	20,711	(21,943)
Unrealized gain on cash flow hedges, net of tax	640	5,573	456	2,257
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(542)	287	(693)	(183)
Other comprehensive income (loss)	5,921	(20,937)	20,474	(19,869)
Comprehensive income	$50,661	$16,557	$137,929	$89,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 27, 2025	March 29, 2025

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$363,367	$306,763
Accounts receivable, less allowance for credit losses of $3,880 as of December 27, 2025 and $6,300 as of March 29, 2025	195,707	202,657
Inventories, net	321,185	365,141
Prepaid expenses and other current assets	63,415	60,414
Total current assets	943,674	934,975
Property, plant and equipment, net	297,234	284,052
Intangible assets, less accumulated amortization of $352,122 as of December 27, 2025 and $316,313 as of March 29, 2025	419,734	455,743
Goodwill	606,825	604,269
Deferred tax asset	7,329	7,803
Other long-term assets	216,094	164,106
Total assets	$2,490,890	$2,450,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$304,746	$303,558
Accounts payable	48,694	66,999
Accrued payroll and related costs	52,099	59,423
Other current liabilities	134,329	148,133
Total current liabilities	539,868	578,113
Long-term debt	919,987	921,230
Deferred tax liability	55,979	62,575
Other long-term liabilities	63,605	68,194
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 46,829,249 shares as of December 27, 2025 and 48,215,899 shares as of March 29, 2025	468	482
Additional paid-in capital	564,502	523,264
Retained earnings	381,091	352,174
Accumulated other comprehensive loss	(34,610)	(55,084)
Total stockholders’ equity	911,451	820,836
Total liabilities and stockholders’ equity	$2,490,890	$2,450,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	64,884	1	3,475	—	—	3,476
Exercise of stock options	9,141	—	698	(236)	—	462
Shares repurchased	(363,886)	(4)	26,051	(26,047)	—	—
Issuance of restricted stock, net of cancellations	250,532	3	(3)	—	—	—
Tax withholding on employee equity awards	(17,847)	—	(783)	(3,876)	—	(4,659)
Share-based compensation expense	—	—	9,312	—	—	9,312
Net income	—	—	—	34,031	—	34,031
Other comprehensive income	—	—	—	—	18,842	18,842
Balance, June 28, 2025	48,158,723	$482	$562,014	$356,046	$(36,242)	$882,300
Employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	857	—	74	(11)	—	63
Shares repurchased, including excise tax	(1,430,579)	(14)	(16,759)	(58,387)	—	(75,160)
Issuance of restricted stock, net of cancellations	18,626	(1)	—	—	—	(1)
Tax withholding on employee equity awards	(246)	—	(4)	(9)	—	(13)
Share-based compensation expense	—	—	7,589	—	—	7,589
Net income	—	—	—	38,684	—	38,684
Other comprehensive loss	—	—	—	—	(4,289)	(4,289)
Balance, September 27, 2025	46,747,381	$467	$552,914	$336,323	$(40,531)	$849,173
Employee stock purchase plan	61,723	—	2,623	—	—	2,623
Exercise of stock options	19,577	—	1,156	(9)	—	1,147
Shares repurchased, including excise tax	—	—	12	43	—	55
Issuance of restricted stock, net of cancellations	713	1	—	—	—	1
Tax withholding on employee equity awards	(145)	—	(2)	(6)	—	(8)
Share-based compensation expense	—	—	7,799	—	—	7,799
Net income	—	—	—	44,740	—	44,740
Other comprehensive income	—	—	—	—	5,921	5,921
Balance, December 27, 2025	46,829,249	$468	$564,502	$381,091	$(34,610)	$911,451

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 30, 2024	50,787,859	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	46,860	—	3,441	—	—	3,441
Exercise of stock options	73,270	1	4,703	(3,743)	—	961
Issuance of restricted stock, net of cancellations	280,290	3	(3)	—	—	—
Tax withholding on employee equity awards	(35,393)	—	(1,315)	(8,444)	—	(9,759)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	7,628	—	—	7,628
Net income	—	—	—	38,373	—	38,373
Other comprehensive loss	—	—	—	—	(7,035)	(7,035)
Balance, June 29, 2024	51,152,886	$512	$560,881	$386,642	$(42,667)	$905,368
Exercise of stock options	4,533	—	515	(264)	—	251
Shares repurchased, including excise tax	(799,148)	(8)	(23,839)	(51,394)	—	(75,241)
Issuance of restricted stock, net of cancellations	22,856	—	—	—	—	—
Tax withholding on employee equity awards	—	—	(39)	(279)	—	(318)
Share-based compensation expense	—	—	6,857	—	—	6,857
Net income	—	—	—	33,831	—	33,831
Other comprehensive income	—	—	—	—	8,103	8,103
Balance, September 28, 2024	50,381,127	$504	$544,375	$368,536	$(34,564)	$878,851
Employee stock purchase plan	49,232	—	3,035	—	—	3,035
Exercise of stock options	11,528	—	1,266	(761)	—	505
Shares repurchased, including excise tax	(209,494)	(2)	12,761	(12,867)	—	(108)
Issuance of restricted stock, net of cancellations	2,819	—	—	—	—	—
Tax withholding on employee equity awards	(161)	—	(22)	(172)	—	(194)
Share-based compensation expense	—	—	8,214	—	—	8,214
Net income	—	—	—	37,494	—	37,494
Other comprehensive loss	—	—	—	—	(20,937)	(20,937)
Balance, December 28, 2024	50,235,051	$502	$569,629	$392,230	$(55,501)	$906,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

,HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$117,455	$109,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,398	87,378
Amortization of fair value inventory step-up	5,814	12,319
Share-based compensation expense	24,700	22,699
Impairment of intangible assets	9,300	2,391
Gain on repurchase of convertible senior notes, net	—	(12,600)
Gains on sales of property, plant and equipment	(536)	(14,572)
Deferred income taxes	(6,018)	(8,593)
Other non-cash operating activities	4,751	8,114
Change in operating assets and liabilities:
Change in accounts receivable	7,356	(3,379)
Change in inventories	38,899	(64,340)
Change in prepaid income taxes	1,352	(2,638)
Change in other assets and other liabilities	(28,298)	(34,493)
Change in accounts payable and accrued expenses	(36,893)	(36,816)
Net cash provided by operating activities	222,280	65,168
Cash Flows from Investing Activities:
Capital expenditures	(15,119)	(23,635)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(42,593)	(12,649)
Acquisitions	—	(150,906)
Proceeds from sale of property, plant and equipment	849	20,802
Other investments	(36,071)	(13,547)
Net cash used in investing activities	(92,934)	(179,935)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	700,000
Repurchase of convertible senior notes	—	(185,500)
Purchase of capped call related to convertible notes	—	(88,200)
Term loan borrowings	—	250,000
Term loan redemption	—	(262,500)
Payments on revolving facility	—	(50,000)
Repayment of term loan borrowings	(4,688)	(3,125)
Debt issuance costs	—	(23,135)
Share repurchases	(75,000)	(75,000)
Proceeds from employee stock purchase plan	6,099	6,476
Proceeds from exercise of stock options	1,672	1,717
Cash used to net share settle employee equity awards	(4,955)	(10,243)
Other financing activities	(89)	(222)
Net cash (used in) provided by financing activities	(76,961)	260,268
Effect of exchange rates on cash and cash equivalents	4,219	(3,455)
Net Change in Cash and Cash Equivalents	56,604	142,046
Cash and Cash Equivalents at Beginning of Period	306,763	178,800
Cash and Cash Equivalents at End of Period	$363,367	$320,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the nine months ended December 27, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 28, 2026 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 29, 2025.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. There were no material recognized or unrecognized subsequent events as of or for the nine months ended December 27, 2025, except for those discussed in Note 3, Acquisitions, Divestitures and Strategic Investments and Note 7, Earnings Per Share within these condensed consolidated financial statements.
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

In September 2025, the FASB issued ASC Update No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers. ASC Update No. 2025-07 reduces cost, complexity and diversity in practice of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives. The updated guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASC Update No. 2025-07 is applicable to Haemonetics beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.
In November 2025, the FASB issued ASC Update No. 2025-09, Derivatives and Hedging. ASC Update No. 2025-09 enables groups of forecasted transactions to now share similar risk exposure with ongoing assessments of risk similarity to better reflect economic hedging strategies. The updated guidance is effective for fiscal years beginning after December 15, 2028, with early adoption permitted. ASC Update No. 2025-09 is applicable to Haemonetics beginning with the fiscal 2030 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.
In December 2025, the FASB issued ASC Update No. 2025-11, Interim Reporting. ASC Update No. 2025-11 improves navigability and consistency in interim reporting by providing a comprehensive list of interim disclosures that are required from U.S. GAAP as well as a disclosure principle for additional transparency. The updated guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2025-11 is applicable to Haemonetics beginning with the fiscal 2029 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.
In December 2025, the FASB issued ASC Update No. 2025-12, Codification Improvements. ASC Update No. 2025-12 makes a broad set of technical corrections, clarifications and targeted improvements to the FASB Accounting Standards Codification to address unintended application issues and improve the operability of U.S. GAAP across a range of topics. The updated guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASC Update No. 2025-12 is applicable to Haemonetics beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.
3. ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS
Acquisitions
Vivasure Medical Limited
On January 9, 2026, subsequent to the end of the third quarter of fiscal 2026, the Company acquired Vivasure Medical Limited (“Vivasure”) for gross upfront consideration of $116.4 million, with $60.7 million paid in cash at closing after giving effect to the value of certain prior investments and loans made by the Company to Vivasure, as well as other customary closing adjustments. The definitive agreement between the parties also provides for up to $98.9 million of additional contingent consideration based on sales growth over the three years following the completion of the acquisition and the achievement of certain other milestones, also subject to adjustment based on the value of certain prior investments and loans. The Company financed this transaction through available cash on hand.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal® Elite system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for structural heart and endovascular procedures. In 2025, Vivasure submitted a Premarket Approval application to the U.S. FDA for the PerQseal Elite arterial closure system and received CE Mark approval in Europe for both arterial and venous indications. The addition of Vivasure expands the Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.

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
Acquisition-Related Costs
The Company incurred $9.8 million of acquisition-related costs during the first quarter of fiscal 2025 in connection with the Attune Medical acquisition. These costs related to legal and other professional fees were recognized in selling, general and administrative (“SG&A”) within the condensed consolidated statements of income.
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
As part of the sale, the Company entered into a Transition Services Agreement (“TSA”) with GVS to ensure a smooth transition of business operations. Under the TSA, the Company will continue to provide certain regulatory, quality, logistical and operational support services to GVS for a maximum period of 36 months following the transaction closing to facilitate GVS's integration of the acquired business. Under the TSA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded other income and expenses, net related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three and nine months ended December 27, 2025.
In addition to the TSA, Haemonetics and GVS entered into a Contract Manufacturing Agreement (“CMA”), under which Haemonetics will continue to manufacture certain whole blood filtration products for GVS for a maximum term of 18 months. The CMA allows GVS to gradually transition manufacturing operations while ensuring supply continuity for customers. Under the CMA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded other income and expenses, net related to the agreement in SG&A in the condensed consolidated statements of income, which were immaterial for the three and nine months ended December 27, 2025.
Strategic Investments
As part of the Company’s business development activities, it holds strategic investments in certain entities. The Company has made total strategic investments and loans totaling $97.2 million as of December 27, 2025 and $61.6 million as of March 29, 2025, including $78.3 million and $48.7 million in strategic investments and loans to Vivasure, as of December 27, 2025 and March 29, 2025, respectively. On January 9, 2026, subsequent to the end of the third quarter of fiscal 2026, the Company completed the acquisition of Vivasure. The Company’s strategic investments are classified as other long-term assets on the Company’s condensed consolidated balance sheets, and the Company has not recorded any material adjustments to the carrying value of the Company’s strategic investments during the three and nine months ended December 27, 2025 and December 28, 2024.
4. REVENUE
As of December 27, 2025, the Company had $36.6 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 79% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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

As of December 27, 2025 and March 29, 2025, the Company had contract liabilities of $44.6 million and $43.3 million, respectively. During the three and nine months ended December 27, 2025, the Company recognized $6.0 million and $30.9 million of revenue, respectively, that was included in the above March 29, 2025 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheets. As of December 27, 2025 and March 29, 2025, the Company’s contract assets were $5.7 million and $11.6 million, respectively.
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
Operational Excellence Program
In July 2019, the Board of Directors of the Company (the “Board”) approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the details of the initiatives that will comprise the 2020 Program. During fiscal 2022, the Company revised the 2020 Program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The 2020 Program is closed as of March 29, 2025. Total cumulative charges under the 2020 Program are $84.8 million through March 29, 2025.
Portfolio Rationalization Initiatives
In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. These portfolio rationalization initiatives are closed as of March 29, 2025. Under these initiatives, during the three and nine months ended December 27, 2025, the Company recognized reversals of previously incurred costs of de minimis and $1.9 million, respectively, as compared with restructuring and restructuring related costs incurred of $3.1 million and $12.5 million, respectively, during the three and nine months ended December 28, 2024. Total cumulative charges under the portfolio rationalization initiatives are $25.1 million through December 27, 2025.
Market and Regional Alignment Initiative
In May 2025, the Board approved a new market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. Initial actions related to this initiative were approved by the Board in January 2025, resulting in restructuring related costs during the fourth quarter of fiscal 2025. Under this initiative, during the three and nine months ended December 27, 2025, the Company incurred restructuring and restructuring related costs of $1.5 million and $4.9 million, respectively, under this initiative. Total cumulative charges under the market and regional alignment initiative are $5.5 million as of December 27, 2025.
The following table summarizes the activity for restructuring reserves related to the 2020 Program, the portfolio rationalization initiatives and the market and regional alignment initiative for the nine months ended December 27, 2025, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	2020 Program	Portfolio Rationalization	Market and Regional Alignment	Total

	(Dollars in Thousands)
Balance as of March 29, 2025	$290	$2,735	$—	$3,025
Costs incurred, net of reversals	(67)	(1,941)	4,926	2,918
Payments	(221)	(77)	(3,965)	(4,263)
Balance as of December 27, 2025	$2	$717	$961	$1,680

The following presents the net restructuring costs by line item within the Company’s accompanying unaudited condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Cost of goods sold	$(47)	$3,027	$(573)	$11,158
Research and development	(100)	(4)	934	(16)
Selling, general and administrative expenses	1,595	492	2,557	1,787
Total	$1,448	$3,515	$2,918	$12,929
As of December 27, 2025, the Company had a restructuring liability of $1.7 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under FASB ASC Topic 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The tables below present restructuring and restructuring related costs by reportable segment:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Restructuring costs
Plasma	$(43)	$77	$448	$284
Blood Center	822	685	(536)	4,241
Hospital	115	774	1,231	1,404
Corporate	554	1,979	1,775	7,000
Total	$1,448	$3,515	$2,918	$12,929

Restructuring related costs
Plasma	$—	$37	$9	$263
Blood Center	(1)	31	(1)	120
Hospital	—	(68)	—	40
Corporate	37	1,468	140	5,134
Total	$36	$1,468	$148	$5,557

Total restructuring and restructuring related costs	$1,484	$4,983	$3,066	$18,486
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
For the three and nine months ended December 27, 2025, the Company reported income tax expense of $15.2 million and $39.0 million, respectively, representing effective tax rates of 25.4% and 24.9%, respectively. The effective tax rate for the nine months ended December 27, 2025 includes $0.5 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three and nine months ended December 28, 2024, the Company reported income tax expense of $12.4 million and $31.6 million, respectively, representing effective tax rates of 24.9% and 22.4%, respectively. The effective tax rate for the three months ended December 28, 2024 includes an immaterial discrete tax benefit. The effective tax rate for the nine months ended December 28, 2024 includes $3.3 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.

The reported tax rate for the three months ended December 27, 2025, compared to the same period in fiscal 2025, was relatively consistent. The increase in the reported tax rate for the nine months ended December 27, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in net stock compensation windfall benefits.
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
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars and Shares in Thousands, Except Per Share Data)
Net income	$44,740	$37,494	$117,455	$109,698

Basic weighted average shares outstanding	46,792	50,286	47,497	50,709
Dilutive net effect of common stock equivalents	195	353	171	439
Diluted weighted average shares	46,987	50,639	47,668	51,148

Net income per share
Basic	$0.96	$0.75	$2.47	$2.16
Diluted	$0.95	$0.74	$2.46	$2.14

Anti-dilutive shares excluded from the calculation	848	768	977	766
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
In September 2025, the Company completed a $75.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank N.A. (“Citibank”) in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of December 27, 2025, the total remaining authorization for repurchases of the Company's common stock under the 2025 share repurchase program was $425.0 million.
During the fourth quarter of fiscal 2026, the Company repurchased 360,457 shares of its common stock for $25.0 million under a previously executed Rule 10b5-1 trading plan. The total remaining authorization for repurchases of the Company’s common stock under the 2025 share repurchase program is $400.0 million.
8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
Raw materials	$114,319	$128,574
Work-in-process	17,499	14,956
Finished goods	189,367	221,611
Total	$321,185	$365,141
9. PROPERTY, PLANT AND EQUIPMENT

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
Land	$2,265	$1,985
Building and building improvements	111,430	105,079
Plant equipment and machinery	193,333	181,825
Office equipment and information technology	132,636	130,924
Haemonetics equipment	376,303	395,152
Construction in progress	20,847	22,229
Property, plant and equipment, at cost	836,814	837,194
Less: accumulated depreciation	(539,580)	(553,142)
Property, plant and equipment, net	$297,234	$284,052
During the three and nine months ended December 27, 2025, depreciation expense was $14.9 million and $45.9 million, respectively. During the three and nine months ended December 28, 2024, depreciation expense was $15.2 million and $44.8 million, respectively.

10. LEASES
Lessor Activity
Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents approximately three percent of the Company’s total net revenues during both the three and nine months ended December 27, 2025.
11. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for fiscal 2026 are as follows:

	Plasma	Blood Center	Hospital	Total

	(Dollars in Thousands)
Carrying amount as of March 29, 2025	$29,043	$26,967	$548,259	$604,269
Currency translation	—	10	2,546	2,556
Carrying amount as of December 27, 2025	$29,043	$26,977	$550,805	$606,825
The gross carrying amount of intangible assets and the related accumulated amortization as of December 27, 2025 and March 29, 2025 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

December 27, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$511,341	$184,414	$326,927	9.6
Customer contracts and related relationships	137,291	75,330	61,961	11.3
Capitalized software	94,136	80,834	13,302	3.3
Patents and other	7,422	4,458	2,964	5.7
Trade names	16,177	7,086	9,091	10.3
Total	$766,367	$352,122	$414,245

Non-amortizable:
In-process software development	$5,489
Total	$5,489

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

March 29, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$506,144	$156,123	$350,021	12.1
Customer contracts and related relationships	135,561	70,842	64,719	12.6
Capitalized software	85,528	76,185	9,343	6.9
Patents and other	19,678	6,796	12,882	8.5
Trade names	15,955	6,367	9,588	12.3
Total	$762,866	$316,313	$446,553

Non-amortizable:
In-process software development	$9,190
Total	$9,190
During fiscal 2026, the Company recorded an intangible asset impairment charge of $9.3 million related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables within the Hospital business unit, as acquired from HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) in fiscal 2021. The impairment charge was the result of lower revenue projections of the HemoAssay devices and disposables. The fair value as December 27, 2025 was $0.9 million with a useful life of five years. The Company calculated the fair value of the HemoAssay intangible assets as the present value of estimated future cash flows the Company expects to generate from the assets based on estimates and assumptions about future revenues, costs and the remaining useful lives of the assets.
Additionally, the Company performed an impairment analysis for certain other amortizable intangible assets based on undiscounted cash flows and concluded those assets were not impaired. The Company will continue to review intangible assets subject to amortization for impairment indicators in future periods in accordance with its normal review processes.
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names.
During the three and nine months ended December 27, 2025, amortization expense was $12.4 million and $38.5 million, respectively. During the three and nine months ended December 28, 2024, amortization expense was $13.9 million and $42.6 million, respectively.
Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of Fiscal 2026	$12,320
Fiscal 2027	$47,812
Fiscal 2028	$46,036
Fiscal 2029	$44,788
Fiscal 2030	$43,520

12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
Convertible notes, net of financing fees	$987,665	$983,951
Term loan, net of financing fees	236,311	240,028
Other borrowings	757	809
Total debt	1,224,733	1,224,788
Less: current portion	(304,746)	(303,558)
Long-term debt	$919,987	$921,230
Convertible Senior Notes
2026 Notes
On March 5, 2021, the Company issued $500.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes will mature on March 1, 2026, at which time the Company expects to settle the remaining principal that has not been already converted, redeemed or repurchased through a combination of cash on hand and borrowings under its revolving credit facility.
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

On or after September 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2026 Notes, in multiples of $1,000 principal amount, at any time, regardless of the foregoing circumstances. The conversion rate for the 2026 Notes is 5.7033 shares of common stock per $1,000 principal amount of notes (which is equal to an initial conversion price of approximately $175.34 per share of the Company’s common stock), subject to adjustment as set forth in the Indenture. Upon conversion, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, common stock or a combination of cash and common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the notes being converted. If a make-whole adjustment event, as described in the Indenture, occurs and a holder elects to convert its 2026 Notes in connection with such make-whole adjustment event, such holder may be entitled to an increase in the conversion rate as described in the Indenture. As of December 27, 2025, there have been no conversions of the 2026 Notes, which are classified as short-term debt on the Company’s condensed consolidated balance sheets.
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
As of December 27, 2025, the $300.0 million principal balance was netted down by $0.3 million of remaining debt issuance costs, resulting in a net convertible note payable of $299.7 million. Interest expense related to the 2026 Notes was $0.4 million and $1.2 million, respectively, for the three and nine months ended December 27, 2025, which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%.
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
During the third quarter of fiscal 2026, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of December 27, 2025 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As of December 27, 2025, the $700.0 million principal balance was netted down by $12.1 million of remaining debt issuance costs, resulting in a net convertible note payable of $687.9 million. Interest expense related to the 2029 Notes was $5.2 million and $15.6 million, respectively, for the three and nine months ended December 27, 2025, which includes nominal interest expense and the amortization of the debt issuance costs. The nominal interest rate is 2.5% and the remaining debt issuance costs are amortized at an effective interest rate of 3.0%.
Capped Calls
In connection with the issuance of the 2026 Notes and the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The 2026 Notes Capped Calls each have an initial strike price of approximately $175.34 per share, and the 2029 Notes Capped Calls each have an initial strike price of approximately $117.12 per share, both subject to certain adjustments, which correspond to the initial conversion price of the convertible notes. The 2026 Notes Capped Calls have initial cap prices of $250.48, and the 2029 Notes Capped Calls have initial cap prices of $180.18 per share, both subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and 2029 Notes, with such offset subject to a cap based on the cap price. The 2026 Notes Capped Calls cover approximately 2,851,668 shares of the Company’s common stock, and the 2029 Notes Capped Calls cover approximately 5,976,929 shares of the Company’s common stock, both subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2026 Notes and 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the 2029 Notes Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2025 and will not be remeasured.
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
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three and nine months ended December 27, 2025, the Company recognized $4.1 million and $12.6 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities. During the three and nine months ended December 28, 2024, the Company recognized $4.6 million and $16.6 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.
As of December 27, 2025, $240.6 million was outstanding under the term loan with an effective interest rate of 5.8%, which was netted down by the $4.3 million of remaining debt discount, resulting in a net note payable of $236.3 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following December 27, 2025. There were no outstanding borrowings under the revolving credit facilities as of December 27, 2025. The Company also had $18.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 27, 2025.
The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of December 27, 2025.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Remainder of Fiscal 2026	$301,578
Fiscal 2027	$7,874
Fiscal 2028	$12,564
Fiscal 2029	$18,818
Fiscal 2030	$900,073
Thereafter	$478
13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. During the three and nine months ended December 27, 2025, 26.9% and 26.1%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

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
Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of December 27, 2025 and March 29, 2025 were cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $49.9 million as of December 27, 2025 and $23.6 million as of March 29, 2025. As of December 27, 2025, a gain of $2.4 million, net of tax, will be reclassified to earnings within the next eighteen months. Substantially all currency cash flow hedges outstanding as of December 27, 2025 mature within eighteen months.
Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $121.4 million as of December 27, 2025 and $89.6 million as of March 29, 2025.
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

The Company held the following interest rate swaps as of December 27, 2025:

Hedged Item	Original Notional Amount	Notional Amount as of December 27, 2025	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Asset Fair Value

	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$100,977	9/27/2024	9/30/2024	4/30/2029	3.3%	$(86)
1-month USD Term SOFR	109,900	99,613	9/27/2024	9/30/2024	4/30/2029	3.3%	—
Total	$219,800	$200,590					$(86)
For the nine months ended December 27, 2025, the Company recognized a gain on the interest rate swaps to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges of $1.9 million, net of tax, in accumulated other comprehensive loss (“AOCL”) within the condensed consolidated balance sheets.
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
The following is a roll forward of the allowance for credit losses:

Allowance for Credit Losses (Recoveries)
(Dollars in Thousands)
Balance as of March 29, 2025	$6,300
Credit loss	696
Recoveries	(3,116)
Balance as of December 27, 2025	$3,880
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

Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income for the nine months ended December 27, 2025:

Derivative Instruments	Amount of Gain Recognized in AOCL	Amount of (Loss) Gain Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings

	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$2,362	$(694)	Net revenues, cost of goods sold and SG&A	$1,974	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(5,899)	Interest and other expense, net
Designated interest rate swaps, net of tax	$1,907	$2	Interest and other expense, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of December 27, 2025 or March 29, 2025. As of December 27, 2025, there were no material deferred taxes recognized for designated foreign currency hedges.
ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 27, 2025, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.
The following tables present the fair value of the Company’s derivative instruments as they appear in its condensed consolidated balance sheets as of December 27, 2025 and March 29, 2025:

	Classification	December 27, 2025	March 29, 2025

		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$1,322	$193
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	25	85
Designated interest rate swaps	Prepaid expenses and other current assets	190	1,305
Designated interest rate swaps	Other long-term assets	—	1,020
Total		$1,537	$2,603

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$21	$471
Non-designated foreign currency hedge contracts	Other current liabilities	159	25
Designated interest rate swaps	Other long-term liabilities	277	—
Total		$457	$496

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 27, 2025 and March 29, 2025.

	December 27, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$126,018	$—	$—	$126,018
Designated foreign currency hedge contracts	—	1,322	—	1,322
Non-designated foreign currency hedge contracts	—	25	—	25
Designated interest rate swaps	—	190	—	190
Total	$126,018	$1,537	$—	$127,555

Liabilities
Designated foreign currency hedge contracts	$—	$21	$—	$21
Non-designated foreign currency hedge contracts	—	159	—	159
Designated interest rate swaps	—	277	—	277
Contingent consideration	—		3,164	3,164
Total	$—	$457	$3,164	$3,621

	March 29, 2025
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$158,916	$—	$—	$158,916
Designated foreign currency hedge contracts	—	193	—	193
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	2,325	—	2,325
Total	$158,916	$2,603	$—	$161,519

Liabilities
Designated foreign currency hedge contracts	$—	$471	$—	$471
Non-designated foreign currency hedge contracts	—	25	—	25
Contingent consideration	—	—	2,278	2,278
Total	$—	$496	$2,278	$2,774
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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value as of
	December 27, 2025	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$2,542	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payments	2026 - 2028
Event-based payment	$622	Monte Carlo Simulation Model	Discount rate	6.0%
			Projected fiscal year of payment	2026 - 2028
The fair value of contingent consideration associated with acquisitions was $3.2 million as of December 27, 2025 and the total was included in other long-term liabilities on the condensed consolidated balance sheets.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance as of March 29, 2025	$2,278
Payment of contingent consideration	(9)
Change in fair value	895
Balance as of December 27, 2025	$3,164
Other Fair Value Disclosures
The fair values of the 2026 Notes and 2029 Notes were $297.0 million and $727.9 million, respectively, as of December 27, 2025, and $286.3 million and $668.4 million, respectively, as of March 29, 2025, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.
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
Sensor-Guided Technologies Patent Litigation
During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of Haemonetics, and Haemonetics (1:24-cv-00206-CFC). The complaint alleged, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor® technology, infringed a single patent held by the Plaintiffs and sought both injunctive relief and damages. The Company recorded loss contingencies related to this matter in the first and fourth quarters of fiscal 2025 and in the first quarter of fiscal 2026, which did not have a material impact on its condensed consolidated financial statements. In the second quarter of fiscal 2026, the parties entered into a final confidential settlement agreement to resolve the matter, which the court approved, and the Company recorded an immaterial additional loss contingency relating to final settlement of the matter.

Plasma Patent Litigation
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. On June 26, 2025, Terumo filed a motion to dismiss. On July 17, 2025 and August 12, 2025, the Company filed amended complaints adding recently issued patents. On September 2, 2025, Terumo filed a partial motion to dismiss with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101. Terumo has also filed inter partes and post-grant review petitions with the U.S. Patent and Trademark Office (PTO) seeking to invalidate the asserted patents. In October 2025, Terumo filed a motion to stay the district court proceedings pending resolution of the PTO petitions. The Company filed responses opposing Terumo’s motions in November 2025. Two of the pending petitions have been instituted for further review.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. In October 2025, the Company filed an amended complaint to add Fenwal Inc. and Fresenius Kabi AG as parties to the matter. In December 2025, the Fenwal filed its answer and counterclaims, alleging non-infringement and invalidity of the Company’s asserted patents and alleging infringement by the Company of certain of Fenwal’s U.S. patents.
While the Company will incur costs in the course of pursuing these claims, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business.
15. CAPITAL STOCK
Share-Based Compensation
Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight-line basis, is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Selling, general and administrative expenses	$7,243	$7,023	$21,854	$20,044
Research and development	659	661	1,866	1,298
Cost of goods sold	(103)	530	980	1,357
Total share-based compensation	$7,799	$8,214	$24,700	$22,699
Stock Options
Options are granted to purchase common stock at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four-year period for employees. Options expire not more than seven years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

A summary of stock option activity for the nine months ended December 27, 2025 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value

	(Dollars in Thousands, Except Share and Per Share Data)
Outstanding as of March 29, 2025	993,587	$81.75	3.5	$2,249
Granted	224,048	$70.14
Exercised	(33,896)	$57.96
Forfeited/Canceled	(156,212)	$89.26
Outstanding as of December 27, 2025	1,027,527	$78.87	3.9	$9,499
Exercisable as of December 27, 2025	610,067	$79.80	2.4	$6,300
Vested or expected to vest as of December 27, 2025	942,147	$79.02	3.9	$8,874
As of December 27, 2025, there was $11.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.7 years.
Restricted Stock Units
Restricted Stock Units (“RSUs”) generally vest in equal installments over a three or four-year period for employees and one year from grant for non-employee directors. The grant-date fair value of RSUs, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The fair market value of RSUs is determined based on the market value of the Company’s shares on the date of grant.
A summary of RSU activity for the nine months ended December 27, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	303,003	$81.27
Granted	224,192	$70.56
Vested	(156,761)	$78.40
Forfeited	(38,142)	$78.11
Unvested as of December 27, 2025	332,292	$75.76
As of December 27, 2025, there was $17.5 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 1.8 years.
Performance Share Units
The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on (i) relative total shareholder return (“rTSR”), which equals the total shareholder return for the Company as compared with the total shareholder return of a PSU comparison group and; (ii) the average annual organic revenue growth rate (“AAGR”) of the Company, both of which are measured over a three-year performance period. For outstanding rTSR-based PSUs, the comparison group for awards granted prior to fiscal 2026 consists of the components of the Standard and Poor’s (“S&P”) MidCap 400 Index and for awards granted in fiscal 2026 consists of the components of the S&P Health Care Equipment Select Industry Index. Depending on the Company’s performance under the above-mentioned PSU awards during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200% of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout for rTSR-based PSU awards will be capped at 100% of the target award, regardless of the Company’s performance relative to the comparison group. As a result, the Company may issue up to 715,262 shares related to outstanding performance-based awards.

A summary of PSU activity for the nine months ended December 27, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	335,843	$112.10
Granted(1)	220,349	$87.66
Vested(2)	(162,066)	$84.96
Forfeited	(36,495)	$114.24
Unvested as of December 27, 2025	357,631	$108.86
__________
(1)    Includes 35,443 shares issued for awards vested during fiscal 2026 based on achievement of performance metrics.
(2)    Includes the vesting of 162,066 shares that were earned for rTSR-based PSU awards granted in fiscal 2023 for performance periods ending during fiscal 2026, representing 128% of the target award.
As of December 27, 2025, there was $22.1 million of total unrecognized compensation cost related to non-vested performance share units deemed probable of vesting. This cost is expected to be recognized over a weighted average period of 1.9 years.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCL, net of tax, are as follows:

	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total

	(Dollars in Thousands)
Balance as of March 29, 2025	$(56,248)	$1,149	$15	$(55,084)
Other comprehensive income before reclassifications(1)	20,711	—	456	21,167
Amounts reclassified from AOCL(1)	—	—	(693)	(693)
Balance as of December 27, 2025	$(35,537)	$1,149	$(222)	$(34,610)
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
The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

The CODM measures and evaluates the operating segments based on operating income for purposes of assessing business performance and allocating resources. Certain corporate expenses and amounts considered to be non-recurring or non-operational are excluded from segment operating income. These items include acquisition, integration and divestiture related costs, amortization of acquired assets, restructuring costs, restructuring related costs, digital transformation costs related to the upgrade of the Company’s enterprise resource planning system, impairments and write downs, costs related to compliance with the European Union Medical Device Regulation (“MDR”) and In Vitro Diagnostic Regulation (“IVDR”), unusual or infrequent and material litigation-related charges and gains, losses on dispositions and sale of assets, remeasurement of the contingent consideration and unusual or infrequent gains such as on repurchases of convertible notes or divestitures. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. During the fourth quarter of fiscal 2025, the CODM began reviewing financial information including allocations of certain corporate costs including global functional support and overhead costs determined to benefit the segments. The prior period segment disclosures have been recast to reflect the new presentation.
The Company does not track its assets by segment, and as a result it is not practical to show assets or depreciation by segment. Consequently, the Company’s CODM does not review assets by segment when assessing business performance and allocating resources.

Selected information by reportable segment is presented below:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Net revenues:
Plasma	$138,905	$134,224	$394,166	$408,695
Blood Center	56,560	70,345	164,853	205,118
Hospital	143,502	143,973	428,657	416,412
Total net revenues	$338,967	$348,542	$987,676	$1,030,225

Significant segment expenses and operating performance:
Plasma
Cost of goods sold	$56,809	$58,658	$159,745	$189,722
Selling, general and administrative	27,096	23,532	78,055	73,924
Research and development	4,773	4,305	15,263	11,171
Plasma operating income	$50,227	$47,729	$141,103	$133,878
Blood Center
Cost of goods sold	$29,097	$40,235	$81,993	$112,726
Selling, general and administrative	13,472	14,311	40,658	45,115
Research and development	966	1,476	3,462	4,373
Blood Center operating income	$13,025	$14,323	$38,740	$42,904
Hospital
Cost of goods sold	$49,102	$48,690	$148,636	$145,081
Selling, general and administrative	59,937	59,132	180,226	179,128
Research and development	8,539	8,766	25,633	25,022
Hospital operating income	$25,924	$27,385	$74,162	$67,181
Corporate and unallocated expenses
Amortization of acquired assets	$(12,256)	$(15,571)	$(39,321)	$(49,284)
Integration and transaction costs	(1,655)	(244)	(5,677)	(13,449)
Restructuring and restructuring related costs	(1,484)	(4,983)	(3,066)	(18,486)
Digital transformation costs	(6,113)	(4,620)	(16,522)	(15,823)
Other(1)	(272)	(4,990)	(9,660)	3,561
Operating income	67,396	59,029	179,759	150,482
Interest and other expense, net	(7,421)	(9,112)	(23,330)	(9,148)
Income before provision for income taxes	$59,975	$49,917	$156,429	$141,334
__________
(1)    Comprised of litigation-related charges, impairment of intangible assets, and the write downs of certain assets for the three and nine months ended December 27, 2025. Comprised of MDR and IVDR costs, litigation-related charges, gains on sale of property, plant and equipment, impairment of intangible assets, and the write downs of certain assets for the three and nine months ended December 28, 2024.

Net revenues by business unit are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Plasma
Plasma net revenues	$138,905	$134,224	$394,166	$408,695

Blood Center
Apheresis	56,560	55,388	164,447	158,814
Whole Blood	—	14,957	406	46,304
Blood Center net revenues	56,560	70,345	164,853	205,118

Hospital
Interventional Technologies	56,054	63,253	173,610	188,220
Blood Management Technologies	87,448	80,720	255,047	228,192
Hospital net revenues	143,502	143,973	428,657	416,412

Total net revenues	$338,967	$348,542	$987,676	$1,030,225
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Plasma	$11,525	$12,058	$35,711	$36,006
Blood Center	1,768	2,142	5,376	8,332
Hospital	14,092	14,825	43,311	43,040
Total depreciation and amortization (excluding impairment charges)	$27,385	$29,025	$84,398	$87,378
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
Plasma	$207,840	$189,833
Blood Center	41,333	40,337
Hospital	48,061	53,882
Total long-lived assets	$297,234	$284,052
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
United States	$215,846	$217,212
Japan	1,045	1,250
Europe	30,772	20,024
Rest of Asia	31,543	28,705
Other	18,028	16,861
Total long-lived assets	$297,234	$284,052

Net revenues by operating regions are as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
United States	$247,713	$257,665	$730,206	$762,628
Japan	18,137	16,174	49,796	46,303
Europe	48,276	44,163	132,123	133,379
Rest of Asia	23,029	25,597	67,244	71,148
Other	1,812	4,943	8,307	16,767
Total net revenues	$338,967	$348,542	$987,676	$1,030,225

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
Recent Developments
Acquisition of Vivasure Medical Limited
On January 9, 2026, subsequent to the end of the third quarter of fiscal 2026, we acquired Vivasure Medical Limited (“Vivasure”) for gross upfront consideration of $116.4 million, with $60.7 million paid in cash at closing after giving effect to the value of certain prior investments and loans made by us to Vivasure, as well as other customary closing adjustments. The definitive agreement between the parties also provides for up to $98.9 million of additional contingent consideration based on sales growth and the achievement of certain other milestones, also subject to adjustment based on the value of certain prior investments and loans. We financed this transaction through available cash on hand.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal Elite system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for structural heart and endovascular procedures. In 2025, Vivasure submitted a Premarket Approval application to the U.S. FDA for the PerQseal Elite arterial closure system and received CE Mark approval in Europe for both arterial and venous indications. The addition of Vivasure expands our Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.
Share Repurchases
During the fourth quarter of fiscal 2026, we repurchased 360,457 shares of our common stock for $25.0 million under a previously executed Rule 10b5-1 trading plan. The total remaining authorization for repurchases of our common stock under the 2025 share repurchase program is $400.0 million.

Financial Summary

	Three Months Ended			Nine Months Ended
	December 27, 2025	December 28, 2024	Reported growth	December 27, 2025	December 28, 2024	Reported growth

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$338,967	$348,542	(2.7)%	$987,676	$1,030,225	(4.1)%
Gross profit	$202,386	$193,547	4.6%	$589,374	$555,908	6.0%
% of net revenues	59.7%	55.5%		59.7%	54.0%
Operating expenses	$134,990	$134,518	0.4%	$409,615	$405,426	1.0%
Operating income	$67,396	$59,029	14.2%	$179,759	$150,482	19.5%
% of net revenues	19.9%	16.9%		18.2%	14.6%
Interest and other expense, net	$(7,421)	$(9,112)	(18.6)%	$(23,330)	$(9,148)	155.0%
Income before provision for income taxes	$59,975	$49,917	20.1%	$156,429	$141,334	10.7%
Provision for income taxes	$15,235	$12,423	22.6%	$38,974	$31,636	23.2%
% of pre-tax income	25.4%	24.9%		24.9%	22.4%
Net income	$44,740	$37,494	19.3%	$117,455	$109,698	7.1%
% of net revenues	13.2%	10.8%		11.9%	10.6%
Net income per share – basic	$0.96	$0.75	28.0%	$2.47	$2.16	14.4%
Net income per share – diluted	$0.95	$0.74	28.4%	$2.46	$2.14	15.0%
Net revenues decreased 2.7% and 4.1% during the three and nine months ended December 27, 2025, respectively, as compared with the same periods of fiscal 2025. During the three months ended December 27, 2025, a revenue decrease in Blood Center, primarily driven by the divestiture of the Whole Blood product line in fiscal 2025, was partially offset by an increase in Plasma, primarily attributable to growth in U.S. plasma collections and prior innovation benefits. During the nine months ended December 27, 2025, revenue decreases in Plasma and Blood Center, primarily driven by the previously announced customer transition of CSL Plasma and the divestiture of the Whole Blood product line in fiscal 2025, were partially offset by an increase in Hospital, primarily attributable to the Hemostasis Management product line within the Blood Management Technologies franchise.
Operating income increased 14.2% and 19.5% during the three and nine months ended December 27, 2025, respectively, as compared with the same periods of fiscal 2025. The increase during the three and nine months ended December 27, 2025 was primarily due to pricing benefits across all business units, as well as decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up related to the acquisition of Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), partially offset by lower gains on sales of property, plant and equipment.
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

Results of Operations
Net Revenues by Geography

	Three Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
United States	$247,713	$257,665	(3.9)%	—%	(3.9)%
International	91,254	90,877	0.4%	2.7%	(2.3)%
Total net revenues	$338,967	$348,542	(2.7)%	0.8%	(3.5)%

	Nine Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth (1)

	(Dollars in Thousands)
United States	$730,206	$762,628	(4.3)%	—%	(4.3)%
International	257,470	267,597	(3.8)%	2.5%	(6.3)%
Net revenues	$987,676	$1,030,225	(4.1)%	0.7%	(4.8)%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 96 countries through a combination of our direct sales force and independent distributors. During the three and nine months ended December 27, 2025, our revenue generated outside the U.S. was 26.9% and 26.1%, respectively, of total net revenues, as compared with 26.1% and 26.0% during the three and nine months ended December 28, 2024, respectively. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Yuan, relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.
Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Plasma
Plasma net revenues	$138,905	$134,224	3.5%	0.7%	2.8%

Blood Center
Apheresis	56,560	55,388	2.1%	1.3%	0.8%
Whole Blood	—	14,957	(100.0)%	—%	(100.0)%
Blood Center net revenues	56,560	70,345	(19.6)%	1.1%	(20.7)%

Hospital
Interventional Technologies(2)	56,054	63,253	(11.4)%	0.2%	(11.6)%
Blood Management Technologies(3)	87,448	80,720	8.3%	0.7%	7.6%
Hospital net revenues	143,502	143,973	(0.3)%	0.6%	(0.9)%

Total net revenues	$338,967	$348,542	(2.7)%	0.8%	(3.5)%

	Nine Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Plasma
Plasma net revenues	$394,166	$408,695	(3.6)%	0.5%	(4.1)%

Blood Center
Apheresis	164,447	158,814	3.5%	1.3%	2.2%
Whole Blood	406	46,304	(99.1)%	—%	(99.1)%
Blood Center net revenues	164,853	205,118	(19.6)%	1.2%	(20.8)%

Hospital
Interventional Technologies(2)	173,610	188,220	(7.8)%	0.3%	(8.1)%
Blood Management Technologies(3)	255,047	228,192	11.8%	0.7%	11.1%
Hospital net revenues	428,657	416,412	2.9%	0.5%	2.4%

Total net revenues	$987,676	$1,030,225	(4.1)%	0.7%	(4.8)%
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
(3)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.

Plasma
Plasma revenue increased by 3.5% and decreased by 3.6%, respectively, on an as reported basis and increased by 2.8% and decreased by 4.1%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The increase during the three months ended December 27, 2025 was driven by increased growth in U.S. plasma collections and prior innovation benefits. The decrease during the nine months ended December 27, 2025, was driven by lower sales volumes in North America, primarily relating to the previously announced customer transition of CSL Plasma, which was partially offset by prior innovation benefits, share gains and upfront revenue recognition on execution of a renegotiated long-term software agreement with an existing software customer in the first quarter of fiscal 2026. We do not expect any North America disposable sales to CSL Plasma in fiscal 2026.
Blood Center
Blood Center revenue decreased by 19.6% and 19.6%, respectively, on an as reported basis and by 20.7% and 20.8%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The decrease was primarily driven by the divestiture of our Whole Blood product line, which was completed in January 2025, partially offset by product mix.
Hospital
Hospital revenue decreased by 0.3% and increased by 2.9%, respectively, on an as reported basis and decreased by 0.9% and increased by 2.4%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The decrease during the three months ended December 27, 2025 was driven by lower sales volume in the Interventional Technologies franchise, offset by an increase in sales volume in the Hemostasis Management product line within the Blood Management Technologies franchise. The increase during the nine months ended December 27, 2025 was primarily attributable to the Hemostasis Management product line within the Blood Management Technologies franchise, driven by volume growth and pricing benefits, which was partially offset by lower volume in the Interventional Technologies franchise.
Gross Profit

	Three Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Gross profit	$202,386	$193,547	4.6%	1.2%	3.4%
% of net revenues	59.7%	55.5%

	Nine Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Gross profit	$589,374	$555,908	6.0%	1.1%	4.9%
% of net revenues	59.7%	54.0%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased by 4.6% and 6.0%, respectively, on an as reported basis and by 3.4% and 4.9%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The increase was driven primarily by the continued transformation of the product portfolio to higher margin offerings, benefits from product innovation, decreased restructuring costs related to portfolio rationalization initiatives, and decreased amortization of fair value inventory step-up related to the Attune Medical acquisition.

Operating Expenses

	Three Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Research and development	$14,187	$15,829	(10.4)%	0.2%	(10.6)%
% of net revenues	4.2%	4.5%
Selling, general and administrative	$109,154	$106,459	2.5%	1.5%	1.0%
% of net revenues	32.2%	30.5%
Amortization of acquired intangible assets	$10,933	$12,230	(10.6)%	(0.4)%	(10.2)%
% of net revenues	3.2%	3.5%
Impairment of intangible assets	$716	$—	100.0%	—%	100.0%
% of net revenues	0.2%	—%
Total operating expenses	$134,990	$134,518	0.4%	0.4%	—%
% of net revenues	39.8%	38.6%

	Nine Months Ended
	December 27, 2025	December 28, 2024	Reported growth	Currency impact	Constant currency growth(1)

	(Dollars in Thousands)
Research and development	$45,320	$44,417	2.0%	0.1%	1.9%
% of net revenues	4.6%	4.3%
Selling, general and administrative	$321,488	$321,653	(0.1)%	0.8%	(0.9)%
% of net revenues	32.5%	31.2%
Amortization of acquired intangible assets	$33,507	$36,965	(9.4)%	(9.4)%	—%
% of net revenues	3.4%	3.6%
Impairment of intangible assets	$9,300	$2,391	289.0%	—%	289.0%
% of net revenues	0.9%	0.2%
Total operating expenses	$409,615	$405,426	1.0%	0.4%	0.6%
% of net revenues	41.5%	39.4%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Research and Development
Research and development expenses decreased by 10.4% and increased by 2.0%, respectively, on an as reported basis and decreased by 10.6% and increased by 1.9%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The decrease during the three months ended December 27, 2025 was primarily due to lower costs related to compliance with the European Union Medical Device Regulation and In Vitro Diagnostic Regulation requirements compared to the same period in fiscal 2025. The increase during the nine months ended December 27, 2025 was primarily due to increased investments into product innovation.
Selling, General and Administrative
SG&A expenses increased by 2.5% and decreased by 0.1%, respectively, on an as reported basis and increased by 1.0% and decreased by 0.9%, respectively, without the effect of foreign exchange during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The increase during the three months ended December 27, 2025 was primarily due to performance-based compensation costs and litigation-related charges. The decrease during the nine months ended December 27, 2025 was primarily driven by lower integration and transaction costs and freight costs, partially offset by lower gains on sales of property, plant and equipment.

Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $10.9 million and $33.5 million, respectively, during the three and nine months ended December 27, 2025, as compared with $12.2 million and $37.0 million, respectively, during the three and nine months ended December 28, 2024. The decrease was primarily due to certain intangible assets becoming fully amortized or impaired during fiscal 2025 and fiscal 2026.
Impairment of intangible assets
We recognized impairment charges of intangible assets of $0.7 million and $9.3 million, respectively, during the three and nine months ended December 27, 2025, as compared with no impairment and $2.4 million, respectively, during the three and nine months ended December 28, 2024. The impairment charges in fiscal 2026 were related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables. For further discussion, refer to Note 11, Goodwill and Intangible Assets within these condensed consolidated financial statements.
Interest and Other Expense, Net
Interest and other expense, net decreased by $1.7 million and increased by $14.2 million, respectively, during the three and nine months ended December 27, 2025, as compared with the same periods of fiscal 2025. The decrease during the three months ended December 27, 2025 was primarily due to unrealized and realized foreign currency exchange gains. The increase during the nine months ended December 27, 2025 was primarily driven by gains recognized in the first quarter of fiscal 2025 on the repurchase of $200.0 million of aggregate principal of our 0.0% convertible senior notes due in 2026 (the “2026 Notes”). For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
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
For the three and nine months ended December 27, 2025, we reported income tax expense of $15.2 million and $39.0 million, respectively, representing effective tax rates of 25.4% and 24.9%, respectively. The effective tax rate for the nine months ended December 27, 2025 includes $0.5 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three and nine months ended December 28, 2024, we reported income tax expense of $12.4 million and $31.6 million, respectively, representing effective tax rates of 24.9% and 22.4%, respectively. The effective tax rate for the three months ended December 28, 2024 includes an immaterial discrete tax benefit. The effective tax rate for the nine months ended December 28, 2024 includes $3.3 million of discrete tax benefit, primarily related to stock compensation windfalls. The discrete benefit also includes other items such as provision to return differences.
The reported tax rate for the three months ended December 27, 2025, compared to the same period in fiscal 2025, was relatively consistent. The increase in the reported tax rate for the nine months ended December 27, 2025, compared to the same period in fiscal 2025, relates primarily to the decrease in net stock compensation windfall benefits.

Liquidity and Capital Resources
Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	December 27, 2025	March 29, 2025

	(Dollars in Thousands)
Cash and cash equivalents	$363,367	$306,763
Availability under revolving credit facilities(1)	$748,697	$748,697
Working capital	$403,806	$356,862
Current ratio	1.7	1.6
Net debt position(2)	$(861,366)	$(918,025)
Days sales outstanding	52	55
Inventory turnover	1.4	1.4
__________
(1)    Availability under our revolving credit facilities is reduced by eligible outstanding letters of credit allowable of $1.3 million as of December 27, 2025 and March 29, 2025, respectively.
(2)    Net debt position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our 2026 Notes, 2.5% convertible senior notes due in 2029 (the “2029 Notes”), and our senior unsecured term loan. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, share repurchases, the market and regional alignment initiative and cash principal and interest payments under our revised credit agreements.
As of December 27, 2025, we had $363.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S. On January 9, 2026, subsequent to the end of the third quarter of fiscal 2026, we completed the acquisition of Vivasure. We paid $60.7 million in cash at closing, after giving effect to the value of certain prior investments and loans made by the Company to Vivasure as well as other customary closing adjustments. For further discussion, refer to Note 3, Acquisitions, Divestitures and Strategic Investments within these condensed consolidated financial statements.
Convertible Senior Notes
In the first quarter of fiscal 2025, we used a portion of the proceeds from the 2029 Notes to repurchase $200.0 million of the $500.0 million aggregate principal amount of our 2026 Notes for a total cost of $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million. As of December 27, 2025, the $300.0 million remaining principal balance on the 2026 Notes was netted down by $0.3 million of remaining debt issuance costs, resulting in a net convertible note payable of $299.7 million. The 2026 Notes will mature on March 1, 2026, at which time we expect to settle the remaining principal that has not been already converted, redeemed or repurchased through a combination of cash on hand and borrowings under its revolving credit facility. As of September 1, 2025, holders of the 2026 Notes are able to convert all or a portion of their 2026 Notes, and as of December 27, 2025, there have been no conversions. Interest expense related to the 2026 Notes was $0.4 million and $1.2 million, respectively, for the three and nine months ended December 27, 2025 which is entirely attributable to the amortization of the debt issuance costs. The remaining debt issuance costs are amortized at an effective interest rate of 0.5%. For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
As of December 27, 2025, the $700.0 million principal balance of the 2029 Notes was netted down by $12.1 million of remaining debt issuance costs, resulting in a net convertible note payable of $687.9 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. As of December 27, 2025, the 2029 Notes were not convertible. Interest expense related to the 2029 Notes was $5.2 million and $15.6 million, respectively, for the three and nine months ended December 27, 2025, which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.

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
As of December 27, 2025, $240.6 million was outstanding under the term loan with an effective interest rate of 5.8%. There were no outstanding borrowings under the revolving credit facilities as of December 27, 2025. We also had $18.2 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of December 27, 2025.
We have scheduled principal payments of $1.6 million required during the remainder of fiscal 2026 related to its term loan.
2025 Share Repurchase Program
In April 2025, our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. In September 2025, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of December 27, 2025, the total remaining authorization for repurchases of our common stock under the share repurchase program was $425.0 million.
Market and Regional Alignment Initiative
In May 2025, our Board approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing our resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. During the three and nine months ended December 27, 2025, we incurred restructuring and restructuring related costs of $1.5 million and $4.9 million, respectively, under this initiative. Total cumulative charges under the market and regional alignment initiative are $5.5 million as of December 27, 2025. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.
Cash Flows

	Nine Months Ended
	December 27, 2025	December 28, 2024

	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$222,280	$65,168
Investing activities	(92,934)	(179,935)
Financing activities	(76,961)	260,268
Effect of exchange rate changes on cash and cash equivalents(1)	4,219	(3,455)
Net change in cash and cash equivalents	$56,604	$142,046
__________
(1)    The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.

Operating Cash Flows
Net cash provided by operating activities increased by $157.1 million during the nine months ended December 27, 2025, as compared with the same period of fiscal 2025. Cash flows from operations for fiscal 2026 period included net income of $117.5 million, adjusted for non-cash depreciation and amortization of $84.4 million, share-based compensation expense of $24.7 million, and impairment charges of $9.3 million, partially offset by cash outflows for working capital of $17.6 million driven by digital transformation costs. The fiscal 2025 period included cash inflows from net income of $109.7 million, adjusted for non-cash depreciation and amortization of $87.4 million and share-based compensation expense of $22.7 million, partially offset by cash outflows for non-cash adjustments related to a $12.6 million gain on the repurchase of convertible senior notes in the first quarter of fiscal 2025, a $14.6 million gain on the sale of property, plant and equipment, and unfavorable working capital adjustments of $141.7 million driven by increased outflows for inventory.
Investing Cash Flows
Net cash used in investing activities decreased by $87.0 million during the nine months ended December 27, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows for strategic investments of $30.6 million, non-cash transfers from inventory of $42.6 million, and $15.1 million of capital expenditures. The fiscal 2025 period included cash outflows for the acquisition of Attune Medical of $150.9 million, capital expenditures of $23.6 million, other strategic investments of $13.5 million and non-cash transfers from inventory of $12.6 million, partially offset by proceeds from the sale of property, plant and equipment of $20.8 million.
Financing Cash Flows
Net cash provided by financing activities decreased by $337.2 million during the nine months ended December 27, 2025, as compared with the same period of fiscal 2025. The fiscal 2026 period included cash outflows of $75.0 million for share repurchases, repayments of term loan borrowings of $4.7 million, and $5.0 million of employee equity award settlements. The fiscal 2025 period included cash inflows relating to proceeds from the sale of the 2029 Notes of $700.0 million and proceeds from term loan borrowings of $250.0 million, partially offset by cash outflows for the repurchase of a portion of the 2026 Notes of $185.5 million, capped call purchases of $88.2 million, term loan redemptions of $262.5 million, shares repurchases of $75.0 million, payments on the revolving credit facility of $50.0 million, debt issuance costs of $23.1 million, and $10.2 million of employee equity award settlements.
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
•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, including our acquisitions of OpSens Inc., Attune Medical and Vivasure, divestitures or other strategic investments by us may not be realized or may take longer to realize than expected;
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
•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including our market and regional alignment initiative;
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
Foreign Exchange Risk
Our reporting currency is the U.S. Dollar, however, during the three months ended December 27, 2025 and December 28, 2024, 26.9% and 26.1%, respectively, of our sales were generated outside the U.S., and during the nine months ended December 27, 2025 and December 28, 2024, 26.1% and 26.0%, respectively, of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of December 27, 2025, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $9.0 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $10.9 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of December 27, 2025 was $240.6 million with an effective interest rate of 5.8% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of December 27, 2025, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $200.6 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.

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
As part of our business development activities, we hold strategic investments in certain entities. We have made total strategic investments and loans totaling $97.2 million as of December 27, 2025 and $61.6 million as of March 29, 2025, including $78.3 million and $48.7 million in strategic investments and loans to Vivasure, as of December 27, 2025 and March 29, 2025, respectively. On January 9, 2026, subsequent to the end of the third quarter of fiscal 2026, we completed the acquisition of Vivasure. These strategic investments and loans include Vivasure, which we acquired on January 9, 2026. Our strategic investments are classified as other long-term assets on our condensed consolidated balance sheets, and we have not recorded any material adjustments to the carrying value of our strategic investments during the three and nine months ended December 27, 2025 and December 28, 2024. For further discussion, refer to Note 3, Acquisitions, Divestitures and Strategic Investments within these condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, as of December 27, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 27, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information on the Company’s share repurchases during the third quarter of fiscal 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)(2)

	(Dollars in Thousands, Except Per Share Data)
September 28, 2025 – October 25, 2025	—	—	—	$425,000
October 26, 2025 – November 22, 2025	—	—	—	$425,000
November 23, 2025 – December 27, 2025	—	—	—	$425,000
Total	—		—
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
(2)    In September 2025, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43. As of December 27, 2025, the total remaining authorization for repurchases of our common stock under the share repurchase program was $425.0 million.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended December 27, 2025, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

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

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended December 27, 2025 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

February 5, 2026	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

February 5, 2026	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)