Form 10-K
period 2026-03-28
HAEMONETICS CORP
filed 2026-05-20
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes that all executive officers and directors are “affiliates” of the registrant) as of September 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $2,226,588,933 (based on the closing sale price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
The number of shares of $0.01 par value common stock outstanding as of May 15, 2026 was 45,445,983.
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
We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for plasma, red cells and platelets. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines. Financial information concerning these segments is provided in Note 18, Segment and Enterprise-Wide Information, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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
Over the last 20 years, the collection of source plasma has increasingly been performed by vertically integrated biopharmaceutical companies such as Grifols S.A., Octapharma AG, Takeda’s BioLife Plasma subsidiary and CSL Limited (together with its affiliates, “CSL”). With their global operations and management expertise, these companies are focused on efficient plasma supply chain management and leveraging information technology to manage operations from the point of plasma donation through fractionation to the production of the final pharmaceutical product.
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
Today, nearly all source plasma collections worldwide are performed using automated collection technology at dedicated facilities. We offer multiple products to support these dedicated source plasma operations, including our NexSys PCS® plasmapheresis collection system and related disposables. We also offer a portfolio of integrated information technology platforms for plasma customers to manage their donors, operations and supply chain. Our software products, including our NexLynk DMS® donor management system and Donor360® tools, automate the donor interview and qualification process, streamline the workflow process in the plasma center, provide the controls necessary to evaluate donor suitability, inform the ability to release units collected and manage unit distribution. With our software solutions, plasma collectors can manage processes across the plasma supply chain, ensure high quality and compliance process support, react quickly to business changes and implement opportunities to reduce costs.
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
Our NexSys PCS with YES® technology is a yield-enhancing solution that enables increases in plasma yield per collection by an additional 18-26 mL per donation, on average. In fiscal 2021, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our NexSys PCS with proprietary Persona® technology. NexSys PCS with Persona technology uses a percent plasma nomogram that customizes plasma collection based on an individual donor’s body composition and enables a 9% to 12% average increase in plasma volume per donation, based on our baseline device, software configuration and donor population. In fiscal 2024, we received FDA clearance for advancements to NexSys PCS including a new plasma collection bowl and new Express® Plus technology engineered to reduce procedure time. Additionally, in the fourth quarter of fiscal 2026 we received FDA 510(k) clearance for our NexSys PCS Plasma Collection System with Persona® PLUS technology. Persona PLUS is the next generation of our proprietary and patented Persona technology that enables on average a mid-single digit percent increase of plasma per donation over Persona. These recent innovations in Plasma strengthen the NexSys PCS value proposition and reinforce our commitment to supporting our Plasma customers. We expect to pursue further regulatory clearances for additional enhancements to the overall product offering.

We have entered into agreements with all U.S. customers to adopt NexSys PCS somewhere in their global collection network and our NexLynk DMS donor management software has been adopted by all U.S. customers except those with internally developed systems. We have completed conversion of our U.S. customers to Express Plus and Persona technologies as of the end of fiscal 2026.
Our Plasma business unit represented 39.3%, 39.3% and 43.5% of our total revenue in fiscal 2026, 2025 and 2024, respectively.
•Blood Center
Our Blood Center business offers a range of products and technologies to help blood centers optimize their blood collections, improve donor safety, enhance yields and control costs.
Blood Center Market — There are over 118 million blood donations around the world each year that produce blood products for transfusion to surgical, trauma or chronically ill patients. Patients typically receive only the blood components necessary to treat a particular clinical condition. Platelet therapy is frequently used to alleviate the effects of chemotherapy and to help patients with bleeding disorders. Red cells are often transfused to patients to replace blood lost during surgery and transfused to patients with blood disorders, such as sickle cell anemia or aplastic anemia. Plasma, in addition to its role in creating life-saving pharmaceuticals, is frequently transfused to replace blood volume in trauma victims and surgical patients.
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
Blood Center Products — We offer automated blood component systems to blood centers to collect blood products efficiently and cost effectively. Our MCS® brand apheresis equipment is designed to collect specific blood components from the donor, with collection options spanning from multi-dose collection of individual components to combinations of different blood components, increasing our customers’ donor management capabilities and reducing the number of donors required to achieve collection targets. We also market to Blood Center customers our NexSys PCS device for plasma collections as well as our ACP automated cell processor for the preparation and recovery of frozen blood cells. In the fourth quarter of fiscal 2025, we completed the divestiture of the Whole Blood product line within our Blood Center business, allowing us to better align our resources to higher margin, higher growth opportunities.
Our Blood Center business represented 16.6%, 19.2% and 21.6% of our total revenue in fiscal 2026, 2025 and 2024, respectively.
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
Vascular Closure Products — Our VASCADE technology was developed to address the limitations of manual compression and existing vascular closure devices. Our VASCADE family of Vascular Closure products consists of four devices, VASCADE® 5F, VASCADE 6/7F, VASCADE MVP® and VASCADE MVP® XL, which share a common, innovative technology that features a simple, catheter-based delivery system and leverages the natural clot-inducing properties of collagen. This novel design significantly reduces access site complications, increases patient satisfaction and improves hospital workflow metrics that, in turn, drive economic benefits and overall cost savings. Our Vascular Closure devices address the growing number of catheter-based coronary, structural heart, peripheral and electrophysiology procedures that require vascular access site closure each year.
Our VASCADE product is proven to have a statistically significant reduction in minor complications compared to manual compression based on a randomized clinical trial. Our VASCADE MVP device is the first marketed vascular closure device clinically proven in a prospective, multi-center, randomized clinical trial, to improve workflow relative to manual compression for electrophysiology procedures. Importantly, these improvements may drive meaningful cost savings for hospitals, ambulatory surgery centers and other treatment facilities. VASCADE MVP was also the first vascular closure device to receive an FDA indication for same-day discharge following atrial fibrillation ablation. During fiscal 2025, we launched our newest VASCADE product, the VASCADE MVP XL, which utilizes 58% more collagen and a larger disc than the VASCADE MVP system. Additionally, in the fourth quarter of fiscal 2026 we received FDA approval to expand the indication for VASCADE MVP XL to include procedures using 10-14F ID and up to 17F OD sheaths.
Our PerQseal® Elite large bore closure system is designed for percutaneous vessel closure following catheter-based procedures requiring large bore femoral access, including transcatheter aortic valve replacement (“TAVR”), endovascular aneurysm repair (“EVAR”) and mechanical circulatory support procedures. PerQseal Elite features a fully bioabsorbable, sutureless sealing patch intended to address the clinical need for large bore closure through a simple over-the-wire deployment approach that maintains 0.035” guidewire access. The system is compatible with arteriotomies and venotomies up to 26F (14F – 22F sheaths). PerQseal Elite has received CE Mark in Europe for arterial and venous indications, and we have submitted a premarket approval (“PMA”) application to the FDA for an arterial indication in the United States. We believe PerQseal Elite complements and expands our Vascular Closure portfolio into the large bore market.
Sensor-Guided Technologies
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
Our SavvyWire® is a sensor-guided 3-in-1 guidewire for TAVR procedures, advancing the workflow of the procedure and enabling potentially shorter hospital stays for patients. SavvyWire serves as a guide-wire, delivers accurate hemodynamic measurement and display, and provides left ventricular (“LV”) pacing without the need for adjunct devices or venous access.
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
Esophageal Protection Products — Our ensoETM® system consists of a multi-lumen silicone tube placed in the esophagus, akin to a standard orogastric tube. By circulating temperature-controlled water, the ensoETM system provides proactive cooling during RF cardiac ablation, reducing the likelihood of esophageal injury. The ensoETM system can also be used to cool or warm a patient in other surgical and critical care settings, particularly in procedures where external cooling or heating may not be available or effective, such as burn surgery.
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
The TEG® 6s system quickly delivers a comprehensive assessment of a patient’s hemostasis, giving clinicians the invaluable insight needed to deliver more targeted treatment. It delivers high quality test results with an easy-to-operate analyzer. The automated cartridge-based system runs up to four assays simultaneously without any manual reagent mixing. The TEG 6s analyzer is our smallest cartridge-based viscoelastic analyzer available and can be utilized in a variety of settings.
TEG Manager® software centralizes data from connected TEG analyzers throughout the hospital, providing clinicians secure remote access to both active and historical test results that inform treatment decisions. Clinical alert messages can be configured according to institution guidelines, providing standardized practice and efficient test interpretation.
In the U.S., the TEG 6s system is indicated to assess hemorrhage or thrombosis conditions in cardiovascular surgery and cardiology procedures as well as to evaluate the hemostasis condition in adult trauma patients. TEG 6s PlateletMapping® ADP & AA Cartridge can help understand a patient’s platelet function and provide insight into the risk of bleeding and greater confidence in therapeutic decisions. In fiscal 2024, we received FDA clearance for a new TEG 6s Global Hemostasis-HN assay cartridge. This new cartridge extends Haemonetics' TEG 6s viscoelastic testing capabilities to serve fully heparinized patients in adult cardiovascular surgeries/procedures and liver transplantation in both laboratory and point-of-care settings. We continue to pursue a broader set of indications for TEG 6s in the U.S. The TEG 6s system is approved for a broader set of indications outside of the U.S., including Europe, Australia and Japan.

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
Transfusion Management Products — Our Transfusion Management solutions are designed to help provide safety, traceability and compliance from the hospital blood bank to the patient bedside and enable consistent care across the hospital network. Our SafeTrace Tx® transfusion management software is designed to be used as the system of record for all hospital blood bank and transfusion service information. BloodTrack® blood management software is a modular suite of blood management and bedside transfusion solutions that combines software with hardware components and acts as an extension of the hospital’s blood bank information system. The software is designed to work with blood storage devices, including the BloodTrack HaemoBank® device.
Our Hospital business represented 44.1%, 41.5% and 34.9% of our total revenue in fiscal 2026, 2025 and 2024, respectively.
Marketing and Sales
We market and sell our products in approximately 90 countries through a combination of our own direct sales force (including full-time sales representatives and clinical specialists) as well as independent distributors in approximately 87 countries. Our customers include biopharmaceutical companies, blood collection groups and independent blood centers, hospitals and hospital service providers, group purchasing organizations and national health organizations. Sales representatives target the primary decision-makers within each of those organizations. In fiscal 2026, our ten largest customers accounted for approximately 44% of our net revenues. In fiscal 2026, one Plasma customer accounted for approximately 13% of total net revenues.

Research and Development
Our investment in research and development is critical to driving our future growth. Our research and development efforts are focused on the further development and improvement of our existing products, the design and development of new, innovative medical technologies and regulatory compliance across all our business segments. Our research and development function maintains technical expertise in engineering disciplines critical to our products, including mechanical, electrical, software, biomedical engineering and chemistry. Innovations resulting from these various engineering efforts enable us to develop systems that are faster, smaller and more user-friendly, or that incorporate additional features important to our customer base. Customer collaborations are also an important part of our technical strength and competitive advantage. These collaborations with customers provide us with ideas for new products and applications, enhanced protocols and potential test sites as well as objective evaluations and expert opinions regarding technical and performance issues.
Research and development resources were allocated primarily to support innovation across our Plasma and Hospital product portfolios in fiscal 2026. During fiscal 2026 we announced FDA clearance for the NexSys PCS Plasma Collection System with Persona PLUS technology, which represents the next generation of our proprietary and patented Persona technology that tailors plasma collections to each donor for improved average plasma volume per donation. Additionally, during fiscal 2026 we received FDA approval to expand the labeling for the VASCADE MVP XL venous vascular closure system to include procedures using 10-14F inner diameter (ID) and up to 17F outer diameter (OD) procedural sheaths. With this label expansion, the VASCADE MVP XL system is approved for larger sheaths used in market-leading technologies for pulsed field ablation (“PFA”) and left atrial appendage closure (“LAAC”) to treat atrial fibrillation.
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
Our production activities occur in controlled settings or “clean room” environments and have built-in quality checks throughout the manufacturing process. Our manufacturing teams are focused on continuously improving our productivity, product cost and product quality through change control procedures, validations and strong supplier management programs. We regularly review our logistics capabilities, inventory and safety stock levels and maintain business continuity plans to address supply disruptions that may occur.
Our primary consumable manufacturing operations are located in North America and Malaysia. Contract manufacturers also supply component sets according to our specifications, with component sets manufactured in Japan, Singapore, Thailand, Indonesia and the Philippines. Our capital equipment is principally manufactured in Malaysia, Australia and the U.S.
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
We are engaged in intellectual property litigation as described in Note 15, Commitments & Contingencies, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We have instituted, and may in the future institute, intellectual property litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Such litigation could be protracted, expensive and subject to significant uncertainty as to outcome. Additionally, we have been, and may in the future be, notified of claims that we may be infringing, misappropriating or otherwise violating the intellectual property rights of third parties. In connection with any such claims, we may seek to enter into settlement and/or licensing arrangements or to litigate such claims. Any such settlements could include cross-licensing of the patents that are the subject of the litigation and/or monetary payments, and a successful claim against us may require the removal of the alleged infringing product from the market or require designing around the third party’s patents, potentially resulting in less market demand for the product. For additional information, see Item 1A. “Risk Factors” below.
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
In addition, we face competition from several large global companies with product offerings similar to ours. Terumo Blood and Cell Technologies (“Terumo BCT”), Fresenius SE & Co. KGaA, and Abbott Laboratories, in particular, have significant financial and other resources and are strong competitors in a number of our businesses. The following provides an overview of the key competitors in each of our three global business units.
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

•Hospital
Interventional Technologies:
Vascular Closure
The vascular closure industry is highly competitive and has been evolving rapidly with the introduction of new products, technologies, regulations and activities of industry participants. Our VASCADE and PerQseal products serve as alternatives to existing methods of vascular access site closure in interventional procedures, generally including manual compression, figure-of-eight sutures and other advanced closure devices. Our main competitors in vascular access closure include Terumo BCT, Abbott Laboratories, Cordis, and Teleflex, where we compete primarily based on clinical and economic value, ease of use, workflow improvements and patient satisfaction. Our products are optimized for the requirements of coronary, structural heart, peripheral and electrophysiology procedures, including procedures that require multiple access sites. In addition, our value proposition is supported by robust clinical trial evidence and study data, which demonstrate reduced access site complication rates as well as workflow improvements compared to manual compression that lead to cost savings.
Sensor-Guided Technologies
The landscape of sensor-guided technologies is competitive, especially within the mature coronary physiology market. Our OptoWire and SavvyWire products stand out as leading offerings in their respective segments, providing real-time feedback and precise guidance during coronary physiology and structural heart procedures. Competitors such as Abbott Laboratories, Boston Scientific, and Philips pose challenges and opportunities in the coronary physiology segment, each offering their own technologies and solutions. There are not currently competing, commercially available guidewires that are indicated to deliver both hemodynamic measurement and LV pacing for TAVR procedures; however, at least one competitor (SoloPace(R)) has entered the market with a guidewire indicated for on-label LV pacing during TAVR, which may increase competitive pressure in this segment over time.
Esophageal Protection
The ensoETM system competes primarily with temperature monitoring as the current standard of care for esophageal protection during RF ablations, as well as with a small number of other esophageal protection devices that deviate the esophagus. Additionally, RF ablation technologies are experiencing significant competition from companies advancing PFA technologies on the basis of, among other factors, workflow efficiencies and safety profile. In this context, ensoETM supports the continued use of RF ablation technologies by reducing the likelihood of ablation-related esophageal injury. The ensoETM system’s utility in temperature regulation during other surgical and critical care procedures also provides additional opportunities for market penetration and differentiation.
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
In the United States, medical devices, drugs and biological products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to clear or approve applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.
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

Devices deemed by the FDA to pose the greatest risk are placed in Class III. A PMA is required for most Class III devices. The PMA process is more detailed, lengthier and more expensive than the 510(k) and de novo processes. Our VASCADE portfolio of vascular closure systems are Class III products for which PMAs were previously obtained and we have submitted a PMA application to the FDA for an arterial indication for the PerQseal Elite product. The 510(k) clearance, de novo classification, and PMA processes can be resource intensive, expensive, lengthy and require payment of significant user fees.
Postmarket Requirements - U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. Generally, establishments that design and/or manufacture devices are required to register with the FDA. They also must provide the FDA with a list of the devices that they design and/or manufacture at their facilities. Other postmarket requirements include compliance with:
•The Quality Management System Regulation (“QMSR”), which in February 2026 replaced the Quality System Regulation (“QSR”). It sets forth current good manufacturing practice (“cGMP”) requirements for medical devices, incorporating by reference the international standard specific for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016 Medical devices – Quality management systems – Requirements for regulatory purposes. The QMSR applies to manufacturers, including contract manufacturers, of finished medical devices, and governs methods, facilities, and controls used in designing, manufacturing, packaging, labeling, storing, installing and servicing such devices. Manufacturers of medical devices must establish a quality system appropriate for the devices they manufacture. For example, devices containing certain types of software must implement comprehensive cybersecurity risk management programs and documentation consistent with the QMSR. The Haemonetics quality management system is certified to ISO 13485:2016;
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
Additionally, we and the manufacturing facilities of some of our suppliers are subject to unannounced inspections by the FDA to determine our compliance with the QMSR and other applicable regulations described above. If a company fails to comply with regulatory requirements, the FDA can issue Form 483 Notices of Observation, warning letters or untitled letters, recommend or require product recalls, issue safety communications, seek a court order detaining or seizing certain devices, seek an injunction, suspend or withdraw regulatory clearance or approvals, ban certain medical devices, order repair, replacement or refund of medical devices or require notification of health professionals and others with regard to medical devices that present risks of substantial harm to the public health. The FDA may also initiate action for criminal prosecution of violations.
The FDA also may require post market testing, surveillance, or other measures to monitor the effects of an approved or cleared product. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with QMSRs.
Advertising, marketing and promotional activities for devices are also subject to FDA oversight. The failure to comply with the requirements applicable to these activities can result in FDA enforcement action.
Manufacturers of medical devices are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling. Promotion of products for uses not described in the approved or cleared labeling (“off-label” uses) has resulted in enforcement actions against manufacturers, including actions alleging violation of the Federal False Claims Act, federal and state healthcare fraud and abuse laws, and state consumer protection laws. The failure to comply with prohibitions on “off-label” promotion can result in significant monetary penalties, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other administrative and enforcement actions. In the U.S., allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

Requirements Outside the U.S.
The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our products are sold. For example, the European Union (“EU”) has adopted the EU Medical Device Regulation (the “EU MDR”) and the EU In Vitro Diagnostic Regulation (the “EU IVDR”), each of which impose stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and postmarket surveillance, than the medical device directives they replace. The EU MDR became fully applicable as of May 26, 2021 and the EU IVDR became fully applicable as of May 26, 2022. We achieved initial EU MDR and IVDR certifications in October 2023. EU MDR certification is ongoing for legacy devices.
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
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false, fraudulent or materially incomplete claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. In recent years, companies in the healthcare industry have faced enforcement actions under the federal False Claims Act for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product or causing false claims to be submitted because of the company’s marketing of the product for unapproved and thus non-reimbursable, uses. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of tens of thousands of dollars per false claim or statement. Healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
Human Capital
We are committed to building a collaborative, performance-driven culture that attracts and retains top talent. As of March 28, 2026, we employed the full-time equivalent of 3,009 persons. Approximately 78% of our employees are located in North America and the remaining 22% are located across 17 other countries.
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

Cautionary Statement Regarding Forward-Looking Information
Certain statements that we make from time to time, including statements contained in this Annual Report on Form 10-K and incorporated by reference into this report, constitute “forward looking-statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “foresees,” “potential” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; the Company’s strategy for growth; product development, commercialization and anticipated performance and benefits; regulatory approvals; impacts of acquisitions or dispositions; impacts of share repurchases; and market position and expenditures.
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
•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, including the Company’s acquisitions of Vivasure Medical Limited (“Vivasure”), OpSens Inc. and Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), divestitures or other strategic investments by the Company may not be realized or may take longer to realize than expected;
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
•Our ability to obtain the anticipated benefits of restructuring programs that we have or may undertake, including our ongoing market and regional alignment and portfolio rationalization initiatives;
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
•Geopolitical and economic conditions in China, Taiwan, Russia, Ukraine, Iran and other parts of the Middle East, and other foreign jurisdictions where we do business;
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
We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives. If we have not correctly identified the product categories with the greatest growth potential, we will not allocate our resources appropriately which could have a material adverse effect on our business, financial condition or results of operations.
Material reductions in purchasing from or loss of a significant customer could adversely affect our business.
In fiscal 2026, our ten largest customers accounted for approximately 44% of our net revenues. A material portion of sales in our Plasma segment come from (and we anticipate will continue to come from) a limited number of customers. In fiscal 2026, one Plasma customer accounted for approximately 13% of total net revenues. Any non-renewal, termination, material reduction in purchasing or material reduction in per unit pricing by any of our largest customers for any reason, including material decreases in demand for plasma or development of alternative processes, could have a material adverse effect on our business, financial condition or results or operations.
We face intense competition, and if we are unable to successfully expand our product lines through internal research and new product development or keep pace with rapid technological changes in the healthcare industry, our business may be materially and adversely affected.
A significant element of our strategy is to increase revenue growth by focusing on innovation and new product development. The medical device markets in which we participate, however, are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of whom have greater financial and marketing resources than we do. In addition, the medical device markets in which we participate and the healthcare industry generally are characterized by extensive research and development and rapid technological change.
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
We have sought and in the future may seek to supplement our organic growth through strategic acquisitions, investments and alliances, including our acquisitions of Vivasure Medical Limited, OpSens Inc. and Attune Medical. We have also sought and in the future may seek to divest certain assets deemed non-core to our long-term strategic objectives, including our divestiture in January 2025 of the Whole Blood product line and related assets within our Blood Center business unit. Such transactions are inherently risky and require significant effort and management attention. The success of any acquisition, investment or alliance, or of any divestiture, may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity or to successfully integrate any business we may acquire into our existing business.
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
We increasingly rely on information technology systems, including cloud-based computing, to process, transmit and store electronic information for our day-to-day operations and for our customers, including sensitive personal information and proprietary or confidential information. Additionally, certain of our products collect data regarding patients and donors and connect to our systems for maintenance and other purposes or are actively managed by Haemonetics on behalf of specific customers. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. We outsource certain elements of our information technology systems to third parties that, as a result of this outsourcing, could have access to certain confidential information and whose systems may also be vulnerable to these types of attacks or disruptions. While we conduct security risk assessments prior to engaging third-party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with the services they provide, it is possible that they suffer a cyber-attack that impacts us, our suppliers or our customers. Security threats, including cyber and other attacks are becoming increasingly sophisticated, frequent, and adaptive and, like other large multi-national companies, we have experienced cyber incidents in the past and may experience them in the future. Accordingly, our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. This includes opportunities as well as risks associated with the integration of AI into our or our suppliers’ or customers’ operations. While AI presents significant opportunities for innovation and efficiency, it could also introduce new risks in managing information systems and in the cybersecurity threat landscape. Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operation or financial condition. While we have invested and continue to invest in the protection of personal information and proprietary or confidential information, there can be no assurance that our efforts will prevent cyber-attacks, intrusions, breakdowns or other incidents or ensure compliance with all applicable securities and privacy laws, regulations and standards. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Emerging technologies such as generative AI may be used by malicious actors to create more targeted phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. Any failure by us or third parties we work with to maintain or protect our respective information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
Additionally, the legal and regulatory environment surrounding information security and privacy is increasingly demanding, with the imposition of new and changing requirements across businesses, including rules requiring timely public disclosure of cybersecurity incidents. We are required to comply with increasingly complex and changing legal and regulatory requirements that govern the collection, use, storage, security, transfer, disclosure and other processing of personal data in the United States and in other countries, including, but not limited to, HIPAA, HITECH, the California Consumer Privacy Act (“CCPA), the California Privacy Rights Act, and the EU’s General Data Protection Regulation (“GDPR”). The GDPR imposes stringent EU data protection requirements and provides for significant penalties for noncompliance. HIPAA also imposes stringent data privacy and security requirements and the regulatory authority has imposed significant fines and penalties on organizations found to be out of compliance. CCPA provides consumers with a private right of action against companies who have a security breach due to lack of appropriate security measures, and several other U.S. states have introduced or proposed similar privacy laws which may apply to us directly or indirectly through our customers, manufacturers, suppliers or other third-party partners. In addition, information security and privacy laws continue to come into effect in China and other countries where we conduct business. We or our third-party providers and business partners may also be subjected to audits or investigations by one or more domestic or foreign government agencies relating to compliance with information security and privacy laws and regulations, and noncompliance with the laws and regulations could result in material fines or litigation.

An inability to successfully manage the implementation of our new global enterprise resource planning system could adversely affect our operations and operating results.
We are in the process of implementing a new global enterprise resource planning system. This system will replace many of our existing operating and financial systems. The implementation is a major undertaking, both financially and from a management and personnel perspective. Any material disruptions, delays or deficiencies in the design and implementation of our new enterprise resource planning system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.
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
Political, economic and policy influences are causing the healthcare and blood collection industries to make substantial structural and financial changes that affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs are causing structural reforms in healthcare delivery, including the reduction in blood use and reduced payments for care. These trends have placed greater pricing pressure on suppliers and, in some cases, decreased average selling prices and increased the number of sole source relationships. This pressure impacts our Hospital and Blood Center businesses. Our vascular closure devices, for example, are often perceived as physician preference devices with a relatively higher price point compared to certain vascular closure alternatives such as sutures or manual compression, and purchases are commonly made by a hospital only after approval by its value analysis committee. If a hospital value analysis committee does not approve or revokes prior approval for any of the reasons set forth above, the demand for our vascular closure devices may decrease and we could experience an adverse effect on our results of operations or financial condition. Additionally, the influence of integrated delivery networks, group purchasing organizations and large single accounts has the potential to put price pressure on our Hospital business.
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
We have a complex global supply chain that involves integrating key suppliers and our manufacturing capacity into a global movement of components and finished goods. This complexity is enhanced by global macroeconomic conditions and uncertainty, including inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments.

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
Many of our products also require sterilization prior to sale or distribution and we utilize contract sterilizers to perform this service. To the extent our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative resources or methods in a timely or cost effective manner, or at all, which could have a material impact on our results of operations and financial condition.
In addition, we manufacture our VASCADE vascular closure devices under a shelter plan service agreement with Offshore International Incorporated (d/b/a Tetakawi) pursuant to which we lease our manufacturing facility in Guaymas, Mexico. Tetakawi is responsible for a number of ongoing services related to the facility, including provision of external security and maintenance, manufacturing personnel related human resource matters, recruiting support, government compliance, workforce transportation and cross-border shipping of raw components. We are reliant on Tetakawi to provide these services and any disruption in these services or our failure to maintain our contractual relationship with Tetakawi could significantly harm our ability to manufacture our vascular closure devices and maintain sufficient quality standards, which would negatively impact our business and results of operations.
Due to the high standards and stringent requirements of the FDA and other similar non-U.S. regulatory agencies applicable to manufacturing our products, such as the FDA’s QMSR and cGMP regulations, we also may not be able to quickly establish additional or replacement sources for certain raw materials, components or finished goods. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials, components or finished goods on commercially reasonable terms or in a timely manner, could compromise our ability to manufacture our products on a timely and cost-competitive basis, which may have a material adverse effect on our business, financial condition and results of operations.
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
We have implemented various cost reduction initiatives to align our cost structure with our operations and ongoing portfolio rationalization activities. During the first quarter of fiscal 2026, our Board of Directors approved our ongoing market and regional alignment initiative, a company-wide restructuring initiative designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities, and delegated authority to the Company's management to determine the details of the specific actions that will comprise the initiative. While cost savings from this initiative to date have been consistent with our expectations, it is possible that events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Our market and regional alignment initiative could also yield unintended consequences, such as business disruption, the loss of institutional knowledge as a result of turnover and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Our inability to realize all of the anticipated benefits from our market and regional alignment initiative could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Risks Related to Government Regulation
As a medical device manufacturer, we operate in a highly regulated industry, and non-compliance with applicable laws or regulations could adversely affect our financial condition and results of operations.
The manufacture, distribution and marketing of our products are subject to extensive regulation by the FDA and other state and non-U.S. regulatory bodies. Our operations are also subject to review and monitoring by the FDA and other regulatory authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things, the product’s development, testing, premarket clearance, de novo classification or approval, manufacture, marketing, labeling, post-market surveillance, reporting, and imports and exports. Before a new medical device, or a new use of an existing product, can be marketed in the United States, it must first receive either premarket clearance under Section 510(k) of the FDCA, a grant of a request for de novo classification or a premarket approval, or PMA, from the FDA, unless an exemption applies. For example, in 2025 Vivasure submitted a PMA application to the FDA for the PerQseal Elite arterial closure system that is currently under FDA review. The process of obtaining regulatory authorization to market a medical device can be costly and time-consuming, and we may not be able to obtain these authorizations on a timely basis, if at all.
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

Our products are also subject to approval and regulation by foreign regulatory and safety agencies. For example, the EU has adopted the EU Medical Device Regulation, or EU MDR, and the EU In Vitro Diagnostic Regulation, or EU IVDR, each of which impose stricter requirements for the marketing and sale of medical devices beyond those of the current medical device directives they replace, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Complying with the requirements of these regulations may require us to incur significant expenditures and we may experience delays that negatively impact the ability to sell our full suite of products in certain jurisdictions. Similarly, the separation of states from participation in the EU, such as Brexit and Swexit, may result in further regulatory risk and complexity as the former EU member or participant state establishes separate laws and regulations governing medical products. More stringent regulations have also been introduced in many countries outside of Europe that previously did not have medical device regulations, had minimal regulations or relied on reciprocal recognition of approval in other markets. Failure to meet these requirements could adversely impact our business in the EU and other applicable regions.
Additionally, FDA and foreign regulations and guidance are often revised or reinterpreted by the FDA and foreign counterparts in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance, approval, or certification to manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance, approval, or certification; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping. For example, on February 2, 2026, the FDA’s final rule implementing the QMSR became effective. The QMSR, which replaced the FDA’s former Quality System Regulation, sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the QSR, and although we have obtained ISO 13485:2016 certification for our quality management system, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, which align more closely with FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business. If we are unable to comply with QMSR or with any other changes in the laws or regulations enforced by FDA or comparable regulatory authorities, we may be subject to enforcement action, which could have an adverse effect on our business, financial condition and results of operations.
If we or our suppliers fail to comply with laws and regulations governing the manufacture and production of our products, our products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance, de novo classification or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review and oversight, and our facilities will be subject to periodic inspection (both routine and unannounced) by the FDA and other domestic and foreign regulatory bodies. In particular, we and our third-party suppliers must comply with the FDA’s QMSR or cGMP requirements (depending on the products at issue), which address, among other things, the methods of documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our products.
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

As a medical device manufacturer, we are subject to safety reporting requirements.
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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in applicable tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our income tax expense and profitability, as they did in fiscal 2017 and fiscal 2018 upon passage of the U.S. Tax Cuts and Jobs Act, and in 2020 with the passage of the Coronavirus Aid, Relief, and Economic Security Act. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions. The Pillar Two Global Anti-Base Erosion Rules are currently effective in some of the jurisdictions in which we operate. Other countries are considering enacting laws consistent with the Pillar Two rules, while others have yet to announce their intention to adopt. The United States has not enacted the Pillar Two global minimum tax, and in June 2025, the G7 countries announced an agreement to exempt U.S. companies from certain elements of the Pillar Two framework. While we continue to monitor legislative adoption of Pillar Two by country, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial condition, results of operations and cash flows.
The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. The Company has accounted for the impact of the OBBBA on the Company’s consolidated financial statements and has determined that it has no material impact on the reported tax rate in the current year.
As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition and results of operations. Such changes may also apply prospectively or retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our consolidated financial statements, and any such changes could have a material impact on our effective tax rate and on our business, results of operations, financial condition, and cash flows.
Risks Related to our Financial Obligations and Indebtedness
We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results.
In April 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance the existing senior unsecured term loan and senior unsecured revolving credit facility and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan and a $750.0 million senior unsecured revolving credit facility, or together, the 2024 Revised Credit Facilities. In May 2024, the Company issued $700.0 million aggregate principal amount of indebtedness under the Company’s convertible notes due 2029 (“2029 Notes”), and used $230.0 million of the proceeds to repay the entirety of the previously outstanding balance under the Company’s senior unsecured revolving credit facility and $185.5 million of the proceeds to repurchase $200.0 million in aggregate principal amount of the Company’s convertible senior notes due 2026 (“2026 Notes”). In March 2026, the Company repaid the remaining $300.0 million balance of the 2026 Notes at maturity, funded by cash on hand and $300.0 million of borrowings under the Company’s revolving credit facility. As of March 28, 2026, the Company had $239.1 million of debt outstanding under the senior unsecured term loan, $700.0 million aggregate principal amount of indebtedness under the 2029 Notes, and $300.0 million outstanding under the revolving credit facility.
Our 2024 Revised Credit Facilities contain financial covenants that require us to maintain specified financial ratios that may limit our ability to borrow additional funds and that require us to make interest and principal payments. As of March 28, 2026, we were in compliance with the covenants pursuant to our 2024 Revised Credit Facilities, and we currently forecast that we will be in compliance with these covenants through the period ending April 3, 2027.

The conditional conversion feature of the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.
Under certain circumstances, the noteholders may convert their 2029 Notes at their option prior to their scheduled maturity. If one or more noteholders elect to convert their 2029 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, holders of our Notes will have the right to require us to repurchase their 2029 Notes upon the occurrence of a fundamental change (as defined in the applicable indenture (the “Indenture”)), at a repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid special interest, if any, to but not including, the fundamental change repurchase date. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2029 Notes or pay the cash amounts due upon conversion. Our failure to repurchase the 2029 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, including our 2024 Revised Credit Facilities, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2029 Notes.
Even if holders do not elect to convert their 2029 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2029 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Call Transactions may affect the value of the 2029 Notes and our common stock.
In connection with the issuance of the 2029 Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions (the “Option Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2029 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.
From time to time, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Notes. This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2029 Notes.
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
Certain provisions in the 2029 Notes and the Indentures could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their 2029 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2029 Notes and the Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Conversion of the 2029 Notes may dilute the ownership interest of existing stockholders.
The conversion of some or all of the 2029 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the 2029 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect our common stock’s prevailing market prices. In addition, the existence of the 2029 Notes may encourage short selling by market participants because the conversion of the 2029 Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Notes into shares of our common stock could depress the price of our common stock.
Risks Related to Operating Internationally
As a substantial amount of our revenue comes from outside the U.S., we are subject to geopolitical events, economic volatility, violations of anti-corruption laws, export and import restrictions and tariffs, decisions by local regulatory authorities and the laws and medical practices in foreign jurisdictions.
We market and sell our products in approximately 90 countries and have distributors in approximately 87 of these countries. This exposes us to currency fluctuation, geopolitical risk, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions. Recently, the U.S. government implemented substantial changes to U.S. trade policies, including increased tariffs and changes to multilateral trade agreements. Additionally, the President of the United States has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. These changes could prevent or make it difficult or more expensive for us to obtain the materials or components needed for new products. Tariff increases could negatively impact our costs and/or require us to increase our prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon our results of operations. Further, in addition to fluctuations in foreign exchange rates, discussed below, our business in markets outside the United States is subject to changing political, social and geopolitical conditions, such as tensions between China and Taiwan and the wars in Ukraine, Iran and other parts of the Middle East, including any political instability resulting from war, terrorism, insurrections and civil unrest, and changing economic conditions in these markets, such as inflation, deflation, interest rate volatility and credit availability. Additionally, a number of factors, including U.S. relations with the governments of the foreign countries in which we operate, changes to international trade agreements and treaties, changes in tax laws and regulations, economic sanctions (including those imposed by the U.S. and other governments against Russia), export controls, restrictions on the ability to transfer capital across borders, tariffs and other increases in trade protectionism and barriers to market participation, or the weakening or loss of certain intellectual property protection rights in some countries, may affect our business, financial condition and results of operations. Many of these risks are rapidly evolving and subject to an accelerating pace of change. We are continuing to monitor the situations in Ukraine, Iran and other parts of the Middle East and globally as well as to assess its potential impact on our business. Although our business in Russia accounted for less than 1% of fiscal 2026 net revenues, a significant escalation or further expansion of the conflict’s current scope or related disruptions to the global markets could have a material adverse effect on our results of operations.

Our international operations are governed by the U.S. Foreign Corrupt Practices Act, or FCPA, and other similar anti-corruption laws in other countries. Generally, these laws prohibit companies and their business partners or other intermediaries from making improper payments to foreign governments and government officials in order to obtain or retain business. Global enforcement of such anti-corruption laws has increased in recent years, including aggressive investigations and enforcement proceedings. While we have an active compliance program and various other safeguards to discourage impermissible practices, we have distributors in approximately 87 countries, several of which are considered high risk for corruption. As a result, our global operations carry some risk of unauthorized impermissible activity on the part of one of our distributors, employees, agents or consultants. Any alleged or actual violation could subject us to government scrutiny, severe criminal or civil fines, or sanctions on our ability to export product outside the U.S., which could adversely affect our reputation and financial condition.
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
There are risks with doing business in emerging economies, such as Brazil, Russia, India and China. These economies tend to have less mature product regulatory systems and more volatile financial markets. In addition, the government-controlled healthcare system’s ability to invest in our products and systems may abruptly shift due to changing government priorities, geopolitical events or funding capacity. Our ability to sell products in these economies is dependent upon, among other factors, our ability to hire qualified employees or agents to represent our products locally and our ability to obtain and maintain the necessary regulatory approvals in a less mature regulatory environment. If we are unable to retain qualified representatives or maintain the necessary regulatory approvals, we will not be able to continue to sell products in these markets. We are also exposed to a higher degree of financial risk if we extend credit to customers in these economies.
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
International revenues and expenses account for a substantial portion of our operations. In fiscal 2026, our international revenues accounted for 26.4% of our total revenues. The exposure to fluctuations in currency exchange rates takes different forms. Reported revenues, as well as manufacturing and operational costs denominated in foreign currencies by our international businesses, fluctuate due to exchange rate movement when translated into U.S. dollars for financial reporting purposes. Fluctuations in exchange rates could adversely affect our profitability in U.S. dollars of products and services sold by us into international markets, where payment for our products and services and related manufacturing and operational costs is made in local currencies.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.
We are subject to taxation in numerous countries, states and other jurisdictions. In preparing our consolidated financial statements, we record the amount of tax payable in each of the jurisdictions in which we operate. Our future effective tax rate, however, may be lower or higher than prior years due to numerous factors, including a change in our geographic earnings mix, changes in the measurement of our deferred taxes and recently enacted and future tax law changes in jurisdictions in which we operate. Certain provisions of the Inflation Reduction Act passed in 2022, including a 15% corporate alternative minimum tax, as well as the similar 15% global minimum tax under the Organization for Economic Cooperation and Development's Pillar Two Global Anti-Base Erosion Rules, may impact our income tax expense, profitability, and capital allocation decisions. The Pillar Two Global Anti-Base Erosion Rules are currently effective in some of the jurisdictions in which we operate. The United States has not enacted the Pillar Two global minimum tax and, in June 2025, the G7 countries announced an agreement to exempt U.S. companies from certain elements of the Pillar Two framework. We are also subject to tax audits in various jurisdictions and tax authorities may disagree with certain positions we have taken and assess additional taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could adversely affect our business, results of operations and cash flows.
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
We operate in an industry that is susceptible to significant intellectual property litigation. This type of litigation is expensive, complex and lengthy and its outcome is difficult to predict. Patent litigation may result in adverse outcomes and could significantly divert the attention of our technical and management personnel. As described in Note 15, Commitments & Contingencies, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, we are currently party to intellectual property litigation. Intellectual property litigation that we institute from time to time may be settled on terms less favorable than desired or we may encounter challenges in enforcing judgments in our favor that require additional legal action, which could affect our financial performance and strategic objectives. Additionally, in the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.
Our products may be determined to infringe on another party’s patent, which could lead to financial losses or adversely affect our ability to market our products.
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
In order to guard against the risk of infringement of intellectual property rights held by third parties we conduct freedom to operate studies through qualified counsel on all newly developed or acquired technologies. While we believe this practice is reasonable and adequate, there is risk that third-party patents or trademarks were not identified in such studies or that litigation outcomes regarding infringement or validity may be contrary to our understanding of the facts or the established law.

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
Stock markets in general and our common stock in particular have experienced significant price and trading volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due to factors described under this Item 1A. Risk Factors, as well as economic and geopolitical conditions in general and to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our shareholders. Because the market price of our common stock fluctuates significantly, shareholders may not be able to sell their shares at attractive prices.

Share repurchase programs, including under our existing share repurchase authorization, could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.
The $500 million share repurchase authorization approved by our Board of Directors in April 2025 extends through April 2028. Under this share repurchase program, we are authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased is determined by us and depends on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The share repurchase program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the programs. Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any share repurchases will enhance shareholder value because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the program’s effectiveness. As of March 28, 2026, the total remaining authorization for repurchases of the Company’s common stock under the 2025 share repurchase program was $325.0 million. Refer to Note 7, Earnings per Share, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.
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
Cybersecurity is also included in our product development life cycle and part of our vendor and business partner evaluation process. Our product development approach considers cybersecurity best practices and builds security controls into our product design. Haemonetics is a member of MedISAO, an industry organization dedicated to improving the security of medical devices, where security issues can be reported securely. We monitor our products for vulnerabilities and follow bulletins, patches and alerts posted to our download center or communicated directly to customers. Additionally, we conduct security risk assessments prior to engaging third-party suppliers and other vendors and business partners to validate that they maintain appropriate safeguards to protect our and their information systems in connection with services they provide. This risk assessment is heightened with respect to vendors or business partners that have access to personal information that we collect, maintain or use.
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

ITEM 2. PROPERTIES
As of March 28, 2026, our global headquarters are located in Boston, Massachusetts and our principal manufacturing centers are located in Pennsylvania within the U.S., as well as internationally in Malaysia, Mexico, Canada and Ireland. Our products are distributed worldwide from our primary distribution centers in Utah and Pennsylvania, as well as smaller locations globally. We believe all of these facilities are well-maintained and suitable for the operations conducted in them. Our U.S., Malaysia and Mexico facilities manufacture products for more than one of our business segments.
The following is a summary of our facilities as of March 28, 2026 (in approximate square feet):

	Owned	Leased	Total
U.S.	—	429,689	429,689
International	378,000	316,413	694,413
Total	378,000	746,102	1,124,102

ITEM 3. LEGAL PROCEEDINGS
Information with respect to this Item may be found in Note 15, Commitments & Contingencies, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the New York Stock Exchange under the symbol “HAE.” As of March 28, 2026, we had 93 stockholders of record. We have not historically paid cash dividends and do not currently anticipate paying cash dividends in the future.
The following table provides information on the Company’s share repurchases during the fourth quarter of fiscal 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(Dollars in Thousands, Except Per Share Data)
December 28, 2025 – January 24, 2026	131,937	$69.97	131,937	$415,768
January 25, 2026 – February 21, 2026	228,520	$69.00	228,520	$400,000
February 22, 2026 – March 28, 2026	1,218,798	$61.54	1,218,798	$325,000
Total	1,579,255		1,579,255
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
(2)    During the fourth quarter of fiscal 2026, we repurchased $25.0 million of our common stock pursuant to a previously executed Rule 10b5-1 trading plan. The total number of shares repurchased pursuant to the Rule 10b5-1 trading plan was 360,457 at an average price per share upon final settlement of $69.36. In March 2026, we completed a $75.0 million repurchase of our common stock pursuant to an accelerated share repurchase agreement (“ASR”) entered into with Goldman Sachs & Co. (“Goldman Sachs”) in February 2026. The total number of shares repurchased under the ASR was 1,218,798 at an average price per share upon final settlement of $61.54. As of March 28, 2026, the total remaining authorization for repurchases of our common stock under the share repurchase program was $325.0 million.
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
We view our operations and manage our business in three principal reporting segments: Plasma, Blood Center and Hospital. For that purpose, “Plasma” includes plasma collection devices and disposables, donor management software and supporting software solutions sold to plasma customers. “Blood Center” includes blood collection and processing devices and disposables for plasma, red cells and platelets. “Hospital” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines. Financial information concerning these segments is provided in Note 18, Segment and Enterprise-Wide Information, within the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
We believe that Plasma and Hospital have the greatest growth potential and are well positioned to drive long-term value. Blood Center operates in more challenging markets, and we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with our broader strategic objectives.
Recent Developments
Acquisitions
Vivasure Medical Limited
On January 9, 2026, we acquired all of the outstanding equity interests of Vivasure for a net purchase price of $164.4 million. The net purchase price included $60.2 million paid in cash at closing, net of $0.4 million cash acquired and after giving effect to the value of certain prior investments and loans we made to Vivasure, as well as other customary closing adjustments, and the fair value of contingent consideration of $20.7 million. The contingent consideration is based on sales growth over the three years following the completion of the acquisition and the achievement of certain other milestones, and is also subject to adjustments based on the value of certain prior investments and loans. The Company financed this transaction through available cash on hand.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal Elite system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for structural heart and endovascular procedures. In 2025, Vivasure submitted a premarket approval, or PMA, application to the FDA for the PerQseal Elite arterial closure system and received CE Mark in Europe for both arterial and venous indications. The addition of Vivasure expands our Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.
Share Repurchase Programs
In accordance with our previously announced three-year share repurchase program, During the fourth quarter of fiscal 2026, we repurchased $25.0 million of our common stock pursuant to a previously executed Rule 10b5-1 trading plan. The total number of shares repurchased pursuant to the Rule 10b5-1 trading plan was 360,457 at an average price per share upon final settlement of $69.36. Additionally, in March 2026, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Goldman Sachs in February 2026. The total number of shares repurchased under the ASR was 1,218,798 at an average price per share upon final settlement of $61.54. As of March 28, 2026, the total remaining authorization for repurchases of our common stock under the share repurchase program was $325.0 million.

Convertible Debt Repayment and Revolving Credit Facility Drawdown
On March 2, 2026, we repaid in full at maturity our outstanding 2026 Notes for an aggregate amount of $300.0 million in cash, representing the outstanding principal amount of the 2026 Notes. The repayment was funded with cash on hand and borrowings under the Company’s revolving credit facility. No holders exercised conversion rights with respect to the 2026 Notes prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The capped call transactions entered into in connection with the issuance of the 2026 Notes expired in accordance with their terms upon the maturity of the 2026 Notes.
Market Trends
Plasma Market
There are two key aspects to the market for our plasma products - the growth in demand for plasma-derived biopharmaceuticals and the limited number of significant biopharmaceutical companies in this market.
Changes in demand for plasma-derived therapies, particularly immunoglobulin, are the key driver of plasma collection volumes in the plasma biopharmaceutical market. Various factors related to the supply of plasma and the production of plasma-derived therapies also affect collection volume, including the following:
•Biopharmaceutical companies continue to increase yield from plasma collections in order to meet growing demand for plasma-derived therapies without requiring an equivalent increase in plasma donations;
•Newly approved indications for diseases treated with plasma-derived therapies, the growing understanding and diagnosis of diseases treatable with plasma derived therapies, longer lifespans and a growing aging patient population increase the demand for plasma; and
•Expansion in the availability of plasma-derived therapies across new geographic markets also increases demand for plasma.
Despite the overall growth in the market, there are few biopharmaceutical companies that collect and fractionate source plasma. Significant barriers to entry exist for new entrants due to high capital outlay requirements for fractionation, long regulatory pathways to the licensing of collection centers and fractionation facilities and approval of plasma-derived biopharmaceuticals. As a result, there are relatively few customers for our Plasma products, especially in the U.S. where over two-thirds of the world’s source plasma is collected and only a few customers provide the majority of our Plasma revenue. However, certain jurisdictions, such as Egypt, Canada, Belgium and the United Kingdom have begun or expanded dedicated programs to collect plasma for fractionation for their local needs, which has expanded the Plasma market.
Blood Center Market
In the Blood Center market, we sell automated blood component collection systems. While we sell products around the world, a significant portion of our sales are to a limited number of customers due to the relatively limited number of blood collectors.
Within the Blood Center market, we have seen two trends that have negatively impacted growth of the overall marketplace despite the overall increase in aging populations:
•Declining transfusion rates in mature markets due to the development of more minimally invasive procedures with lower associated blood loss as well as better blood management; and
•Competition in multi-unit collection technology for automated blood component collection systems has intensified and has negatively impacted our sales in markets where these collections are prevalent.
As Blood Center operates in more challenging markets, we have sharpened our focus accordingly on targeted opportunities – particularly in plasma and platelets – while ensuring continued alignment of this business with the Company’s broader strategic objectives.

Hospital Markets
Interventional Technologies:
Vascular Closure Market - The target markets for our vascular closure products used in coronary, structural heart, peripheral and electrophysiology procedures, are highly concentrated in the U.S. The mature market of coronary and peripheral procedures consists of interventions to diagnose and treat vascular diseases. Our products also address many of the vascular closure needs for the structural heart (“contralateral access sites”) and electrophysiology procedures. In August 2024, we successfully launched the VASCADE MVP XL, which allowed us to capitalize more broadly in procedures as part of electrophysiology, coronary and peripheral markets. In January 2026, we successfully completed the acquisition of Vivasure, which included the PerQseal Elite large bore closure system, which is designed for percutaneous vessel closure following catheter-based procedures requiring large bore femoral access, including TAVR, EVAR and mechanical circulatory support procedures. PerQseal Elite has received CE Mark in Europe for arterial and venous indications, and we have submitted a PMA application to the FDA for an arterial indication in the United States. We believe PerQseal Elite complements and expands our Vascular Closure portfolio into the large bore market.
Sensor-Guided Technologies Market - The market for sensor-guided technologies reflects varying dynamics across different interventional cardiology procedures. In the TAVR market, characterized by high growth, the demand for innovative solutions like SavvyWire is driven by an aging population and increasing prevalence of aortic valve diseases globally. Conversely, in the more mature percutaneous coronary intervention (“PCI”) market, the steady demand for sensor-guided technologies such as OptoWire remains driven by persistent prevalence of coronary artery disease, emphasizing the need for advanced diagnostic and therapeutic interventions. Our strategic investment in sensor-guided technologies positions us to capitalize on these trends, leveraging innovation to address evolving needs in both high-growth and mature markets while expanding our global market presence through initiatives such as receiving CE Mark for our Savvywire.
Esophageal Protection Market - The market for esophageal protection devices, such as our ensoETM, is driven by radiofrequency, or RF, ablation for the treatment of atrial fibrillation, which has a risk of thermal injury to the esophagus. One of the perceived benefits of pulse field ablation, or PFA, is that its mechanism of action is tissue selective, which is believed to spare the esophagus from serious injury and may, therefore, obviate the need for esophageal cooling devices. While there are cardiac ablation procedures currently performed using RF ablation, the immediate opportunity for esophageal cooling during an atrial fibrillation ablation has substantially diminished over the last two years due to the launch of PFA in the US and Japan. PFA has been available in Europe for several years already.
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
Haemonetics’ TEG hemostasis analyzer system is an advanced diagnostic tool that provides a comprehensive assessment of a patient’s overall hemostasis. This information enables clinicians to decide the most appropriate clinical treatment for the patient to minimize blood loss and reduce clotting risk. For example, TEG analyzers have been used to support clinical decision making in open cardiovascular surgery and organ transplantation, becoming the standard of care in liver transplants. In more recent years, interest has grown into the utilization of TEG in trauma and other procedures in which the risk of hemorrhage and thrombosis are high.
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
Transfusion Management Market - Revenues from BloodTrack have increased in the U.S. and Europe in recent years as hospitals seek means to improve efficiencies and meet compliance guidelines for tracking and dispositioning blood components to patients. SafeTrace Tx’s leading market share continues in the U.S. and SafeTraceTX has expanded into the United Kingdom as hospitals seek solutions to address operational efficiency, cybersecurity and interoperability with enterprise systems.
Financial Summary

	Fiscal Year
	2026	2025	Reported change
	(Dollars in Thousands, Except Per Share Data)
Net revenues	$1,334,027	$1,360,824	(2.0)%
Gross profit	$787,586	$748,958	5.2%
% of net revenues	59.0%	55.0%
Operating expenses	$630,852	$527,141	19.7%
Operating income	$156,734	$221,817	(29.3)%
% of net revenues	11.7%	16.3%
Interest and other expense, net	$(28,704)	$(9,746)	194.5%
Income before provision for income taxes	$128,030	$212,071	(39.6)%
Provision for income taxes	$30,722	$44,392	(30.8)%
% of pre-tax income	24.0%	20.9%
Net income	$97,308	$167,679	(42.0)%
% of net revenues	7.3%	12.3%
Net income per share – basic	$2.06	$3.33	(38.1)%
Net income per share – diluted	$2.05	$3.31	(38.1)%
Our fiscal year ends on the Saturday closest to the last day of March. Each fiscal year presented includes 52 weeks with each quarter having 13 weeks.
Net revenues decreased 2.0% during fiscal 2026 as compared with fiscal 2025. The decrease was driven by prior year portfolio transitions in Plasma and Blood Center—including the previously announced customer transition of CSL Plasma and the divestiture of the Whole Blood product line—that together represented approximately $153 million of nonrecurring fiscal 2025 revenue, partially offset by an increase in Hospital, primarily attributable to the Hemostasis Management and Transfusion Management product lines within the Blood Management Technologies franchise.
Operating income decreased 29.3% during fiscal 2026 as compared with fiscal 2025. The decrease was primarily due to the impairment of intangible assets related to Attune Medical, partially offset by pricing benefits across all business units, decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up related to the acquisition of Attune Medical.
Information pertaining to fiscal year 2024 results of operations, including a year-to-year comparison against fiscal year 2025, was included in our Annual Report on Form 10-K for the year ended March 29, 2025 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on May 21, 2025. This information is incorporated by reference herein.

Management’s Use of Non-GAAP Measures
In addition to financial measures in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management uses non-GAAP financial measures to monitor the financial performance of the business, make informed business decisions, establish budgets and forecast future results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency conversion rate. We have provided this non-GAAP financial measure because we believe it provides meaningful information regarding our results on a consistent and comparable basis for the periods presented.
RESULTS OF OPERATIONS
Net Revenues by Geography

	Fiscal Year
	2026	2025	Reported growth	Currency impact	Constant currency growth(1)
	(Dollars in Thousands)
United States	$982,176	$1,010,918	(2.8)%	—%	(2.8)%
International	351,851	349,906	0.6%	3.2%	(2.6)%
Total net revenues	$1,334,027	$1,360,824	(2.0)%	0.8%	(2.8)%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
International Operations and the Impact of Foreign Exchange
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 90 countries through a combination of our direct sales force and independent distributors.
The percentage of revenue generated in our principal operating regions is summarized below:

	Fiscal Year
	2026	2025
United States	73.6%	74.3%
Japan	5.1%	4.6%
Europe	13.9%	12.9%
Rest of Asia	6.5%	6.8%
Other	0.9%	1.4%
Total net revenues	100.0%	100.0%
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

Net Revenues by Business Unit

	Fiscal Year
	2026	2025	Reported growth	Currency impact	Constant currency growth(1)
	(Dollars in Thousands)
Plasma
Plasma net revenues	$524,456	$535,431	(2.0)%	0.7%	(2.7)%

Blood Center
Apheresis	220,861	213,134	3.6%	1.4%	2.2%
Whole Blood	406	47,990	(99.2)%	(0.1)%	(99.1)%
Blood Center net revenues	221,267	261,124	(15.3)%	1.2%	(16.5)%

Hospital
Interventional Technologies(2)	234,007	255,019	(8.2)%	0.5%	(8.7)%
Blood Management Technologies(3)	354,297	309,250	14.6%	1.1%	13.5%
Hospital net revenues	588,304	564,269	4.3%	0.8%	3.5%

Total net revenues	$1,334,027	$1,360,824	(2.0)%	0.8%	(2.8)%
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
(3)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the Hospital business unit.
Plasma
Plasma revenue decreased by 2.0% on an as reported basis and decreased by 2.7% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. This revenue decrease was primarily driven by lower sales volumes in North America relating to the previously announced customer transition of CSL Plasma, partially offset by share gains, higher volume and pricing benefits.
Blood Center
Blood Center revenue decreased 15.3% on an as reported basis and decreased 16.5% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. The decrease in Blood Center’s reported revenue was primarily driven by the divestiture of our Whole Blood product line in January 2025, partially offset by favorable product mix and higher volume.
Hospital
Hospital revenue increased 4.3% on an as reported basis and increased 3.5% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. The increase was primarily attributable to increased sales volume and market expansion in the Hemostasis and Transfusion Management product lines within the Blood Management Technologies franchise, which was partially offset by lower sales volume in the Interventional Technologies franchise.

Gross Profit

	Fiscal Year
	2026	2025	Reported growth	Currency impact	Constant currency growth(1)
	(Dollars in Thousands)
Gross profit	$787,586	$748,958	5.2%	1.3%	3.9%
% of net revenues	59.0%	55.0%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased 5.2% on an as reported basis and increased 3.9% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. The increase was primarily driven by the continued transformation of the product portfolio to higher margin offerings, benefits from product innovation, decreased restructuring costs related to portfolio rationalization initiatives and decreased amortization of fair value inventory step-up related to the Attune Medical acquisition.
Operating Expenses

	Fiscal Year
	2026	2025	Reported change	Currency impact	Constant currency change(1)
Research and development	$59,766	$62,722	(4.7)%	0.6%	(5.3)%
% of net revenues	4.5%	4.6%
Selling, general and administrative	$442,421	$436,789	1.3%	1.1%	0.2%
% of net revenues	33.2%	32.1%
Amortization of acquired intangible assets	$43,998	$48,261	(8.8)%	0.5%	(9.3)%
% of net revenues	3.3%	3.5%
Remeasurement of contingent consideration	$(1,879)	$(23,022)	(91.8)%	—%	(91.8)%
% of net revenues	(0.1)%	(1.7)%
Impairment of intangible assets	$86,546	$2,391	3,519.7%	—%	3,519.7%
% of net revenues	6.5%	0.2%
Total operating expenses	$630,852	$527,141	19.7%	0.5%	19.2%
% of net revenues	47.3%	38.7%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Research and Development
Research and development expenses decreased 4.7% on an as reported basis and decreased 5.3% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. The decrease in fiscal 2026 was primarily due to lower costs related to compliance with EU MDR and EU IVDR requirements.
Selling, General and Administrative
Selling, general and administrative expenses increased 1.3% on an as reported basis and increased 0.2% without the effect of foreign exchange during fiscal 2026 as compared with fiscal 2025. The increase in fiscal 2026 was primarily due to costs associated with the acquisition of Vivasure, impacts from tariffs and higher performance-based compensation costs.
Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $44.0 million and $48.3 million during fiscal 2026 and fiscal 2025, respectively. The decrease in fiscal 2026 is primarily due to the impairment of intangible assets related to Attune Medical and certain intangible assets becoming fully amortized or impaired during fiscal 2025 and fiscal 2026.

Remeasurement of Contingent Consideration
We recognized a benefit of $1.9 million and $23.0 million during fiscal 2026 and fiscal 2025, respectively, related to the remeasurement of acquisition-related contingent consideration.
Impairment of Intangible Assets
We recognized impairment of intangible assets of $86.5 million and $2.4 million during fiscal 2026 and fiscal 2025, respectively. Impairment of intangible assets in fiscal 2026 related to the Attune Medical asset group and the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables. Impairment of intangible assets in fiscal 2025 related to internally developed software assets. For further discussion, refer to Note 10, Goodwill & Intangible Assets within the accompanying consolidated financial statements for further information.
Interest and Other Expense, Net
Interest and other expenses, net increased 194.5% during fiscal 2026 as compared with fiscal 2025. The increase was primarily driven by gains recognized in the first quarter of fiscal 2025 on the repurchase of $200.0 million of aggregate principal of our 2026 Notes. For further discussion on the 2026 Notes, refer to Note 12, Notes Payable and Long-Term Debt within the accompanying consolidated financial statements for further information.
Income Taxes

	Fiscal Year
	2026	2025	Reported change
Reported income tax rate	24.0%	20.9%	3.1%

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
For the year ended March 28, 2026, we recorded income tax expense of $30.7 million on our worldwide pre-tax income of $128.0 million, resulting in a reported tax rate of 24.0%. Our reported tax rate for the year ended March 28, 2026 is higher than our reported tax rate of 20.9% for fiscal 2025, primarily due to tax benefits attributable to the expiration of the statute of limitations associated with uncertain tax positions reserves and contingent consideration benefits recorded in FY25, partially offset by the impact of the jurisdictional mix of earnings.

Liquidity and Capital Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Cash and cash equivalents	$245,440	$306,763
Availability under revolving credit facilities(1)	$448,697	$748,697
Working capital	$552,280	$356,862
Current ratio	3.0	1.6
Net debt position(2)	$(979,140)	$(918,025)
Days sales outstanding	56	55
Inventory turnover	1.5	1.4
__________
(1)    Availability under our revolving credit facilities is reduced by eligible outstanding letters of credit allowable of $1.3 million as of March 28, 2026 and March 29, 2025, respectively.
(2)    Net debt position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our 2029 Notes. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, share repurchases, our ongoing market and regional alignment initiative, and payments of principal and interest under our credit facilities.
As of March 28, 2026, we had $245.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.
Convertible Senior Notes
In the first quarter of fiscal 2025, we used a portion of our proceeds from the 2029 Notes to repurchase, for $185.5 million, $200.0 million of the $500.0 million aggregate principal amount of our 2026 Notes, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million.
On March 2, 2026, we repaid in full at maturity our 2026 Notes for an aggregate amount of $300.0 million in cash, representing the outstanding principal amount of the 2026 Notes. The repayment was funded with cash on hand and borrowings under the Company’s revolving credit facility. No holders exercised conversion rights with respect to the 2026 Notes prior to maturity. The capped call transactions entered into in connection with the issuance of the 2026 Notes expired in accordance with their terms upon the maturity of the 2026 Notes.
As of March 28, 2026, the $700.0 million principal balance of the 2029 Notes was netted down by $11.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $688.8 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. As of March 28, 2026, the 2029 Notes were not convertible. Interest expense related to the 2029 Notes was $20.8 million for fiscal 2026, which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within the accompanying consolidated financial statements for further information.

Credit Facilities
On July 16, 2022, the Company entered into an amended and restated credit agreement to refinance its credit facilities initially entered into in 2018 and extended their maturity dates through June 2025 (the “2022 Revised Credit Facilities”). On April 30, 2024, we entered into a second amended and restated credit agreement with certain lenders to refinance the 2022 Revised Credit Facilities and extend their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, the proceeds of which, along with $12.5 million of cash on hand, were used to retire the balance of the term loan under the 2022 Revised Credit Facilities, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0.0%, plus an applicable rate ranging from 1.125% to 1.750% based on the our consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on our consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.
As of March 28, 2026, $239.1 million was outstanding under the term loan with an effective interest rate of 5.6%, which was netted down by the $3.9 million of remaining debt discount, resulting in a net note payable of $235.1 million. In connection with the settlement of the 2026 Notes, we borrowed $300.0 million under the revolving credit facility, which was outstanding as of March 28, 2026. We also had $17.7 million of uncommitted operating lines of credit to fund our global operations under which there were no outstanding borrowings as of March 28, 2026.
We have scheduled principal payments of $7.8 million required during fiscal 2027 related to our term loan. See Note 12, Notes Payable and Long-Term Debt within the accompanying consolidated financial statements for further information.
2025 Share Repurchase Program
In April 2025, our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500 million of our common stock, based on market conditions, through April 2028. In September 2025, we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Citibank N.A. in August 2025. The total number of shares repurchased under this ASR was 1,430,579 for an average price per share upon final settlement of $52.43. During the fourth quarter of fiscal 2026, we repurchased $25.0 million of our common stock pursuant to a previously executed Rule 10b5-1 trading plan. The total number of shares repurchased pursuant to the Rule 10b5-1 trading plan was 360,457 at an average price per share upon final settlement of $69.36. Additionally, in March 2026 we completed a $75.0 million repurchase of our common stock pursuant to an ASR entered into with Goldman Sachs in February 2026. The total number of shares repurchased under this ASR was 1,218,798 for an average price per share upon final settlement of $61.54. As of March 28, 2026, the total remaining authorization for repurchases of our common stock under the share repurchase program was $325.0 million.
Market and Regional Alignment Initiative
In May 2025, our Board approved our currently ongoing market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing our resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. During fiscal 2026, we incurred restructuring and restructuring related costs of $5.1 million under this initiative. Total cumulative charges under this initiative are $5.6 million as of March 28, 2026. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Cash Flows

	Fiscal Year
	2026	2025
	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$293,221	$181,725
Investing activities	(179,547)	(161,895)
Financing activities	(178,460)	108,818
Effect of exchange rate changes on cash and cash equivalents(1)	3,463	(685)
Net change in cash and cash equivalents	$(61,323)	$127,963
__________
(1)    The consolidated balance sheets are affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our consolidated statements of cash flows, except for its effect on our cash and cash equivalents.
Operating Activities
Net cash provided by operating activities increased $111.5 million during fiscal 2026 as compared with fiscal 2025. Cash flows from operating activities for fiscal 2026 included net income of $97.3 million, adjusted for non-cash depreciation and amortization of $111.7 million, share-based compensation expense of $33.8 million and impairment charges of $86.5 million, partially offset by cash outflows for working capital of $23.7 million driven by digital transformation costs. Cash flows from operating activities for fiscal 2025 included net income of $167.7 million, adjusted for non-cash items, primarily depreciation and amortization of $115.6 million and share-based compensation of $29.6 million; partially offset by cash outflows for non-cash adjustments related to a $23.0 million gain on the remeasurement of contingent consideration, a $15.7 million gain on the sale of property, plant and equipment, a $12.6 million gain on the repurchase of convertible senior notes, and cash outflows for working capital of $102.0 million driven by increased outflows for inventory.
Investing Activities
Net cash used in investing activities decreased $17.7 million during fiscal 2026 as compared with fiscal 2025. Cash flows used in investing activities for fiscal 2026 included cash outflows of $60.2 million for the acquisition of Vivasure, non-cash transfers from inventory of $51.9 million, strategic investments of $36.1 million, and capital expenditures of $32.8 million. Cash flows used in investing activities for fiscal 2025 included cash outflows of $150.9 million for the acquisition of Attune Medical, capital expenditures of $39.3 million, non-cash transfers from inventory of $21.1 million, and other strategic investments of $17.1 million, partially offset by $43.3 million in proceeds from divestitures and the sale of assets and $23.3 million from the sale of property, plant and equipment.
Financing Activities
Net cash used in financing activities decreased $287.3 million during fiscal 2026 as compared to net cash provided by financing activities during fiscal 2025. Cash flows used in financing activities for fiscal 2026 included cash outflows for the repayment of the 2026 Notes of $300.0 million, share repurchases of $175.0 million, repayments of term loan borrowings of $6.3 million, and employee equity award settlements of $5.0 million, partially offset by proceeds from the revolving credit facility of $300.0 million. Cash flows provided by financing activities for fiscal 2025 included cash inflows relating to proceeds from the issuance of the 2029 Notes of $700.0 million and proceeds from term loan borrowings of $250.0 million, partially offset by cash outflows for the repurchase of a portion of the 2026 Notes of $185.5 million, capped call purchases of $88.2 million, term loan redemptions of $262.5 million, shares repurchases of $225.0 million, payments on the revolving credit facility of $50.0 million, debt issuance costs of $23.1 million and employee equity award settlements of $10.2 million.

Contractual Obligations
A summary of our contractual and commercial commitments as of March 28, 2026 is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Thousands)
Convertible senior notes	$700,000	$—	$—	$700,000	$—
Contingent consideration	21,063	17,710	3,353	—	—
Debt	539,807	7,874	31,382	500,150	401
Interest payments(1)	35,498	12,275	22,381	842	—
Operating leases	60,004	11,631	17,188	14,290	16,895
Purchase commitments(2)	237,042	237,042	—	—	—
Expected retirement plan benefit payments	21,262	1,701	3,597	4,181	11,783
Total contractual obligations	$1,614,676	$288,233	$77,901	$1,219,463	$29,079
__________
(1)    Interest payments reflect the contractual interest payments on outstanding debt related to the term loan under our 2024 Revised Credit Facilities and exclude the impact of interest rate swap agreements. Interest payments are projected using interest rates in effect as of March 28, 2026. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2)    Includes amounts we are committed to spend on purchase orders entered in the normal course of business which includes capital equipment and commitments with contractors for the manufacture of certain disposable products and equipment. The majority of our operating expense spending does not require any advance commitment.
The above table does not reflect our long-term liabilities associated with unrecognized tax benefits of $0.8 million recorded in accordance with ASC 740, Income Taxes. We cannot reasonably make a reliable estimate of the period in which we expect to settle these long-term liabilities due to factors outside of our control, such as tax examinations.
Concentration of Credit Risk
While approximately 44% of our revenue during fiscal 2026 was generated by our ten largest customers, concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma business unit, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these customers can be significant at any point in time. Additionally, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.
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
Legal Proceedings
In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for legal matters when a loss is known or considered probable and the amount may be reasonably estimated. Actual settlements may be different than estimated and could have a material impact on our consolidated earnings, financial position and/or cash flows. For a discussion of our material legal proceedings refer to Note 15, Commitments & Contingencies, within the accompanying consolidated financial statements.

Inflation
The global macroeconomic environment has continued to present challenging conditions and uncertainty, including inflation, tariffs, interest rates, monetary policy, exchange rates and geopolitical developments, which could adversely impact the costs associated with our manufacturing operations. We continue to monitor inflationary pressures generally and raw materials indices that may affect our procurement, production and distribution costs. Historically, we have been able to limit the impact of the effects of inflation by improving our manufacturing and purchasing efficiencies, by increasing employee productivity and by adjusting the selling prices of products, but we may not be able to fully mitigate these increases in our operational costs in the future.
Foreign Exchange
Although our reporting currency is the U.S. Dollar, 26.4% and 25.7% of our sales in fiscal 2026 and fiscal 2025, respectively, were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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
We have a program in place that is designed to mitigate our exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the unforeseen impact on our financial results from changes in foreign exchange rates. We utilize forward foreign currency contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen, Mexican Peso and Euro, and to a lesser extent Canadian Dollar, Swiss Franc and Chinese Yuan. This does not eliminate the volatility of foreign exchange rates, but because we generally enter into forward contracts into the future, rates are fixed at the time of execution; thereby facilitating financial planning and resource allocation. Hedges are executed on a rolling basis over an 18-month horizon, informed by forecasted net income exposures. Both forecasted exposures and active hedges are reviewed periodically throughout the year to ensure effective and efficient mitigation of foreign currency exchange rate risk. These contracts are designated as cash flow hedges. The final impact of currency fluctuations on the results of operations is dependent on the local currency amounts hedged and the actual local currency results. We do not use forward foreign currency contracts for speculative or trading activities.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, within the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.
Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, within the accompanying consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and/or estimates. Actual results may differ from those estimates. We consider an estimate to be a “critical accounting estimate” when (i) the nature of the estimate is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and (ii) the impact of the estimate on financial condition or operating performance is material. The accounting policies and estimates identified as critical are as follows:

Revenue Recognition
Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration related to rebates, product returns and volume discounts. These reserves, which are based on estimates of the amounts earned or to be claimed on the related sales, are recorded as a reduction of revenue and a current liability. Our estimates take into consideration historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration included in the net sales price is limited to the amount that is probable not to result in a significant reversal in the amount of the cumulative revenue recognized in a future period. Revenue recognized in the current period related to performance obligations satisfied in prior periods was not material. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum potential rebate or discount that could be earned. In circumstances where we provide upfront rebate payments to customers, we capitalize the rebate payments and amortize the resulting asset as a reduction of revenue using a systematic method over the life of the contract. Refer to Note 2, Summary of Significant Accounting Policies and Note 4, Revenue, within the accompanying consolidated financial statements for further information.
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
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:
•Decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions and/or competitive technology developments;
•Declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls;
•Decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations;
•Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and
•Increases in our market-participant risk-adjusted weighted average cost of capital and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.
Negative changes in one or more of these factors, among others, could result in future goodwill impairment charges.
Goodwill is tested for impairment at least annually as of the first day of the fourth quarter in fiscal 2026, or more frequently if events or changes in circumstances indicate potential goodwill impairment. The test is performed at the reporting unit level by comparing the estimated fair value of each reporting unit to its carrying value, including goodwill.
The estimation of fair value requires significant judgment and is based primarily on a discounted cash flow approach, supplemented by market-based methods where appropriate. Key assumptions include projected revenue growth rates, operating margins, and the discount rate. These inputs are based on management’s expectations of future performance and market conditions and are inherently uncertain.
As of the first day of the fourth quarter in fiscal 2026, the estimated fair values of all reporting units exceeded their carrying values. However, the fair value of the Interventional Technologies reporting unit, which is within the Hospital reportable segment, was $867.8 million, which only exceeded its carrying value of $821.6 million by 6%. The fair value of the Interventional Technologies reporting unit was primarily determined using a discounted cash flow approach utilizing a discount rate of 10.5%, which reflects a market-participant weighted average cost of capital based on the risk profile, size and capital structure of the reporting unit.

The Interventional Technologies reporting unit remains sensitive to changes in key assumptions. A decline in projected revenue growth rates, or an increase in the discount rate, could result in the carrying value exceeding fair value. For example, a 50-basis point increase in the discount rate or a reduction in projected revenue growth rates of 1% could eliminate headroom for this reporting unit.
We monitor for goodwill impairment indicators throughout the year, including changes in macroeconomic conditions, industry trends, and business performance. No interim goodwill impairment indicators were identified during fiscal 2026 that required an interim impairment test for goodwill.
Although no goodwill impairment was recorded during fiscal 2026, the Interventional Technologies reporting unit remains at risk of future goodwill impairment if actual results differ from current estimates or if market conditions deteriorate.
We also evaluate long-lived intangible assets subject to amortization for intangible impairment quarterly to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an intangible impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for our products or the size of the market for our products. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to result from its use and eventual disposition. If the carrying value exceeds those undiscounted cash flows, an intangible impairment loss is measured as the excess of carrying value over fair value.
The determination of recoverability and fair value requires significant judgment. Estimated cash flows are based on management’s assumptions regarding future revenues, operating margins, customer attrition, and economic conditions. When required, fair value is typically determined using a discounted cash flow approach. Key assumptions include projected growth rates, profitability, and discount rates, all of which are inherently uncertain and may differ from actual results.
In the fourth quarter of fiscal 2026, we identified intangible impairment indicators related to the Attune Medical asset group within the Interventional Technologies reporting unit, including lower revenue projections, changes in market conditions and declines in operating performance. As a result, we performed a recoverability test as of the first day of the fourth quarter in fiscal 2026 for the Attune Medical asset group and determined that the carrying value of the asset group exceeded the estimated undiscounted cash flows, indicating that the asset group was not recoverable. As a result, we performed an additional fair value measurement for the Attune Medical asset group.
The fair value of the Attune Medical asset group was measured using an income approach based on a discounted cash flow methodology and is classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. As of the first day of the fourth quarter in fiscal 2026, the estimated fair value of the asset group was approximately $12.3 million, compared to a carrying value of $89.5 million, resulting in the recognition of an intangible impairment charge of $77.2 million in the fourth quarter of fiscal 2026.
Significant unobservable inputs used in the fair value measurement included projected revenues, operating margins, and a discount rate reflecting the estimated weighted average cost of capital of a market participant. The revenue and margin assumptions were based on management’s internal forecasts, which incorporate assumptions about future market conditions, product adoption rates, pricing, and competitive dynamics. The discount rate utilized in the valuation of the Attune Medical asset group was 19.8%, which reflects the higher risk profile, earlier stage of commercialization, and greater uncertainty in projected cash flows relative to the broader Interventional Technologies reporting unit. The discount rate was developed using market-based inputs, including a risk-free rate, equity risk premium, and company-specific risk adjustments.
Changes in these significant unobservable inputs could result in a materially higher or lower fair value measurement. For example, increases in the discount rate or decreases in projected revenues or operating margins would result in a lower estimated fair value, while decreases in the discount rate or improvements in projected operating performance would result in a higher estimated fair value.
We continue to monitor the Attune Medical asset group for intangible impairment indicators, including macroeconomic conditions, industry trends, and changes in business performance. While the intangible impairment charge recognized reflects management’s best estimate of fair value as of the testing date, it is reasonably possible that changes in assumptions or future business conditions could result in additional intangible impairment charges in future periods. Refer to Note 2, Summary of Significant Accounting Policies and Note 10, Goodwill & Intangible Assets, within the accompanying consolidated financial statements for additional information.

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
Income Taxes
The income tax provision is calculated for all jurisdictions in which we operate. The income tax provision process involves calculating current taxes due and assessing temporary differences arising from items that are taxable or deductible in different periods for tax and accounting purposes and are recorded as deferred tax assets and liabilities. Deferred tax assets are evaluated for realizability and a valuation allowance is maintained for the portion of our deferred tax assets that are not more-likely-than-not realizable. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance is needed against the deferred tax assets. Refer to Note 6, Income Taxes, within the accompanying consolidated financial statements for further information and discussion of our income tax provision and balances.
We file income tax returns in all jurisdictions in which we operate. We record a liability for uncertain tax positions taken or expected to be taken in income tax returns. Our consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. We record a liability for the portion of unrecognized tax benefits claimed that we have determined are not more-likely-than-not realizable. These tax reserves have been established based on management’s assessment as to the potential exposure attributable to our uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
Contingencies
We are currently involved in or may become involved in various legal proceedings and claims, including, without limitation, patent infringement, product liability, breach of contract and employee-related matters. Accruals recorded for various contingencies including legal proceedings, employee related litigation, self-insurance and other claims are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. When a loss is probable and a range of loss is established but a best estimate cannot be made, we record the minimum loss contingency amount. These estimates are often initially developed substantially earlier than the ultimate loss is known and the estimates are reevaluated each accounting period, as additional information is available. When we are initially unable to develop a best estimate of loss, we record the minimum amount of loss, which could be zero. As information becomes known, an additional loss provision is recorded when either a best estimate can be made or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. With respect to the specific legal proceedings and claims described in Note 15 Commitments & Contingencies, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth in Note 15 Commitments & Contingencies, during any subsequent reporting period will not have a material adverse effect on our results of operations or cash flows for that period or on the our financial condition.
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
In cases where we acquire a company in which we previously held an equity stake, we attribute a portion of the purchase price to the previously-held equity interest, which is implied based on the total purchase consideration allocable to each of the shareholders, including Haemonetics, according to priority of equity interests. We record a gain or loss in Interest and other expense, net in the consolidated statements of income equal to the difference between the implied fair value of our prior ownership and the book value immediately prior to the acquisition.
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
We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of March 28, 2026, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.9 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $6.0 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of March 28, 2026 was $239.1 million with an effective interest rate of 5.6% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $0.4 million. As of March 28, 2026, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $199.3 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.
Investment Risk
As part of our business development activities, we hold strategic investments in privately held entities, including preferred stock. Certain of these investments are accounted for under the equity method, as we have the ability to exercise significant influence over the operating and financial policies of the investees. For equity instruments that do not have readily determinable fair values and are not accounted for under the equity method, we apply the measurement alternative, recording them at cost less impairment. The carrying amount of these investments is subsequently adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, these investments are periodically evaluated for impairment. There is also a risk that we could lose all or a substantial portion of our investment in these privately held entities depending on their solvency and ability to achieve their business objectives.
As part of our business development activities, we hold strategic investments in certain entities. We have made total strategic investments and loans totaling $19.2 million as of March 28, 2026 and $61.6 million as of March 29, 2025, including $48.7 million in strategic investments and loans to Vivasure as of March 29, 2025. On January 9, 2026 we completed the acquisition of Vivasure. Our strategic investments are classified as other long-term assets on our consolidated balance sheets, and we have not recorded any material adjustments to the carrying value of our strategic investments, other than those related to the Vivasure acquisition, in fiscal 2026 or fiscal 2025. For further discussion, refer to Note 3, Acquisitions, Divestitures and Strategic Investments, within the accompanying financial statements.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Haemonetics Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Haemonetics Corporation and subsidiaries (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 28, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2026 expressed an unqualified opinion thereon.
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

Business combination
Description of the Matter
As described in Note 3 to the consolidated financial statements, during fiscal year 2026, the Company completed the acquisition of Vivasure Medical Limited for a purchase price of $164.4 million, inclusive of contingent consideration with an initial fair value of $20.7 million. The acquisition was accounted for as a business combination.
Auditing the Company’s accounting for the business combination was complex due to the significant estimation required by management to determine the $117.1 million fair value of the acquired developed technology intangible asset. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation model used to measure the fair value of the developed technology intangible asset. The Company used the income approach to measure the fair value of the developed technology intangible asset. The significant assumptions used to estimate the fair value of the intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results, specifically revenue growth rates and EBITDA margin.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the business combination. We tested controls over the valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates.
To test the fair value of the acquired developed technology intangible asset, our audit procedures included, among others, evaluating the significant assumptions used. We also tested the valuation model used. Our testing procedures over certain significant assumptions included, among others, comparing them to current industry and market trends and to the assumptions used by management to value similar assets in other acquisitions. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. In addition, we involved valuation professionals to assist in our evaluation of the methodology, computations, and certain significant assumptions included in the fair value estimates.

Valuation of goodwill
Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company had approximately $656 million of goodwill allocated among its reporting units as of March 28, 2026. The Company performs its annual impairment analysis as of the first day of the fourth quarter, and more frequently if the Company believes indicators of impairment exist. For reporting units tested quantitatively, the Company estimates the fair value primarily utilizing the discounted cash flow income approach.
Auditing the annual goodwill impairment test for the Interventional Technologies reporting unit was especially complex and judgmental due to the significant estimation required in the discounted cash flow income analysis utilized to determine the fair value. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates and the discount rate, which are affected by expectations about future market or economic conditions and reporting unit specific risk factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over management's review of the significant inputs and assumptions used in determining the reporting unit fair value.
To test the estimated fair value of the Interventional Technologies reporting unit, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical financial results of the reporting unit and information generated by external parties. We considered the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Boston, Massachusetts
May 20, 2026

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands, except Per Share Data)
Net revenues	$1,334,027	$1,360,824	$1,309,055
Cost of goods sold	546,441	611,866	617,507
Gross profit	787,586	748,958	691,548
Operating expenses:
Research and development	59,766	62,722	54,435
Selling, general and administrative	442,421	436,789	429,780
Amortization of acquired intangible assets	43,998	48,261	32,031
Remeasurement of contingent consideration	(1,879)	(23,022)	—
Impairment of intangible assets	86,546	2,391	10,419
Total operating expenses	630,852	527,141	526,665
Operating income	156,734	221,817	164,883
Interest and other expense, net	(28,704)	(9,746)	(13,018)
Income before provision for income taxes	128,030	212,071	151,865
Provision for income taxes	30,722	44,392	34,307
Net income	$97,308	$167,679	$117,558

Net income per share:
Basic	$2.06	$3.33	$2.32
Diluted	$2.05	$3.31	$2.29

Weighted average shares outstanding
Basic	47,179	50,330	50,706
Diluted	47,354	50,730	51,397

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands)
Net income	$97,308	$167,679	$117,558

Other comprehensive (loss) income:
Impact of defined benefit plans, net of tax	(403)	(599)	(2,327)
Foreign currency translation adjustment, net of tax	16,916	(17,974)	(4,339)
Unrealized gain on cash flow hedges, net of tax	2,097	(935)	4,912
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(1,140)	56	(3,497)
Other comprehensive income (loss)	17,470	(19,452)	(5,251)
Comprehensive income	$114,778	$148,227	$112,307

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 28, 2026	March 29, 2025
	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$245,440	$306,763
Accounts receivable, less allowance for credit losses of $3,693 as of March 28, 2026 and $6,300 as of March 29, 2025	216,855	202,657
Inventories, net	306,370	365,141
Prepaid expenses and other current assets	66,214	60,414
Total current assets	834,879	934,975
Property, plant and equipment, net	305,761	284,052
Intangible assets, less accumulated amortization of $363,763 as of March 28, 2026 and $316,313 as of March 29, 2025	447,655	455,743
Goodwill	656,368	604,269
Deferred tax asset	9,521	7,803
Other long-term assets	141,741	164,106
Total assets	$2,395,925	$2,450,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$5,015	$303,558
Accounts payable	51,056	66,999
Accrued payroll and related costs	68,191	59,423
Other current liabilities	158,337	148,133
Total current liabilities	282,599	578,113
Long-term debt, net of current maturities	1,219,565	921,230
Deferred tax liability	38,048	62,575
Other long-term liabilities	59,393	68,194
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 45,252,667 shares as of March 28, 2026 and 48,215,899 shares as of March 29, 2025	453	482
Additional paid-in capital	554,137	523,264
Retained earnings	279,344	352,174
Accumulated other comprehensive loss	(37,614)	(55,084)
Total stockholders’ equity	796,320	820,836
Total liabilities and stockholders’ equity	$2,395,925	$2,450,948

The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value
	(Dollars in Thousands, Except Share Data)
Balance, April 1, 2023	50,448,519	$504	$594,706	$253,168	$(30,381)	$817,997
Employee stock purchase plan	79,168	1	5,603	—	—	5,604
Exercise of stock options	163,064	2	6,816	(5,208)	—	1,610
Issuance of restricted stock, net of cancellations	166,193	2	(2)	—	—	—
Tax withholding on employee equity awards	(68,944)	(1)	(828)	(5,062)	—	(5,891)
Share-based compensation expense	—	—	28,332	—	—	28,332
Net income	—	—	—	117,558	—	117,558
Other comprehensive loss	—	—	—	—	(5,251)	(5,251)
Balance, March 30, 2024	50,788,000	$508	$634,627	$360,456	$(35,632)	$959,959
Employee stock purchase plan	97,092	—	6,476	—	—	6,476
Exercise of stock options	91,735	1	6,637	(4,781)	—	1,857
Shares repurchased, including excise tax	(3,030,887)	(30)	(64,533)	(162,285)	—	(226,848)
Issuance of restricted stock, net of cancellations	305,806	3	(3)	—	—	—
Tax withholding on employee equity awards	(35,847)	—	(1,376)	(8,895)	—	(10,271)
Purchase of capped call related to convertible notes	—	—	(88,200)	—	—	(88,200)
Share-based compensation expense	—	—	29,636	—	—	29,636
Net income	—	—	—	167,679	—	167,679
Other comprehensive loss	—	—	—	—	(19,452)	(19,452)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	126,607	1	6,098	—	—	6,099
Exercise of stock options	31,727	—	2,061	(267)	—	1,794
Shares repurchased, including excise tax	(3,373,720)	(33)	(10,320)	(165,978)	—	(176,331)
Issuance of restricted stock, net of cancellations	270,400	3	(3)	—	—	—
Tax withholding on employee equity awards	(18,246)	—	(790)	(3,893)	—	(4,683)
Share-based compensation expense	—	—	33,827	—	—	33,827
Net income	—	—	—	97,308	—	97,308
Other comprehensive income	—	—	—	—	17,470	17,470
Balance, March 28, 2026	45,252,667	$453	$554,137	$279,344	$(37,614)	$796,320
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$97,308	$167,679	$117,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,717	115,586	97,215
Amortization of fair value inventory step-up	5,814	14,956	3,347
Share-based compensation expense	33,827	29,636	28,332
Impairment of intangible assets	86,546	2,391	10,419
Gain on repurchase of convertible senior notes, net	—	(12,600)	—
Gains on sales of property, plant and equipment	(714)	(15,698)	(1,013)
Remeasurement of contingent consideration	(1,879)	(23,022)	—
Deferred income taxes	(26,471)	(5,219)	(11,039)
Other non-cash operating activities	10,726	9,978	11,633
Change in operating assets and liabilities:
Change in accounts receivable	(14,881)	6,956	(24,193)
Change in inventories	47,361	(64,704)	(60,061)
Change in prepaid income taxes	(4,534)	226	(983)
Change in other assets and other liabilities	(35,028)	(25,232)	(34,046)
Change in accounts payable and accrued expenses	(16,571)	(19,208)	44,582
Net cash provided by operating activities	293,221	181,725	181,751
Cash Flows from Investing Activities:
Capital expenditures	(32,780)	(39,278)	(38,125)
Proceeds from divestiture and sale of assets	—	43,291	1,500
Proceeds from sale of property, plant and equipment	1,375	23,253	1,810
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(51,891)	(21,112)	(28,171)
Acquisitions	(60,180)	(150,906)	(243,852)
Other investments	(36,071)	(17,143)	(15,551)
Net cash used in investing activities	(179,547)	(161,895)	(322,389)
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	—	700,000	—
Repayment and repurchase of convertible notes	(300,000)	(185,500)	—
Purchase of capped call related to convertible notes	—	(88,200)	—
Term loan borrowings	—	250,000	—
Term loan redemption	—	(262,500)	—
Repayment of term loan borrowings	(6,250)	(4,688)	(12,250)
Proceeds from revolving facility	300,000	—	110,000
Payments on revolving facility	—	(50,000)	(60,000)
Debt issuance costs	—	(23,135)	—
Proceeds from employee stock programs	7,893	8,333	7,214
Cash used to net share settle employee equity awards	(5,001)	(10,243)	(5,885)
Share repurchases	(175,000)	(225,000)	—
Other financing activities	(102)	(249)	(922)
Net cash (used in) provided by financing activities	(178,460)	108,818	38,157
Effect of exchange rates on cash and cash equivalents	3,463	(685)	(3,185)
Net Change in Cash and Cash Equivalents	(61,323)	127,963	(105,666)
Cash and Cash Equivalents at Beginning of Year	306,763	178,800	284,466
Cash and Cash Equivalents at End of Year	$245,440	$306,763	$178,800
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended
	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid	$17,465	$16,534	$20,901
Income taxes paid	$60,665	$49,293	$52,706
Fair value of previously held equity interest settled in connection with acquisition	$47,258	$—	$—
Settlement of pre-existing loan in connection with acquisition	$35,812	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Haemonetics is a global medical technology company dedicated to improving the quality, effectiveness and efficiency of health care. Haemonetics’ innovative solutions addressing critical medical needs include a suite of hospital technologies designed to advance standards of care and help enhance outcomes for patients; end-to-end plasma collection technologies to optimize operations for plasma centers; and products to enable blood centers to collect in-demand blood components. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.
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
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the consolidated financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. There were no material recognized or unrecognized subsequent events.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Fiscal Year
Haemonetics’ fiscal year ends on the Saturday closest to the last day of March. Fiscal years 2026, 2025 and 2024 include 52 weeks with each quarter having 13 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts including those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, the Company assesses its strategic investments to determine whether they meet the definition of a variable interest entity (“VIE”), and if so, whether the Company has controlling financial interest. Controlling financial interest occurs if the Company has both the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company’s strategic investments did not meet the controlling financial interest criteria, as such no VIEs were consolidated during fiscal 2026, 2025 or 2024.
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
Revenue Recognition
The Company's revenue recognition policy is to recognize revenues from product sales, software and services in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-19, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; this occurs with the transfer of control of the Company’s goods or services. The Company considers revenue to be earned when all of the following criteria are met: it has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the consideration the Company expects to receive for transferring goods or providing services, is determinable and it has transferred control of the promised items to the customer. A promise in a contract to transfer a distinct good or service to the customer is identified as a performance obligation. A contract’s transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the estimated standalone selling prices of the good or service in the contract. For goods or services for which observable standalone selling prices are not available, the Company uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation. In software contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of total consideration of the contract. Standalone selling price is determined utilizing observable prices to the extent available. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it maximizing the use of observable inputs. For maintenance and support, the Company determines the standalone selling price based on the price at which we separately sell a renewal contract and the economic relationship between licenses and maintenance.
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
For product sales to distributors, the Company recognizes revenue for both equipment and disposables upon shipment to distributors, which is when its performance obligations are complete. The Company’s standard contracts with its distributors state that title to the equipment passes to the distributors at point of shipment to a distributor’s location. The distributors are responsible for shipment to the end customer along with any installation, training and acceptance of the equipment by the end customer. Payments from distributors are not contingent upon resale of the product.
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
Translation of Foreign Currencies
All assets and liabilities of foreign subsidiaries are translated at the rate of exchange at year-end while sales and expenses are translated at an average rate in effect during the year. The net effect of these translation adjustments is shown in the accompanying consolidated financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses, including those resulting from intercompany transactions, are charged directly to earnings and included in other expense, net on the consolidated statements of income. The impact of foreign exchange on long-term intercompany loans, for which repayment has not been scheduled or planned, are recorded in accumulated other comprehensive loss (“AOCL”) on the consolidated balance sheets.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
Cash equivalents include various instruments such as money market funds, U.S. government obligations and commercial paper with maturities of three months or less at date of acquisition. Cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 28, 2026, cash and cash equivalents consisted primarily of investments in United States Government Agency and institutional money market funds.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. The Company provides for depreciation and amortization by charges to operations using the straight-line method in amounts estimated to recover the cost of the building and improvements, equipment and furniture and fixtures over their estimated useful lives as follows:

Asset Classification	Estimated Useful Lives
Building	30 – 40 Years
Building improvements	5 – 20 Years
Plant equipment and machinery	3 – 15 Years
Office equipment and information technology	3 – 10 Years
Haemonetics equipment	3 – 7 Years
The Company evaluates the depreciation periods of property, plant and equipment to determine whether events or circumstances warrant revised estimates of useful lives. All property, plant and equipment are also tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
The Company’s installed base of devices includes devices owned by the Company and devices sold to the customer. The asset on its consolidated balance sheets classified as Haemonetics equipment consists of medical devices installed at customer sites but owned by Haemonetics. Generally, the customer has the right to use it for a period of time during which they separately purchase disposables.
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
In addition, when performing a quantitative test, the Company primarily uses the income approach, specifically the discounted cash flow method, to derive the fair value of each of its reporting units in preparing its goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The Company selected this method as being the most meaningful in preparing its goodwill assessments because the use of the income approach typically generates a more precise measurement of fair value than the market approach. In applying the income approach to its accounting for goodwill, the Company makes assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within the Company’s discounted cash flow analysis is based on its most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in the Company’s discounted cash flow analysis and reflects the Company’s best estimates for stable, perpetual growth of its reporting units. The Company uses estimates of market-participant risk adjusted weighted average cost of capital as a basis for determining the discount rates to apply to its reporting units’ future expected cash flows. The Company corroborates the valuations that arose from the discounted cash flow approach by performing both a market multiple valuation and by reconciling the aggregate fair value of its reporting units to its market capitalization at the time of the test. An impairment charge, if any, would then be recognized for the amount by which the carrying value exceeds the reporting unit’s fair value.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Goodwill Impairment Test
In fiscal 2026 the Company elected to perform the annual goodwill impairment test using qualitative assessments for three reporting units and a quantitative assessment for one reporting unit for its annual goodwill impairment test. In fiscal 2025, the Company elected to perform quantitative assessments for its annual goodwill impairment test. In fiscal 2024, the Company performed a qualitative assessment. In fiscal 2026, 2025 and 2024, the results of the annual goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values, however, in fiscal 2026 the fair value of the Interventional Technologies reporting unit, which is within the Hospital reportable segment, was $867.8 million, which only exceeded its carrying value of $821.6 million by 6%. The fair value of the Interventional Technologies reporting unit was primarily determined using a discounted cash flow approach utilizing a discount rate of 10.5%, which reflects a market-participant weighted average cost of capital based on the risk profile, size, and capital structure of the reporting unit.
The estimation of fair value requires significant judgment and is based primarily on a discounted cash flow approach, supplemented by market-based methods where appropriate. Key assumptions include projected revenue growth rates, operating margins, and the discount rate. These inputs are based on management’s expectations of future performance and market conditions and are inherently uncertain.
The Interventional Technologies reporting unit remains sensitive to changes in key assumptions. A decline in projected revenue growth rates, or an increase in the discount rate, could result in the carrying value exceeding fair value.
The Company monitors for goodwill impairment indicators throughout the year, including changes in macroeconomic conditions, industry trends, and business performance. No interim goodwill impairment indicators for the Interventional Technologies reporting unit were identified during fiscal 2026 that required an additional goodwill impairment test.
Although no goodwill impairment was recorded for the Interventional Technologies reporting unit during fiscal 2026, it remains at risk of future impairment if actual results differ from current estimates or if market conditions deteriorate.
Ongoing Monitoring of Long-Lived Intangible Asset Impairment
The Company also evaluates long-lived intangible assets subject to amortization for intangible impairment quarterly to determine if any adverse conditions exist that would indicate that the carrying value of an asset or asset group may not be recoverable, or that a change in the remaining useful life is required. Conditions indicating that an intangible impairment exists include but are not limited to a change in the competitive landscape, internal decisions to pursue new or different technology strategies, a loss of a significant customer or a significant change in the marketplace including prices paid for the Company’s products or the size of the market for the Company’s products. Recoverability is assessed by comparing the carrying value of the asset group to the undiscounted cash flows expected to result from its use and eventual disposition. If the carrying value exceeds those undiscounted cash flows, an intangible impairment loss is measured as the excess of carrying value over fair value.
When an intangible impairment indicator exists, the Company tests the intangible asset for recoverability. For purposes of the recoverability test, the Company groups its amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), the Company will write the carrying value down to the fair value in the period identified.
The Company generally calculates the fair value of its intangible assets as the present value of estimated future cash flows it expects to generate from the asset using a risk-adjusted discount rate. In determining its estimated future cash flows associated with its intangible assets, the Company uses estimates and assumptions regarding future revenues, operating margins, customer attrition, economic conditions and remaining useful lives of the asset (asset group).
If the Company determines the estimate of an intangible asset’s remaining useful life should be reduced based on its expected use of the asset, the remaining carrying amount of the asset is amortized prospectively over the revised estimated useful life.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal 2026, the Company identified intangible impairment indicators related to the Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”) asset group within the Interventional Technologies reporting unit, which is within the Hospital reportable segment, including lower revenue projections, changes in market conditions and declines in operating performance. As a result, a recoverability test was performed as of the first day of the fourth quarter in fiscal 2026 for the Attune Medical asset group and it was determined that the carrying value of the asset group exceeded the estimated undiscounted cash flows, indicating that the asset group was not recoverable. As a result, an additional fair value measurement was performed for the Attune Medical asset group.
The fair value of the Attune Medical asset group was measured using a discounted cash flow approach. As of the first day of the fourth quarter in fiscal 2026, the estimated fair value of the asset group was approximately $12.3 million, compared to a carrying value of $89.5 million, resulting in the recognition of an intangible impairment charge of $77.2 million in the fourth quarter of fiscal 2026.
Significant unobservable inputs used in the fair value measurement included projected revenues, operating margins, and a discount rate reflecting the estimated weighted average cost of capital of a market participant. The revenue and margin assumptions were based on internal forecasts, which incorporate assumptions about future market conditions, product adoption rates, pricing, and competitive dynamics. The discount rate utilized in the valuation of the Attune Medical asset group was 19.8%, which reflects the higher risk profile, earlier stage of commercialization, and greater uncertainty in projected cash flows relative to the broader Interventional Technologies reporting unit. The discount rate was developed using market-based inputs, including a risk-free rate, equity risk premium, and company-specific risk adjustments.
Cloud computing implementation costs
ASC Topic 350-40, Goodwill and Other, Internal-Use Software, specifies that certain costs incurred in the application development stage to implement cloud computing arrangements hosted by a third-party vendor are required to be capitalized. The Company includes these costs in other long-term assets. The costs are amortized using the straight-line method over the expected contract term, including extension periods and is included in selling, general and administrative expense in the consolidated statements of income.
Other long-term assets as of March 28, 2026 included approximately $62.4 million of capitalized implementation costs related to a new global enterprise resource planning system. There were $44.0 million of implementation costs capitalized as of March 29, 2025. Amortization expense was $1.4 million, $1.4 million and $0.9 million in fiscal 2026, 2025 and 2024, respectively.
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
The Company reviews the net realizable value of capitalized assets periodically to assess the recoverability of amounts capitalized. There were no impairment charges recorded during fiscal 2026, 2025 and 2024. In the future, the net realizable value may be adversely affected by the loss of a significant customer or a significant change in the marketplace, which could result in an impairment being recorded. Refer to Note 10, Goodwill & Intangible Assets for more information regarding capitalized software.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities
Other current liabilities represent items payable or expected to settle within the next twelve months. The items included in the fiscal year end balances were:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Contract liabilities	$42,310	$43,348
Contingent consideration	17,597	2,278
Other	98,430	102,507
Total	$158,337	$148,133
Other Long-Term Liabilities
Other long-term liabilities represent items that are not payable or expected to settle within the next twelve months.
Research and Development Expenses
All research and development costs are expensed as incurred.
Advertising Costs
All advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of income. Advertising expenses were $7.4 million, $7.7 million and $7.1 million in fiscal 2026, 2025 and 2024, respectively.
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
The Company files income tax returns in all jurisdictions in which it operates. The Company records a liability for uncertain tax positions taken or expected to be taken in income tax returns. The Company’s consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. The Company records a liability for the portion of unrecognized tax benefits claimed that it has determined are not more-likely-than-not realizable. These tax reserves have been established based on management’s assessment as to the potential exposure attributable to the Company’s uncertain tax positions as well as interest and penalties attributable to these uncertain tax positions. All tax reserves are analyzed quarterly and adjustments are made as events occur that result in changes in judgment.
The Company evaluates at the end of each reporting period whether some or all of the undistributed earnings of its foreign subsidiaries are permanently reinvested. The Company recognizes deferred income tax liabilities to the extent that management asserts that undistributed earnings of its foreign subsidiaries are not permanently reinvested or will not be permanently reinvested in the future. The Company’s position is based upon several factors including management’s evaluation of Haemonetics’ and its subsidiaries’ financial requirements, the short-term and long-term operational and fiscal objectives of the Company and the tax consequences associated with the repatriation of earnings.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes
The Company accounts for convertible senior notes as a single liability measured at its amortized cost. At issuance, the carrying amount is calculated as the proceeds, net of initial debt issuance costs. The difference between the principal amount and carrying value is amortized to interest expense over the term of the convertible senior notes using the effective interest rate method.
A detailed analysis of the terms of the convertible senior notes transactions is required to determine the existence of any derivatives that may require separate mark-to-market accounting under applicable accounting guidance. Refer to Note 13, Financial Instruments and Fair Value Measurements for further details.
Derivative Instruments
The Company accounts for its derivative financial instruments in accordance with ASC Topic 815, Derivatives and Hedging and ASC Topic 820, Fair Value Measurements and Disclosures. In accordance with ASC Topic 815, the Company records all derivatives on the consolidated balance sheets at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative as a hedging instrument for accounting purposes and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC Topic 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculation purposes.
When the underlying hedged transaction affects earnings, the gains or losses on the forward foreign exchange rate contracts designated as hedges are recorded in net revenues, cost of goods sold, operating expenses and other expense, net in the Company’s consolidated statements of income, depending on the nature of the underlying hedged transactions. The cash flows related to the gains and losses are classified in the consolidated statements of cash flows as part of cash flows from operating activities. For those derivative instruments that are not designated as part of a hedging relationship the Company records the gains or losses in earnings currently. These gains and losses are intended to offset the gains and losses recorded on net monetary assets or liabilities that are denominated in foreign currencies. The Company recorded foreign currency losses of $3.2 million in fiscal 2026, foreign currency gains of $0.9 million in fiscal 2025, and foreign currency losses of $4.0 million in fiscal 2024.
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
The Company’s derivative instruments do not subject its earnings or cash flows to material risk, as gains and losses on these derivatives are intended to offset losses and gains on the item being hedged. The Company does not enter into derivative transactions for speculative purposes and it does not have any non-derivative instruments that are designated as hedging instruments pursuant to ASC Topic 815. Refer to Note 13, Financial Instruments and Fair Value Measurements.
Share-Based Compensation
The Company expenses the fair value of share-based awards granted to employees, board members and others, net of estimated forfeitures. To calculate the grant-date fair value of its stock options the Company uses the Black-Scholes option-pricing model, for performance share units based on relative total shareholder return (“rTSR”) the Company uses Monte Carlo simulation models, and for performance share units based on the average annual organic revenue growth rate (“AAGR”) the Company recognizes expense based on the number of awards expected to vest, which requires management to assess the probability of achieving the performance conditions. This assessment is based on internal revenue forecasts, historical performance and current market conditions, and is reassessed at each reporting date.

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
Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant and Equipment and are included in costs of goods sold and selling, general and administrative costs in its consolidated statements of income. Additionally, costs directly related to the Company’s active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of goods sold and selling, general and administrative costs in its consolidated statements of income. Refer to Note 5, Restructuring, for further information and discussion of its restructuring plans.
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
Strategic Investments
The Company holds strategic investments in privately held entities. Certain of these investments are accounted for under the equity method to the extent the Company determines it has the ability to exercise significant influence over the operating and financial policies of the investees. For equity instruments that do not have readily determinable fair values and are not accounted for under the equity method, the Company applies the measurement alternative, recording them at cost less impairment. The carrying amount for these instruments would be subsequently adjusted for observable price changes, or prices in orderly transactions for an identical investment or similar investment of the same issuer. In addition, these investments are periodically evaluated for impairment, and the investments are classified as other long-term assets on the Company’s consolidated balance sheets.
In cases where the Company acquires a company in which it previously held an equity stake, the Company attributes a portion of the purchase price to the previously-held equity interest, which is implied based on the total purchase consideration allocable to each of the shareholders, including Haemonetics, according to priority of equity interests. The Company remeasures its previously held equity interest in the acquiree at its acquisition date fair value and records a gain or loss for the difference between the fair value and carrying value in interest and other expense, net in the consolidated statements of income. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for further information and discussion regarding the acquisition.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. In fiscal 2026, 2025 and 2024, the Company’s ten largest customers accounted for approximately 44%, 42% and 48% of net revenues, respectively. In fiscal 2026, one Plasma customer accounted for approximately 13% of total net revenues.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASC Update No. 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASC Update No. 2023-09 is effective for the Company’s first fiscal year beginning after December 15, 2024 and early adoption is permitted. ASC Update No. 2023-09 became applicable to Haemonetics beginning with the fiscal 2026 Annual Report on Form 10-K. The Company adopted the new guidance effective December 28, 2025 on a prospective basis. Refer to Note 6, Income Taxes for further presentation on this.
In September 2025, the FASB issued ASC Update No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers. ASC Update No. 2025-07 reduces cost, complexity and diversity in practice of evaluating whether contracts with features based on the operations or activities of one of the parties to the contract are derivatives. The updated guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company elected to early adopt ASU Update No. 2025-07 on a prospective basis effective the beginning of the fourth quarter of fiscal 2026. The adoption did not have a material impact on the financial statements, including prior interim periods.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASC Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. ASC Update No. 2024-03 requires detailed cost and expense information disaggregated in the financial statements notes. The updated guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASC Update No. 2024-03 is applicable to Haemonetics beginning with the fiscal 2028 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
3. ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS
Acquisitions
Vivasure Medical Limited
On January 9, 2026, the Company acquired all of the outstanding equity interests of Vivasure Medical Limited (“Vivasure”) for a net purchase price of $164.4 million. The net purchase price included $60.2 million paid in cash at closing, net of $0.4 million cash acquired and after giving effect to the value of certain prior investments and loans made by the Company to Vivasure, as well as other customary closing adjustments, and the fair value of contingent consideration of $20.7 million. The contingent consideration is based on sales growth over the three years following the completion of the acquisition and the achievement of certain other milestones, and is also subject to adjustments based on the value of certain prior investments and loans. The Company financed this transaction through available cash on hand. During fiscal 2026, the Company recorded a gain of $4.9 million within interest and other expense, net on the consolidated statements of income as a result of the remeasurement of the Company’s prior equity interest of approximately 30% in Vivasure, which had a fair value of $47.3 million.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal® Elite system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for structural heart and endovascular procedures. In 2025, Vivasure submitted a premarket approval application to the U.S. FDA for the PerQseal Elite arterial closure system and received CE Mark in Europe for both arterial and venous indications. The addition of Vivasure expands the Hospital business unit portfolio in the interventional cardiology market and will be included in the Hospital reportable segment.
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the Company’s consolidated financial statements were prepared. Measurement period adjustments may arise upon the availability of further information regarding events or circumstances that existed at the acquisition date and will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price of $164.4 million consists of the amounts presented below, which represent the initial determination of the fair value of the identifiable assets acquired and liabilities assumed:

January 9, 2026
(Dollars in Thousands)
Cash and cash equivalents	$449
Accounts receivable	21
Inventories	1,056
Prepaid expenses and other current assets	1,736
Property, plant and equipment	575
Intangible assets	117,100
Goodwill	50,478
Other long-term assets	1,972
Total assets acquired	$173,387
Accounts payable	$1,186
Accrued payroll and related costs	2,889
Other current liabilities	4,741
Other long-term liabilities	199
Total liabilities assumed	9,015
Net assets acquired	$164,372
The Company determined that the identifiable intangible asset was primarily developed technology. The fair value of the intangible asset was based on valuation techniques with estimates and assumptions developed by the Company. Developed technology was valued using the excess earnings method. In developing the discount rates applied to the cash flow projections, the discount rates were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital and then adjusted to reflect the relative risk of the asset.
The excess of the purchase price over the tangible assets, identifiable intangible asset and assumed liabilities was recorded as goodwill. As a result of the acquisition of Vivasure, the Company recognized goodwill of $50.5 million based on expected synergies from integration into the Company’s Hospital business unit. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.
Intangible assets acquired consist of the following:

	Amount	Weighted-Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
	(Dollars in Thousands)
Developed technology	$117,100	16 years	16.5%
Total	$117,100
Acquisition-Related Costs
The Company incurred $1.1 million of acquisition-related costs during fiscal 2026 in connection with the Vivasure acquisition. These costs related to legal and other professional fees, which were recognized in selling, general and administrative on the consolidated statements of income.
The Company’s consolidated financial statements include the results of Vivasure from the date the acquisition was completed. Pro forma financial information has not been presented as the acquisition is not material to the Company’s overall financial results.
For information regarding the remeasurement of the contingent consideration liability refer to Note 13, Financial Instruments and Fair Value Measurements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Attune Medical
On March 5, 2024, the Company entered into a definitive agreement to acquire Attune Medical, the manufacturer of the ensoETM® proactive esophageal cooling device, pursuant to which among other things, the Company agreed to acquire all of the issued and outstanding common shares of Attune Medical. On April 1, 2024, the Company completed its acquisition of Attune Medical for a net purchase price of $176.2 million, which included an upfront cash payment of $162.0 million, or $150.5 million net of $11.5 million cash acquired, the fair value of contingent consideration of $25.3 million, and $0.4 million of working capital adjustments. The contingent consideration is based on sales growth over the next three years, which is uncapped, and the achievement of certain other milestones. Refer to Note 13, Financial Instruments and Fair Value Measurements for further information regarding the contingent consideration liability. The Company financed the acquisition through a combination of cash on hand and borrowings under its senior unsecured revolving credit facility.
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
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC 805, Business Combinations, recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date.
The purchase price of $176.2 million consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

April 1, 2024
(Dollars in Thousands)
Accounts receivable	$3,784
Inventories	26,300
Prepaid expenses and other current assets	906
Property, plant and equipment	200
Intangible assets	105,800
Goodwill	70,256
Total assets acquired	$207,246
Accounts payable	$2,260
Accrued payroll and related costs	2,129
Other liabilities	496
Deferred tax liability	26,155
Total liabilities assumed	31,040
Net assets acquired	$176,206
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
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of Attune Medical, the Company recognized goodwill of $70.3 million based on expected synergies from integration into the Company’s Hospital business unit. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.

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
For information regarding the remeasurement of the contingent consideration liability refer to Note 13, Financial Instruments and Fair Value Measurements.
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
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC 805, Business Combinations, recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of $243.9 million consists of the amounts presented below, which represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed:

December 12, 2023
(Dollars in Thousands)
Accounts receivable	$5,960
Inventories	12,075
Prepaid expenses and other current assets	2,062
Property, plant and equipment	3,028
Intangible assets	172,000
Goodwill	79,400
Other long-term assets	4,705
Total assets acquired	$279,230
Accounts payable	$3,251
Accrued payroll and related costs	1,723
Other liabilities	9,746
Deferred tax liability	14,805
Other long-term liabilities	5,853
Total liabilities assumed	35,378
Net assets acquired	$243,852
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
The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. As a result of the acquisition of OpSens, the Company recognized goodwill of $79.4 million based on expected synergies from integration into the Company’s Hospital business unit. The goodwill is not deductible for tax purposes and relates entirely to the Hospital reportable segment.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As part of the sale, the Company entered into a Transition Services Agreement (“TSA”) with GVS to ensure a smooth transition of business operations. Under the TSA, the Company will continue to provide certain regulatory, quality, logistical and operational support services to GVS for a maximum period of 36 months following the transaction closing to facilitate GVS's integration of the acquired business. Under the TSA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in selling, general and administrative in the consolidated statements of income, which was approximately $0.4 million during fiscal 2026.
In addition to the TSA, Haemonetics and GVS entered into a Contract Manufacturing Agreement (“CMA”), under which Haemonetics will continue to manufacture certain whole blood filtration products for GVS for a maximum term of 18 months. The CMA allows GVS to gradually transition manufacturing operations while ensuring supply continuity for customers. Under the CMA, the Company is entitled to be reimbursed for the costs incurred plus a mark-up and has recorded net income and expenses related to the agreement in selling, general and administrative in the consolidated statements of income, which was approximately $1.7 million during fiscal 2026.
Strategic Investments
As part of the Company’s business development activities, it holds strategic investments in certain entities. The Company has strategic investments totaling $19.2 million as of March 28, 2026. As of March 29, 2025, the Company had strategic investments and loans of $61.6 million, including $48.7 million in strategic investments and loans to Vivasure. On January 9, 2026 the Company completed the acquisition of Vivasure. The Company’s strategic investments are classified as other long-term assets on the Company’s consolidated balance sheets, and the Company has not recorded any material adjustments to the carrying value of the Company’s strategic investments, other than those related to the Vivasure acquisition, in fiscal 2026, fiscal 2025 or fiscal 2024.
4. REVENUE
As of March 28, 2026, the Company had $35.9 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 72% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 28, 2026 and March 29, 2025, the Company had contract liabilities of $42.3 million and $43.3 million, respectively. During fiscal 2026, the Company recognized $5.4 million of revenue that was included in the above March 29, 2025 contract liability balance. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. As of March 28, 2026 and March 29, 2025, the Company’s contract assets were $5.5 million and $11.6 million, respectively.
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
Operational Excellence Program
In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. During fiscal 2022, the Company revised the 2020 Program to improve product and service quality, reduce cost principally in its manufacturing and supply chain operations and ensure sustainability while helping to offset impacts from a previously announced customer loss, rising inflationary pressures and effects of the COVID-19 pandemic. The 2020 Program closed as of March 29, 2025. During fiscal 2025 and 2024, the Company incurred $7.7 million and $9.8 million of restructuring and restructuring related costs under this program, respectively. Total cumulative charges under the 2020 Program were $84.7 million through March 29, 2025.
Portfolio Rationalization Initiatives
In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the Hospital business unit and certain products within the Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. These portfolio rationalization initiatives closed as of March 29, 2025. Under these initiatives, during fiscal 2026 the Company recognized reversals of previously incurred costs of $1.9 million, as compared with restructuring and restructuring related costs incurred of $13.0 million and $14.0 million, respectively, during fiscal 2025 and fiscal 2024. Total cumulative charges under these portfolio rationalization initiatives are $25.1 million as of March 28, 2026.
Market and Regional Alignment Initiative
In May 2025, the Board approved the currently ongoing market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. Initial actions related to this initiative were approved by the Board in January 2025, resulting in restructuring related costs during the fourth quarter of fiscal 2025. Under this initiative, during fiscal 2026 and 2025, the Company incurred restructuring and restructuring related costs of $5.1 million and $0.6 million, respectively, under this initiative. Total cumulative charges under the market and regional alignment initiative are $5.6 million as of March 28, 2026.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity for restructuring reserves related to prior programs, the 2020 Program, portfolio rationalization initiatives, and market and regional alignment initiatives for the fiscal years 2026, 2025 and 2024, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	Prior Programs	2020 Program	Portfolio Rationalization Initiatives	Market and Regional Alignment Initiatives	Total
	(Dollars in Thousands)
Balance as of April 1, 2023	$340	$1,810	$—	$—	$2,150
Costs incurred, net of reversals	(276)	450	13,915	—	14,089
Payments	(64)	(1,775)	(2,606)	—	(4,445)
Balance as of March 30, 2024	$—	$485	$11,309	$—	$11,794
Costs incurred, net of reversals	—	566	12,797	550	13,913
Payments	—	(761)	(12,755)	(550)	(14,066)
Non-cash adjustments	—	—	(8,616)	—	(8,616)
Balance as of March 29, 2025	$—	$290	$2,735	$—	$3,025
Costs incurred, net of reversals	—	(62)	(1,919)	5,095	3,114
Payments	—	(205)	(100)	(4,527)	(4,832)
Balance as of March 28, 2026	$—	$23	$716	$568	$1,307
The following presents the restructuring costs by line item during fiscal 2026, 2025 and 2024 within the Company’s accompanying consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Cost of goods sold	$(496)	$11,328	$11,286
Research and development	960	(61)	456
Selling, general and administrative expenses	2,650	2,646	2,347
Total	$3,114	$13,913	$14,089
As of March 28, 2026, the Company had a restructuring liability of $1.3 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs of $0.1 million, $7.2 million and $9.5 million in fiscal 2026, 2025 and 2024, respectively, that do not constitute restructuring costs under ASC 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The following presents the restructuring related costs by line item during fiscal 2026, 2025 and 2024 within the Company’s accompanying consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Cost of goods sold	$(33)	$3,304	$5,734
Research and development	11	1,649	1,750
Selling, general and administrative expenses	127	2,292	2,015
Total	$105	$7,245	$9,499

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present restructuring and restructuring related costs by reportable segment:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Restructuring costs
Plasma	$447	$258	$1,015
Blood Center	(558)	4,742	5,606
Hospital	1,326	1,664	3,863
Corporate	1,899	7,249	3,605
Total	$3,114	$13,913	$14,089

Restructuring related costs
Plasma	$9	$281	$1,050
Blood Center	(1)	154	286
Hospital	—	143	408
Corporate	97	6,667	7,755
Total	$105	$7,245	$9,499

Total restructuring and restructuring related costs	$3,219	$21,158	$23,588
6. INCOME TAXES
Domestic and foreign income before provision for income tax is as follows:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Domestic	$87,236	$161,800	$112,563
Foreign	40,794	50,271	39,302
Total	$128,030	$212,071	$151,865
The income tax provision (benefit) from continuing operations contains the following components:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Current
Federal	$35,794	$29,818	$29,113
State	9,078	8,112	6,539
Foreign	12,251	12,085	9,532
Total current	$57,123	$50,015	$45,184
Deferred
Federal	(17,960)	(6,555)	(6,165)
State	(3,175)	1,774	2,132
Foreign	(5,266)	(842)	(6,844)
Total deferred	$(26,401)	$(5,623)	$(10,877)
Total	$30,722	$44,392	$34,307

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
Tax effected, significant temporary differences comprising the net deferred tax liability are as follows:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Deferred tax assets:
Depreciation	$304	$97
Amortization of intangibles	4,286	4,796
Inventory	5,357	2,846
Accruals, reserves and other deferred tax assets	14,941	14,801
Net operating loss carry-forward	29,453	8,842
Stock based compensation	5,116	4,897
Operating lease liabilities	12,614	14,906
Tax credit carry-forward, net	7,734	6,713
Capitalized research expenses	39,958	39,219
Gross deferred tax assets	119,763	97,117
Less valuation allowance	(14,238)	(11,930)
Total deferred tax assets (after valuation allowance)	105,525	85,187
Deferred tax liabilities:
Depreciation	(37,368)	(35,006)
Amortization of goodwill and intangibles	(79,850)	(87,905)
Unremitted earnings	(2,726)	(1,497)
Operating lease assets	(9,823)	(12,033)
Other deferred tax liabilities	(4,285)	(3,518)
Total deferred tax liabilities	(134,052)	(139,959)
Net deferred tax liabilities	$(28,527)	$(54,772)
The valuation allowance increase of $2.3 million during fiscal 2026 is primarily due to an increase in valuation allowances established against acquired attributes offset by a decrease in the valuation allowance against foreign deferred tax assets and other income tax attributes utilized during the fiscal year. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. It has also considered the ability to implement certain strategies that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. The Company has concluded that future taxable income can be considered a source of income to realize a benefit for deferred tax assets in certain jurisdictions. The Company believes it is able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The worldwide net deferred tax liability as of March 28, 2026 includes deferred tax liabilities related to amortizable tax basis in goodwill and other indefinite lived assets, which can only be used as a source of income to benefit other indefinite lived deferred tax assets.
As of March 28, 2026, the Company maintains a valuation allowance against certain U.S. foreign tax credit carryforwards and U.S. state net operating loss and tax credit carryforwards that are not more-likely-than-not realizable, as well as a valuation allowance against the deferred tax assets of certain foreign subsidiaries.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with certain acquisitions, the Company has acquired net operating loss and tax credit carryforwards, which may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted Section 382 studies covering the periods of inception through the respective acquisition dates. The studies concluded that ownership changes occurred during those periods which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The remaining carryforwards disclosed in the deferred tax table above represent the amount of attributes that can be utilized based on the results of the studies. The Company does not believe it has had any additional ownership change that would result in additional limitations. Subsequent ownership changes may further affect the limitation in future years. In fiscal 2026, the Company acquired approximately $135.5 million of net operating losses in Ireland as a result of the acquisition of Vivasure. The Company has preliminarily concluded that the transaction does not result in the net operating losses being subject to any utilization limitations associated with the acquisition itself.
As of March 28, 2026, the Company has U.S. federal net operating loss carryforwards of $6.6 million, all of which will begin to expire in fiscal 2027. The Company has U.S. state net operating losses of $51.5 million of which $51.0 million will expire at various times between fiscal 2027 and fiscal 2044 and $0.5 million can be carried forward indefinitely. The Company has federal tax credits of $0.6 million that will begin to expire in fiscal 2030 and state tax credits of $6.6 million that began to expire in fiscal 2029.
As of March 28, 2026, the Company has Canadian federal and provincial net operating loss carryforwards of $21.5 million and $18.2 million, respectively, which will expire from fiscal 2036 through fiscal 2045. Additionally, the Company has Irish net operating loss carryforwards of $140.0 million that can be carried forward indefinitely. The Company has other foreign net operating losses of approximately $6.8 million that are available to reduce future income which can be carried forward indefinitely. The Company has foreign research tax credits of $2.0 million which will begin to expire in fiscal 2035.
As of March 28, 2026, substantially all of the unremitted earnings of the Company have been taxed in the U.S. The accumulated earnings in the foreign subsidiaries are primarily utilized to fund working capital requirements as its subsidiaries continue to expand their operations and to fund future foreign acquisitions. The Company does not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations, however a significant portion of the unremitted earnings could be remitted without a future tax cost.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the adoption of ASC Update No. 2023-09, income tax provision differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	Year Ended March 28, 2026
	(Dollars in Thousands)
Tax at federal statutory rate	$26,886	21.0%
State income taxes net of federal benefit(1)	4,610	3.6%
Foreign tax effects
Switzerland
Statutory tax rate difference	(5,051)	(3.9)%
Local income tax	2,246	1.8%
Other items	21	—%
Canada
Local income tax	(1,838)	(1.5)%
Other items	(1,071)	(0.8)%
Ireland	1,341	1.0%
Other foreign jurisdictions	3,267	2.6%
Effect of cross-border tax laws	(770)	(0.6)%
Nontaxable or nondeductible items
Other nontaxable or nondeductible items	1,496	1.2%
Limitation on executive compensation	3,434	2.7%
Tax credits
Federal research credits	(3,089)	(2.4)%
Other tax credits	(852)	(0.7)%
Changes in valuation allowances	37	—%
Changes in unrecognized tax benefits	54	—%
Other, net	1	—%
Income tax provision	$30,722	24.0%
_________
(1)    The jurisdictions which account for the majority of the tax effect in this category include California, Texas, Florida, New York, Pennsylvania, Illinois and Georgia.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of ASC Update No. 2023-09, income tax provision differed from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	Year Ended
	2025		2024
	(Dollars in Thousands)
Tax at federal statutory rate	$44,535	21.0%	$31,892	21.0%
Impact of foreign operations	(732)	(0.3)%	(3,631)	(2.4)%
State income taxes net of federal benefit	7,505	3.5%	7,037	4.6%
Change in uncertain tax positions	(1,227)	(0.6)%	(107)	(0.1)%
Global intangible low taxed income	(1,380)	(0.7)%	(555)	(0.4)%
Unremitted earnings	163	0.1%	171	0.1%
Deferred statutory rate changes	543	0.3%	(159)	(0.1)%
Non-deductible executive compensation	5,130	2.4%	3,256	2.1%
Non-deductible expenses	2,845	1.3%	2,355	1.6%
Stock compensation benefits	(4,469)	(2.1)%	(1,841)	(1.2)%
Research credits	(2,411)	(1.1)%	(1,378)	(0.9)%
Contingent consideration	(4,774)	(2.3)%	—	—%
Impact of foreign tax law changes	(2,707)	(1.3)%	(2,739)	(1.8)%
Valuation allowance	1,744	0.9%	(393)	(0.2)%
Other, net	(373)	(0.2)%	399	0.3%
Income tax provision	$44,392	20.9%	$34,307	22.6%
The Company recorded an income tax expense in fiscal 2026 of $30.7 million, representing an effective tax rate of 24.0%. The effective tax rate is unfavorably impacted by state taxes and non-deductible executive compensation, offset by the favorable impact of changes in jurisdictional mix of earnings and research credits generated.
The 15% global minimum tax under the Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two Global Anti-Base Erosion Rule is currently effective in certain jurisdictions in which the Company operates. The OECD continues to issue guidance on the Pillar Two framework and various countries continue to enact legislation with respect to their application of the framework. The Company has considered the Pillar Two rules in effect in the countries in which it operates and have reflected the effect of the rules in the foreign tax effects. The impact is not material in fiscal 2026.
Unrecognized Tax Benefits
Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. As of March 28, 2026, the Company had $1.6 million of unrecognized tax benefits, of which $0.7 million would impact the effective tax rate, if recognized. As of March 29, 2025, the Company had $2.8 million of unrecognized tax benefits, of which $1.8 million would impact the effective tax rate, if recognized. As of March 30, 2024, the Company had $3.7 million of unrecognized tax benefits, of which $3.1 million would impact the effective tax rate, if recognized.
The following table summarizes the activity related to its gross unrecognized tax benefits for the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024:

	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands)
Beginning Balance	$2,822	$3,743	$3,941
Additions for tax positions of fiscal 2026	140	315	234
Additions for tax positions of a prior fiscal year	9	1,242	—
Additions for tax positions related to acquired businesses	—	91	—
Reductions of tax positions	(111)	(64)	(198)
Settlements of tax positions	(1,242)	—	—
Expiration of statute of limitations	(24)	(2,505)	(234)
Ending Balance	$1,594	$2,822	$3,743

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s historical practice has been and continues to be to recognize interest and penalties related to federal, state and foreign income tax matters in income tax expense. Approximately $0.1 million of gross interest and penalties was accrued as of March 28, 2026 and March 29, 2025, respectively, and are not included in the amounts above. Additionally, an expense of $0.1 million, a benefit of $0.3 million, and an expense of $0.1 million of accrued interest and penalties were included in the income tax provision for each of the years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively.
The Company conducts business globally and, as a result, files federal, state and foreign income tax returns in multiple jurisdictions. In the normal course of business, it is subject to examination by taxing authorities throughout the world. With a few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before fiscal 2023 and foreign income tax examinations for years before fiscal 2021. To the extent that the Company has tax attribute carry-forwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.
The following is a summary of cash income taxes paid, net of refunds:

Year Ended
2026
(Dollars in Thousands)
Federal	$41,750
State	10,082
Foreign	8,833
Total	$60,665
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations.

	Year Ended
	2026	2025	2024
	(Dollars and Shares in Thousands, Except Per Share Data)
Net income	$97,308	$167,679	$117,558

Basic weighted average shares outstanding	47,179	50,330	50,706
Dilutive net effect of common stock equivalents	175	400	691
Diluted weighted average shares	47,354	50,730	51,397

Net income per share
Basic	$2.06	$3.33	$2.32
Diluted	$2.05	$3.31	$2.29

Anti-dilutive shares excluded from the calculation	936	768	606
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
2022 Share Repurchase Program
In August 2022, the Company announced that its Board of Directors had approved a three-year share repurchase program authorizing the repurchase of up to $300.0 million of Haemonetics common stock, based on market conditions, through August 2025. Under the 2022 share repurchase program, the Company was authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions.

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
In April 2025, the Company completed a $150.0 million repurchase of its common stock pursuant to an ASR entered into with Goldman Sachs & Co. (“Goldman Sachs”) in February 2025. The total number of shares repurchased under the ASR was 2,386,131 at an average price per share upon final settlement of $62.86. As of March 29, 2025, the Company had fully funded the $300.0 million authorization under the 2022 share repurchase program.
2025 Share Repurchase Program
In April 2025 the Company’s Board of Directors approved a new share repurchase authorization of up to $500 million of Haemonetics common stock, based on market conditions, through April 2028. Under the 2025 share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by the Company at its discretion and will depend on a number of factors, including market conditions, applicable legal requirements and compliance with the terms of loan covenants. The 2025 share repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program.
In September 2025, the Company completed a $75.0 million repurchase of its common stock pursuant to an ASR entered into with Citibank in August 2025. The total number of shares repurchased under the ASR was 1,430,579 at an average price per share upon final settlement of $52.43.
During the fourth quarter of fiscal 2026, the Company repurchased $25.0 million of its common stock pursuant to a previously executed Rule 10b5-1 trading plan. The total number of shares repurchased pursuant to the Rule 10b5-1 trading plan was 360,457 at an average price per share upon final settlement of $69.36.
In March 2026, the Company completed a $75.0 million repurchase of its common stock pursuant to an ASR entered into with Goldman Sachs in February 2026. The total number of shares repurchased under the ASR was 1,218,798 at an average price per share upon final settlement of $61.54. As of March 28, 2026, the total remaining authorization for repurchases of the Company’s common stock under the 2025 share repurchase program was $325.0 million.
8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Raw materials	$114,873	$128,574
Work-in-process	11,974	14,956
Finished goods	179,523	221,611
Total	$306,370	$365,141
In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The inventory related to the divestiture had a value of $26.4 million and has been removed from the consolidated balance sheets.
In fiscal 2024, the Company issued a voluntary recall of certain products within the Whole Blood portion of the Company’s Blood Center business unit sold to customers in the U.S. and certain foreign jurisdictions. The Company has recorded charges of $4.4 million related to inventory.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Land	$2,251	$1,985
Building and building improvements	109,793	105,079
Plant equipment and machinery	197,552	181,825
Office equipment and information technology	131,085	130,924
Haemonetics equipment	371,205	395,152
Construction in progress	29,943	22,229
Property, plant and equipment, at cost	841,829	837,194
Less: accumulated depreciation	(536,068)	(553,142)
Property, plant and equipment, net	$305,761	$284,052
Depreciation expense was $61.2 million, $60.0 million and $55.8 million in fiscal 2026, 2025 and 2024, respectively.
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
10. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by operating segment for fiscal 2026 and 2025 are as follows:

	Plasma	Blood Center	Hospital	Total
	(Dollars in Thousands)
Carrying amount as of March 30, 2024	$29,043	$33,484	$502,555	$565,082
Divestitures	—	(6,381)	—	(6,381)
Acquisitions	—	—	69,542	69,542
Purchase accounting adjustments	—	—	(19,248)	(19,248)
Currency translation	—	(136)	(4,590)	(4,726)
Carrying amount as of March 29, 2025	29,043	26,967	548,259	604,269
Acquisitions	—	—	50,478	50,478
Currency translation	—	(79)	1,700	1,621
Carrying amount as of March 28, 2026	$29,043	$26,888	$600,437	$656,368
The decrease in goodwill of $19.2 million for purchase accounting adjustments in fiscal 2025 was primarily related to the Company obtaining additional facts and information to finalize the pre-acquisition tax returns and associated analyses for OpSens. This resulted in the Company revising its estimate of the net deferred tax liability recorded as of the acquisition date. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the acquisitions of OpSens, Attune Medical and Vivasure.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2026, 2025 and 2024, the results of the annual goodwill impairment test performed indicated that the estimated fair value of all of its reporting units exceeded their respective carrying values, however, in fiscal 2026 the fair value of the Interventional Technologies reporting unit, which is within the Hospital reportable segment, fair value was $867.8 million, which only exceeded its carrying value of $821.6 million by 6%. The fair value of the Interventional Technologies reporting unit was primarily determined using a discounted cash flow approach utilizing a discount rate of 10.5%, which reflects a market-participant weighted average cost of capital based on the risk profile, size, and capital structure of the reporting unit.
The estimation of fair value requires significant judgment and is based primarily on a discounted cash flow approach, supplemented by market-based methods where appropriate. Key assumptions include projected revenue growth rates, operating margins, terminal growth rates, and the discount rate. These inputs are based on management’s expectations of future performance and market conditions and are inherently uncertain.
The Interventional Technologies reporting unit remains sensitive to changes in key assumptions. A decline in projected revenue growth rates, or an increase in the discount rate, could result in the carrying value exceeding fair value.
The Company monitors for goodwill impairment indicators throughout the year, including changes in macroeconomic conditions, industry trends, and business performance. No interim goodwill impairment indicators were identified during fiscal 2026 that required an additional recoverability test.
Although no goodwill impairment was recorded during fiscal 2026, the Interventional Technologies reporting unit remains at risk of future impairment if actual results differ from current estimates or if market conditions deteriorate.
The gross carrying amount of intangible assets and the related accumulated amortization as of March 28, 2026 and March 29, 2025 is as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
March 28, 2026	(Dollars in Thousands)
Amortizable:
Developed technology	$556,631	$193,114	$363,517	11.6
Customer contracts and related relationships	130,862	76,489	54,373	11.3
Capitalized software	95,880	82,284	13,596	2.9
Patents and other	7,422	4,613	2,809	5.5
Trade names	14,720	7,263	7,457	10.4
Total	$805,515	$363,763	$441,752

Non-amortizable:
In-process software development	5,903
Total	$5,903

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
March 29, 2025	(Dollars in Thousands)
Amortizable:
Developed technology	$506,144	$156,123	$350,021	12.1
Customer contracts and related relationships	135,561	70,842	64,719	12.6
Capitalized software	85,528	76,185	9,343	6.9
Patents and other	19,678	6,796	12,882	8.5
Trade names	15,955	6,367	9,588	12.3
Total	$762,866	$316,313	$446,553

Non-amortizable:
In-process software development	9,190
Total	$9,190

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of fiscal 2024, the Company recorded an intangible asset impairment charge of $10.4 million related to the intangibles acquired as part of the enicor GmbH acquisition completed in fiscal 2021 within the Hospital business unit.
During fiscal 2026, the Company recorded total intangible asset impairment charges of $86.5 million. This included a $9.3 million intangible impairment charge in the first half of fiscal 2026 related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables within the Hospital business unit, as acquired from HemoAssay Science and Technology (Suzhou) Co. Ltd., a China-incorporated company, and its affiliates (collectively, “HemoAssay”) in fiscal 2021. The intangible impairment charge was the result of lower revenue projections of the HemoAssay devices and disposables. The fair value as of March 28, 2026 was $0.8 million with a remaining useful life of approximately five years. Additionally, in the fourth quarter of fiscal 2026, the Company recorded an intangible asset impairment charge of $77.2 million related to long-lived intangible assets associated with the acquisition of Attune Medical, which occurred in fiscal 2025 within the Interventional Technologies reporting unit, which is within the Hospital reportable segment. The intangible impairment charge was the result of lower revenue projections, changes in market conditions and declines in operating performance. The fair value as of March 28, 2026 was $11.3 million.
Significant unobservable inputs used in the Level 3 fair value measurement of the HemoAssay intangible assets included projected revenues, costs and the remaining useful lives of the assets. The Level 3 inputs for the Attune Medical included projected revenues, operating margins, and a discount rate reflecting the estimated weighted average cost of capital of a market participant. The revenue and margin assumptions were based on internal forecasts, which incorporate assumptions about future market conditions, product adoption rates, pricing, and competitive dynamics. The discount rate utilized in the valuation of the Attune Medical asset group was 19.8%, which reflects the higher risk profile, earlier stage of commercialization, and greater uncertainty in projected cash flows relative to the broader Interventional Technologies reporting unit. The discount rate was developed using market-based inputs, including a risk-free rate, equity risk premium, and company-specific risk adjustments.
The Company continues to monitor the HemoAssay and Attune Medical asset group for intangible impairment indicators, including macroeconomic conditions, industry trends, and changes in business performance. While the intangible impairment charge recognized reflects management’s best estimate of fair value as of the testing date, it is reasonably possible that changes in assumptions or future business conditions could result in additional impairment charges in future periods.
In the fourth quarter of fiscal 2026, the Company acquired Vivasure and recorded $117.1 million of developed technology based on the purchase accounting valuation. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the Vivasure acquisition.
In the fourth quarter of fiscal 2025, the Company completed the divestiture of its Whole Blood product line within its Blood Center business unit and all related assets and liabilities were sold. The related intangible assets are fully amortized and have a net book value of zero. The gross intangible assets value was $185.6 million. Refer to Note 3, Acquisitions, Divestitures and Strategic Investments, for additional information regarding the divestiture.
Intangible assets include the value assigned to license rights and developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 15 years.
Aggregate amortization expense for amortized intangible assets for fiscal 2026, 2025 and 2024 was $50.5 million, $55.6 million and $41.4 million, respectively.
Amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Fiscal 2027	$46,864
Fiscal 2028	$44,781
Fiscal 2029	$43,105
Fiscal 2030	$41,836
Fiscal 2031	$40,359

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company capitalized $6.7 million and $7.7 million in software development costs for ongoing initiatives during fiscal 2026 and 2025, respectively. As of March 28, 2026 and March 29, 2025, the Company had a total of $101.8 million and $94.7 million, respectively, of software costs capitalized, of which $5.9 million and $9.2 million, respectively, are related to in process software development initiatives and the remaining balance represents in-service assets that are being amortized over their useful lives. Amortization expense for capitalized software was $6.1 million, $6.7 million and $8.6 million for fiscal 2026, 2025 and 2024, respectively.
11. LEASES
Lessee Activity
The Company has operating leases for office space, land, warehouse and manufacturing space, R&D laboratories, vehicles and certain equipment. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheets and expense for these leases is recognized on a straight-line basis over the lease term. The Company accounts for the lease components and the non-lease components as a single lease component. The Company’s leases have remaining lease terms of 1 year to approximately 30 years, some of which may include options to extend the leases for up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised. The Company does not have any leases that include residual value guarantees.
The Company determines whether an arrangement is, or contains, a lease based on the unique facts and circumstances present at the inception of an arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
The following table presents supplemental consolidated balance sheets information related to the Company’s operating leases:

	Classification	March 28, 2026	March 29, 2025
		(Dollars in Thousands)
Assets
Operating lease right-of-use assets	Other long-term assets	$39,619	$47,492
Liabilities
Operating lease liabilities	Other current liabilities	$9,243	$8,107
Operating lease liabilities	Other long-term liabilities	$40,898	$50,454
The following table presents the weighted average remaining lease term and discount rate information related to the Company’s operating leases:

	March 28, 2026	March 29, 2025
Weighted average remaining lease term (years)	6.7	7.5
Weighted average discount rate	4.6%	5.0%
The Company’s operating lease costs were $10.4 million, $12.1 million and $10.6 million during fiscal 2026, 2025 and 2024, respectively.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information related to the Company’s operating leases:

	March 28, 2026	March 29, 2025	March 30, 2024
	(Dollars in Thousands)
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows used for operating leases	$11,803	$11,201	$10,636
Right-of-use assets obtained in exchange for new operating lease liabilities	$997	$399	$2,450
The following table presents the maturities of the Company’s operating lease liabilities as of March 28, 2026:

Operating Leases
(Dollars in Thousands)
Fiscal 2027	$11,631
Fiscal 2028	9,567
Fiscal 2029	7,621
Fiscal 2030	7,261
Fiscal 2031	7,029
Thereafter	16,895
Total future minimum operating lease payments	60,004
Less: imputed interest	(9,863)
Present value of operating lease liabilities	$50,141
Lessor Activity
Assets on the Company’s consolidated balance sheets classified as Haemonetics equipment primarily consists of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of the Company’s disposable products. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represents approximately three percent of the Company’s total net sales.
12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Convertible notes	$688,775	$983,951
Term loan, net of financing fees	235,131	240,028
Revolving credit facility	300,000	—
Other borrowings	674	809
Total Debt	1,224,580	1,224,788
Less: current portion	(5,015)	(303,558)
Long-term debt	$1,219,565	$921,230
Convertible Senior Notes
2026 Notes
On March 5, 2021, the Company issued $500.0 million aggregate principal amount of 0.0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are governed by the terms of an Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of fiscal 2025, the Company repurchased $200.0 million of the aggregate principal amount for $185.5 million, resulting in a gain of $14.5 million related to the discount on repurchase. As the repurchase of the 2026 Notes met the criteria for extinguishment accounting, $1.9 million of unamortized debt issuance costs were allocated to the repurchase, resulting in a net gain of $12.6 million, which was recorded in interest and other expense, net on the consolidated statements of income.
On or after September 1, 2025, until the close of business on the scheduled trading day immediately preceding the maturity date, holders had the right to convert all or a portion of their 2026 Notes. No holders exercised conversion rights with respect to the 2026 Notes prior to maturity.
Interest expense related to the 2026 Notes was $1.5 million for fiscal 2026, which is entirely attributable to the amortization of the debt issuance costs.
On March 2, 2026, the Company repaid in full at maturity its 2026 Notes for an aggregate amount of $300.0 million in cash, representing the outstanding principal amount of the 2026 Notes. The repayment was funded with cash on hand and borrowings under the Company’s revolving credit facility. The capped call transactions entered into in connection with the issuance of the 2026 Notes expired in accordance with their terms upon the maturity of the 2026 Notes.
2029 Notes
On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of an Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s 2026 Notes, to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2026, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of March 28, 2026 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As of March 28, 2026, the $700.0 million principal balance was netted down by $11.2 million of remaining debt issuance costs, resulting in a net convertible note payable of $688.8 million. Interest expense related to the 2029 Notes was $20.8 million for the fiscal year ended March 28, 2026, which includes nominal interest expense and the amortization of the debt issuance costs.
Capped Calls
In connection with the issuance of the 2026 Notes and the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The 2026 Notes Capped Calls each had an initial strike price of approximately $175.34 per share, and the 2029 Notes Capped Calls each have an initial strike price of approximately $117.12 per share, both are subject to certain adjustments, which correspond to the initial conversion price of the convertible notes. The 2026 Notes Capped Calls had initial cap prices of $250.48 per share, and the 2029 Notes Capped Calls have initial cap prices of $180.18 per share, both subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes, with such offset subject to a cap based on the cap price. No holders exercised conversion rights with respect to the 2026 Notes prior to maturity, and, in accordance with their terms upon maturity of the 2026 Notes, the Capped Calls related to the 2026 Notes have expired. The 2029 Notes Capped Calls cover approximately 5.98 million shares of the Company’s common stock, and is subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the 2029 Notes Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2025 and will not be remeasured.
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
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. For fiscal 2026, the Company recognized $17.6 million of interest expense and amortization of debt issuance costs related to its credit facilities.
As of March 28, 2026, $239.1 million was outstanding under the term loan with an effective interest rate of 5.6%, which was netted down by the $3.9 million of remaining debt discount, resulting in a net note payable of $235.1 million. In connection with the settlement of the 2026 Notes, the Company borrowed $300.0 million under the revolving credit facility, which was outstanding as of March 28, 2026. The Company also had $17.7 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of March 28, 2026.
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
Any failure to comply with the financial and operating covenants of the 2024 Revised Credit Facilities would prevent the Company from being able to borrow additional funds and would constitute a default, which could result in, among other things, the amounts outstanding including all accrued interest and unpaid fees, becoming immediately due and payable. In addition, the 2024 Revised Credit Facilities include customary events of default, in certain cases subject to customary cure periods. The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of March 28, 2026.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest
Interest expense was $19.3 million, $35.9 million and $19.5 million for fiscal 2026, 2025 and 2024, respectively. Accrued interest associated with the outstanding debt is included as a component of other current liabilities in the accompanying consolidated balance sheets. As of both March 28, 2026 and March 29, 2025, the Company had an insignificant amount of accrued interest associated with the outstanding debt.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Fiscal 2027	$7,874
Fiscal 2028	12,564
Fiscal 2029	18,818
Fiscal 2030	1,200,073
Fiscal 2031	77
Thereafter	401
Total debt maturities	$1,239,807
13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. For the fiscal years ended March 28, 2026, March 29, 2025 and March 30, 2024 the percent of the Company’s sales generated outside the U.S. in local currencies were 26.4%, 25.7% and 25.9%, respectively. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.
Accordingly, earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. The Company has a program in place that is designed to mitigate the exposure to changes in foreign currency exchange rates. That program includes the use of derivative financial instruments to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates. The Company utilizes foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily Japanese Yen, Mexican Peso and Euro, and to a lesser extent Canadian Dollar, Swiss Franc and Chinese Yuan. This does not eliminate the impact of the volatility of foreign exchange rates. However, because the Company generally enters into forward contracts one year out, rates are fixed for a one-year period, thereby facilitating financial planning and resource allocation.
Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of March 28, 2026 and March 29, 2025 were cash flow hedges under ASC Topic 815, Derivatives and Hedging. The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $30.1 million as of March 28, 2026 and $23.6 million as of March 29, 2025. As of March 28, 2026, a gain of $2.5 million, net of tax, will be reclassified to earnings within the next twelve months. Substantially all currency cash flow hedges outstanding as of March 28, 2026 mature within twelve months.
Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC Topic 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC Topic 815 outstanding in the contract amount of $75.3 million as of March 28, 2026 and $89.6 million as of March 29, 2025.

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
The Company held the following interest rate swaps as of March 28, 2026:

Hedged Item	Original Notional Amount	Notional Amount as of March 28, 2026	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Fair Value Assets
	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$100,321	9/27/2024	9/30/2024	4/30/2029	3.3%	$859
1-month USD Term SOFR	109,900	98,966	9/27/2024	9/30/2024	4/30/2029	3.3%	912
Total	$219,800	$199,287					$1,771
For fiscal 2026, the Company recorded a loss of $0.4 million, net of tax, in AOCL within the consolidated balance sheets to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges.
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
The following is a roll forward of the allowance for credit losses:

Allowance for Credit Losses (Recoveries)
(Dollars in Thousands)
Balance as of April 1, 2023	$4,932
Credit loss	840
Recoveries	(77)
Balance as of March 30, 2024	$5,695
Credit loss	725
Recoveries	(120)
Balance as of March 29, 2025	$6,300
Credit loss	615
Write-offs	(3,129)
Recoveries	(93)
Balance as of March 28, 2026	$3,693

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
Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC Topic 815 in its consolidated statements of income and consolidated statements of comprehensive income for the fiscal year ended March 28, 2026.

Derivative Instruments	Amount of Gain (Loss) Recognized in AOCL	Amount of Gain (Loss) Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings
	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$2,540	$1,145	Net revenues, COGS and SG&A	$2,637	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(5,111)	Interest and other expense, net
Designated interest rate swaps, net of tax	$(443)	$(5)	Interest and other expense, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of March 28, 2026 or March 29, 2025. As of March 28, 2026, no material deferred taxes were recognized for designated foreign currency hedges.
ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the consolidated balance sheets. The Company determines the fair value of its derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 28, 2026, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of the Company’s derivative instruments as they appear in its consolidated balance sheets as of March 28, 2026 and March 29, 2025:

	Classification	March 28, 2026	March 29, 2025
		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$1,245	$193
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	330	85
Designated interest rate swaps	Prepaid expenses and other current assets	823	1,305
Designated interest rate swaps	Other long-term assets	947	1,020
Total		$3,345	$2,603

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$50	$471
Non-designated foreign currency hedge contracts	Other current liabilities	63	25
Total		$113	$496
Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 28, 2026 and March 29, 2025.

	As of March 28, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets
Money market funds	$90,716	$—	$—	$90,716
Designated foreign currency hedge contracts	—	1,245	—	1,245
Non-designated foreign currency hedge contracts	—	330	—	330
Designated interest rate swaps	—	1,770	—	1,770
Total	$90,716	$3,345	$—	$94,061

Liabilities
Designated foreign currency hedge contracts	$—	$50	$—	$50
Non-designated foreign currency hedge contracts	—	63	—	63
Contingent consideration	—	—	21,063	21,063
Total	$—	$113	$21,063	$21,176

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 29, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Assets
Money market funds	$158,916	$—	$—	$158,916
Designated foreign currency hedge contracts	—	193	—	193
Non-designated foreign currency hedge contracts	—	85	—	85
Designated interest rate swaps	—	2,325	—	2,325
Total	$158,916	$2,603	$—	$161,519

Liabilities
Designated foreign currency hedge contracts	$—	$471	$—	$471
Non-designated foreign currency hedge contracts	—	25	—	25
Contingent consideration	—	—	2,278	2,278
Total	$—	$496	$2,278	$2,774
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
The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value as of
	March 28, 2026	Valuation Technique	Unobservable Input	Range
	(Dollars in Thousands)
Revenue-based payments	$3,076	Monte Carlo Simulation Model	Discount rate	3.4%
			Projected fiscal year of payments	2028 - 2030
Event-based payments	$390	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2027 - 2028
	$17,597		Discount Rate	3.0%
			Projected fiscal year of payment	2027

	Fair Value as of
	March 29, 2025	Valuation Technique	Unobservable Input	Range
	(Dollars in Thousands)
Revenue-based payments	$1,214	Monte Carlo Simulation Model	Discount rate	6.3%
			Projected fiscal year of payments	2026 - 2028
Event-based payment	$1,064	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2026 - 2028

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of contingent consideration associated with acquisitions was $21.1 million and $2.3 million as of March 28, 2026 and March 29, 2025, respectively. There was $17.6 million included in other current liabilities as of March 28, 2026 and $3.4 million and $2.3 million included in other long-term liabilities as of March 28, 2026 and March 29, 2025, respectively.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance as of March 30, 2024	$—
Acquisition date fair value of contingent consideration	25,000
Purchase accounting adjustments	300
Change in fair value	(23,022)
Balance as of March 29, 2025	$2,278
Acquisition date fair value of contingent consideration	20,673
Payment of contingent consideration	(9)
Change in fair value	(1,879)
Balance as of March 28, 2026	$21,063
Other Fair Value Disclosures
The fair value of the 2029 Notes was $662.4 million and $668.4 million as of March 28, 2026 and March 29, 2025, respectively, which was determined using the market price on the last trading day of the reporting period and is considered level 2 in the fair value hierarchy.
The senior unsecured term loan (which is carried at amortized cost), the revolving credit facility, accounts receivable and accounts payable approximate fair value.
14. RETIREMENT PLANS
Defined Contribution Plans
The Company has a Savings Plus Plan (the “401k Plan”) that allows its U.S. employees to accumulate savings on a pre-tax basis. In addition, matching contributions are made to the 401k Plan based upon pre-established rates. The Company’s matching contributions amounted to approximately $8.9 million, $8.2 million and $8.1 million in fiscal 2026, 2025 and 2024, respectively. Upon the Company’s Board of Directors’ approval, additional discretionary contributions can also be made. No discretionary contributions were made for the 401k Plan in fiscal 2026, 2025, or 2024.
Some of the Company’s subsidiaries also have defined contribution plans, to which both the employee and the employer make contributions. The employer contributions to these plans totaled $1.1 million, $1.0 million and $0.7 million in fiscal 2026, 2025 and 2024, respectively.
Defined Benefit Plans
ASC Topic 715, Compensation — Retirement Benefits, requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit post-retirement plan in the year in which the changes occur. Accordingly, the Company is required to report changes in its funded status in comprehensive loss on its consolidated statement of stockholders’ equity and consolidated statements of comprehensive income.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the Company’s foreign subsidiaries have defined benefit pension plans covering substantially all full-time employees at those subsidiaries. Net periodic benefit costs for the plans in the aggregate include the following components:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Service cost	$1,804	$1,630	$1,316
Interest cost on benefit obligation	649	630	684
Expected return on plan assets	(273)	(314)	(264)
Actuarial loss (gain)	(19)	17	(180)
Amortization of unrecognized prior service cost	(236)	(219)	(215)
Plan settlements	15	(104)	—
Total	$1,940	$1,640	$1,341
The activity under those defined benefit plans are as follows:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Change in Benefit Obligation:
Benefit Obligation, beginning of year	$(30,956)	$(32,323)
Service cost	(1,804)	(1,630)
Interest cost	(649)	(630)
Benefits paid	1,470	851
Actuarial loss	(345)	(336)
Employee and plan participants contribution	(2,114)	(3,568)
Plan settlements	2,971	6,419
Foreign currency changes	(3,064)	261
Benefit obligation, end of year	$(34,491)	$(30,956)
Change in Plan Assets:
Fair value of plan assets, beginning of year	$20,838	$21,851
Company contributions	1,497	1,627
Benefits paid	(568)	(663)
Gain on plan assets	444	482
Employee and plan participants contribution	2,124	3,600
Plan settlements	(2,984)	(6,451)
Foreign currency changes	1,959	392
Fair value of plan assets, end of year	$23,310	$20,838
Funded Status(1)	$(11,181)	$(10,118)
Unrecognized net actuarial gain	(982)	(1,056)
Unrecognized prior service cost	(545)	(705)
Net amount recognized	$(12,708)	$(11,879)
__________
(1)    Substantially all of the unfunded status is non-current.
One of the benefit plans is funded by benefit payments made by the Company through the purchase of reinsurance contracts that do not qualify as plan assets under ASC Topic 715. Accordingly, that plan has no assets included in the information presented above. The total asset value associated with the reinsurance contracts was $7.3 million and $7.0 million as of March 28, 2026 and March 29, 2025, respectively. The total liability for this plan, which is included in the table above, was $7.1 million and $7.4 million as of March 28, 2026 and March 29, 2025, respectively.
The accumulated benefit obligation for all plans was $32.0 million and $29.1 million for fiscal 2026 and 2025, respectively. There were no plans where the plan assets were greater than the accumulated benefit obligation as of March 28, 2026 and March 29, 2025.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the change recorded in the Company’s accumulated other comprehensive loss related to its defined benefit plans, net of tax, are as follows:

Accumulated Other Comprehensive Loss
(Dollars in Thousands)
Balance as of April 1, 2023	$4,075
Actuarial loss	(2,157)
Prior service credit	(170)
Balance as of March 30, 2024	$1,748
Actuarial loss	(268)
Prior service credit	(242)
Plan settlements	(89)
Balance as of March 29, 2025	$1,149
Actuarial loss	(169)
Prior service credit	(218)
Plan settlements	(16)
Balance as of March 28, 2026	$746
The Company expects to amortize $0.3 million from AOCL to net periodic benefit cost during fiscal 2027.
The weighted average rates used to determine the net periodic benefit costs and projected benefit obligations were as follows:

	Year Ended
	2026	2025	2024
Discount rate	1.78%	1.87%	2.05%
Rate of increased salary levels	2.72%	2.71%	1.86%
Expected long-term rate of return on assets	0.96%	0.88%	0.94%
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
ASC Topic 820, Fair Value Measurements and Disclosures, provides guidance for reporting and measuring the plan assets of the Company’s defined benefit pension plan at fair value as of March 28, 2026. Using the same three-level valuation hierarchy for disclosure of fair value measurements as described in Note 13, Financial Instruments and Fair Value Measurements, all of the assets of the Company’s plan are classified within Level 2 of the fair value hierarchy because the plan assets are primarily insurance contracts.
Expected benefit payments for both plans are estimated using the same assumptions used in determining the Company’s benefit obligation as of March 28, 2026. Benefit payments will depend on future employment and compensation levels, average years employed and average life spans, among other factors, and changes in any of these factors could significantly affect these estimated future benefit payments.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments are as follows:

Estimated Future Benefit Payments
(Dollars in Thousands)
Fiscal 2027	$1,701
Fiscal 2028	$1,681
Fiscal 2029	$1,916
Fiscal 2030	$2,320
Fiscal 2031	$1,861
Fiscal 2032-2036	$11,783
The Company’s contributions for fiscal 2027 are expected to be consistent with fiscal 2026.
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
Plasma Biometric Information Privacy Act
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
Sensor-Guided Technologies Patent Litigation
During the fourth quarter of fiscal 2024, a complaint was filed in the U.S. District Court for the District of Delaware by Knoninklijke Philips N.V. and IP2IPO Innovations, Ltd. (together, the “Plaintiffs”) against OpSens, OpSens Medical, Inc., a wholly-owned subsidiary of Haemonetics, and Haemonetics (1:24-cv-00206-CFC). The complaint alleged, inter alia, that OpSens’ interventional cardiology systems, including its OptoWire and OptoMonitor® technology, infringed a single patent held by the Plaintiffs and sought both injunctive relief and damages. The Company recorded loss contingencies related to this matter in the first and fourth quarters of fiscal 2025 and in the first quarter of fiscal 2026, which did not have a material impact on its consolidated financial statements. In the second quarter of fiscal 2026, the parties entered into a final confidential settlement agreement to resolve the matter, which the court approved, and the Company recorded an immaterial additional loss contingency relating to final settlement of the matter.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plasma Patent Litigation
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. On June 26, 2025, Terumo filed a motion to dismiss. On July 17, 2025 and August 12, 2025, the Company filed amended complaints adding recently issued patents. On September 2, 2025, Terumo filed a partial motion to dismiss with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101. Terumo has also filed inter partes and post-grant review petitions with the U.S. Patent and Trademark Office (PTO) seeking to invalidate the asserted patents. In October 2025, Terumo filed a motion to stay the district court proceedings pending resolution of the PTO petitions. The Company filed responses opposing Terumo’s motions in November 2025. Two of the nine PTO petitions have been instituted for further review, and seven of the PTO petitions were denied by the PTO.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. In October 2025, the Company filed an amended complaint to add Fenwal Inc. and Fresenius Kabi AG as parties to the matter. In December 2025, Fenwal filed its answer and counterclaims, alleging non-infringement and invalidity of the Company’s asserted patents and alleging infringement by the Company of certain of Fenwal’s U.S. patents.
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
Under the 2019 Equity Plan, as amended and restated, any shares that are subject to the award of stock options or SARs will be counted against the authorized share reserve as one share for every one share issued and any shares that are subject to awards other than stock options, SARs or cash awards will be counted against the authorized share reserve as 2.76 shares for every one share granted. Shares of common stock subject to outstanding grants under the 2005 Equity Plan as of the Effective Date that terminate, expire, or are otherwise canceled without having been exercised will be added to the share reserve at the applicable 2019 Equity Plan ratios. The total shares available for future grant under the 2019 Equity Plan, as amended and restated and giving effect to the applicable adjustment provisions, were 3,108,477 as of March 28, 2026.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
Compensation cost related to share-based transactions is recognized in the consolidated financial statements based on fair value. The total amount of share-based compensation expense, which is recorded on a straight-line basis, is as follows:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Selling, general and administrative expenses	$29,511	$25,971	$23,662
Research and development	2,945	1,847	3,106
Cost of goods sold	1,371	1,818	1,564
Total share-based compensation	$33,827	$29,636	$28,332
Stock Options
Options are granted to purchase common stock at prices as determined by the Committee, but in no event shall such exercise price be less than the fair market value of the common stock at the time of the grant. Options generally vest in equal installments over a four-year period for employees and one year from grant for non-employee directors. Options expire not more than seven years from the date of the grant. The grant-date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.
A summary of stock option activity for the fiscal year ended March 28, 2026 is as follows:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
	(Dollars in Thousands, Except Share and Per Share Data)
Outstanding as of March 29, 2025	993,587	$81.75	3.5	$2,249
Granted	227,425	70.05
Exercised	(36,267)	57.90
Forfeited/Canceled	(166,850)	89.42
Outstanding as of March 28, 2026	1,017,895	$78.74	3.5	$45
Exercisable as of March 28, 2026	599,839	$79.67	2.2	$33
Vested or expected to vest as of March 28, 2026	945,805	$78.87	3.0	$45
The total intrinsic value of options exercised was $0.6 million, $6.4 million and $12.4 million during fiscal 2026, 2025 and 2024, respectively.
As of March 28, 2026, there was $10.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.5 years.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions utilized for option grants during the periods presented are as follows:

	Year Ended
	2026	2025	2024
Volatility	44.2%	43.9%	45.3%
Expected life (years)	5.4	5.2	5.1
Risk-free interest rate	4.1%	4.4%	3.5%
Dividend yield	0.0%	0.0%	0.0%
Grant-date fair value per option	$32.35	$43.56	$39.46
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
A summary of RSU activity for the fiscal year ended March 28, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	303,003	$81.27
Granted	225,738	$70.52
Vested	(157,290)	$78.36
Forfeited	(41,633)	$78.15
Unvested as of March 28, 2026	329,818	$75.69
The weighted-average grant-date fair value of RSUs granted and total fair value of RSUs vested are as follows:

	Year Ended
	2026	2025	2024
Grant-date fair value per RSU	$70.52	$95.09	$89.21
Fair value of RSUs vested	$78.36	$75.04	$67.14
As of March 28, 2026, there was $13.8 million of total unrecognized compensation cost related to non-vested restricted stock units. This cost is expected to be recognized over a weighted average period of 1.7 years.
Performance Share Units
The grant date fair value of Performance Share Units (“PSUs”), adjusted for estimated forfeitures, is recognized as expense on a straight-line basis from the grant date through the end of the performance period. The value of these PSUs is generally based on (i) rTSR, which equals the total shareholder return for the Company as compared with the total shareholder return of a PSU comparison group and; (ii) the AAGR of the Company, both of which are measured over a three-year performance period. For outstanding rTSR-based PSUs, the comparison group for awards granted prior to fiscal 2026 consists of the components of the Standard and Poor’s (“S&P”) MidCap 400 Index and for awards granted in fiscal 2026 consists of the components of the S&P Health Care Equipment Select Industry Index. For outstanding AAGR-based PSUs, the Company recognizes expense based on the number of awards expected to vest, which requires management to assess the probability of achieving the performance conditions. This assessment is based on internal revenue forecasts, historical performance, and current market conditions, and is reassessed at each reporting date. Depending on the Company’s performance under the above-mentioned PSU awards during the performance period, a recipient of the award is entitled to receive a number of ordinary shares equal to a percentage, ranging from 0% to 200% of the award granted. If the Company’s total shareholder return for the performance period is negative, then any share payout for rTSR-based PSU awards will be capped at 100% of the target award, regardless of the Company’s performance relative to the comparison group. As a result, the Company may issue up to 715,262 shares related to outstanding performance-based awards.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of PSU activity for the fiscal year ended March 28, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of March 29, 2025	335,843	$112.10
Granted(1)	220,349	$87.66
Vested(2)	(162,066)	$84.96
Forfeited	(36,495)	$114.24
Unvested as of March 28, 2026	357,631	$108.86
__________
(1)    Includes 35,443 shares issued for awards vested during fiscal 2026 based on achievement of performance metrics.
(2)    Includes the vesting of 162,066 shares that were earned for TSR-based PSU awards granted in fiscal 2023 for performance periods ending during fiscal 2026, representing 128% of the target award.
The Company uses the Monte Carlo model to estimate the probability of satisfying the performance criteria and the resulting fair value of PSU awards with market conditions. The assumptions used in the Monte Carlo model for PSUs granted during each fiscal year were as follows:

	Year Ended
	2026	2025	2024
Expected stock price volatility	31.81%	35.35%	48.20%
Peer group stock price volatility	46.62%	35.95%	40.29%
Correlation of returns	27.81%	58.08%	59.93%
The weighted-average grant-date fair value of PSUs granted is as follows:

	Year Ended
	2026	2025	2024
Grant-date fair value per PSU	$87.66	$128.25	$128.83
Fair value of PSUs vested	$84.96	$72.35	$—
As of March 28, 2026, there was $18.7 million of total unrecognized compensation cost related to non-vested performance share units. This cost is expected to be recognized over a weighted average period of 1.8 years.
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

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of shares purchased under the Employee Stock Purchase Plan are estimated using the Black-Scholes single option-pricing model with the following weighted average assumptions:

	Year Ended
	2026	2025	2024
Volatility	47.6%	29.3%	28.6%
Expected life (months)	6	6	6
Risk-free interest rate	4.1%	4.9%	5.4%
Dividend Yield	0.0%	0.0%	0.0%
The weighted average grant date fair value of the six-month option inherent in the Purchase Plan was approximately $15.98, $19.13 and $20.27 during fiscal 2026, 2025 and 2024, respectively.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a roll-forward of the components of AOCL, net of tax, for the years ended March 28, 2026 and March 29, 2025:

	Foreign currency	Defined benefit plans	Net Unrealized Gain (Loss) on Derivatives	Total
	(Dollars in Thousands)
Balance, March 30, 2024	$(38,274)	$1,748	$894	$(35,632)
Other comprehensive loss before reclassifications	(17,974)	(599)	(935)	(19,508)
Amounts reclassified from AOCL(1)	—	—	56	56
Balance, March 29, 2025	$(56,248)	$1,149	$15	$(55,084)
Other comprehensive income before reclassifications	16,916	(403)	2,097	18,610
Amounts reclassified from AOCL(1)	—	—	(1,140)	(1,140)
Balance, March 28, 2026	$(39,332)	$746	$972	$(37,614)
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
The Company’s reportable and operating segments are as follows:
•Plasma
•Blood Center
•Hospital

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The CODM measures and evaluates the operating segments based on operating income for purposes of assessing business performance and allocating resources. Certain corporate expenses and amounts considered to be non-recurring or non-operational are excluded from segment operating income. These items include acquisition, integration and divestiture related costs, amortization of acquired assets, restructuring costs, restructuring related costs, a provision for pre-acquisition inventory and inventory purchase commitments transferred from the Attune Medical acquisition that was deemed not recoverable, digital transformation costs related to the upgrade of the Company’s enterprise resource planning system, impairments and write downs, costs related to compliance with the European Union Medical Device Regulation (“EU MDR”) and In Vitro Diagnostic Regulation (“EU IVDR”), unusual or infrequent and material litigation-related charges and gains, losses on dispositions and sale of assets, remeasurement of the contingent consideration and unusual or infrequent gains such as on repurchases of convertible notes or divestitures. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow. During the fourth quarter of fiscal 2025, the CODM began reviewing financial information including allocations of certain corporate costs including global functional support and overhead costs determined to benefit the segments. The prior period segment disclosures have been recast to reflect the new presentation.
The Company does not track its assets by segment, and as a result it is not practical to show assets or depreciation by segment. Consequently, the Company’s CODM does not review assets by segment when assessing business performance and allocating resources.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by reportable segment is presented below:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Net revenues:
Plasma	$524,456	$535,431	$569,535
Blood Center	221,267	261,124	283,231
Hospital	588,304	564,269	456,289
Total net revenues	$1,334,027	$1,360,824	$1,309,055

Significant segment expenses and operating performance:
Plasma
Cost of goods sold	$214,135	$237,050	$264,042
Selling, general and administrative	105,323	98,418	109,729
Research and development	20,203	15,453	13,797
Plasma operating income	$184,795	$184,510	$181,967
Blood Center
Cost of goods sold	$112,666	$142,512	$165,564
Selling, general and administrative	54,133	60,023	67,339
Research and development	4,492	5,770	7,956
Blood Center operating income	$49,976	$52,819	$42,372
Hospital
Cost of goods sold	$203,227	$199,499	$167,172
Selling, general and administrative	247,251	241,760	209,680
Research and development	34,091	34,035	27,239
Hospital operating income	$103,735	$88,975	$52,198
Corporate and unallocated expenses
Amortization of acquired assets	$(49,812)	$(63,217)	$(35,378)
Acquisition, integration and divestiture related costs	(14,155)	(22,904)	(11,249)
Restructuring and restructuring related costs	(3,218)	(21,158)	(23,588)
Digital transformation costs	(21,526)	(20,273)	(15,667)
Remeasurement of contingent consideration	1,879	23,022	—
Impairment of intangible assets	(86,546)	(2,391)	(10,419)
Other(1)	(8,394)	2,434	(15,353)
Operating income	156,734	221,817	164,883
Interest and other expense, net	(28,704)	(9,746)	(13,018)
Income before provision for income taxes	$128,030	$212,071	$151,865
__________
(1)    Comprised of write downs of certain assets, EU MDR and EU IVDR costs, Litigation-related charges, gain on repurchase of convertible notes, gain on sale of property, plant and equipment, PCS2® related charges, gain on divestiture, and a provision for pre-acquisition inventory and inventory purchase commitments transferred from the Attune Medical acquisition that was deemed not recoverable.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by business unit are as follows:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Plasma
Plasma net revenues	$524,456	$535,431	$569,535

Blood Center
Apheresis	$220,861	$213,134	$211,173
Whole Blood	406	47,990	72,058
Blood Center net revenues	$221,267	$261,124	$283,231

Hospital
Interventional Technologies	$234,007	$255,019	$174,285
Blood Management Technologies	354,297	309,250	282,004
Hospital net revenues	$588,304	$564,269	$456,289

Total net revenues	$1,334,027	$1,360,824	$1,309,055
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
Plasma	$47,368	$48,264	$45,712
Blood Center	7,160	10,077	13,391
Hospital	57,189	57,245	38,112
Total depreciation and amortization (excluding impairment charges)	$111,717	$115,586	$97,215
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
Plasma	$206,365	$189,833
Blood Center	39,677	40,337
Hospital	59,719	53,882
Total long-lived assets	$305,761	$284,052
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	March 28, 2026	March 29, 2025
	(Dollars in Thousands)
United States	$224,699	$217,212
Japan	916	1,250
Europe	32,080	20,024
Rest of Asia	30,833	28,705
Other	17,233	16,861
Total long-lived assets	$305,761	$284,052

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by operating regions are as follows:

	Year Ended
	2026	2025	2024
	(Dollars in Thousands)
United States	$982,176	$1,010,918	$970,007
Japan	68,200	62,408	58,087
Europe	185,019	175,655	160,142
Rest of Asia	87,212	92,305	107,536
Other	11,420	19,538	13,283
Total net revenues	$1,334,027	$1,360,824	$1,309,055

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Companyy conducted an evaluation under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.
Reports on Internal Control
Management’s Annual Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 28, 2026. In making this assessment, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on the Company’s assessment, the Company’s management believes that its internal controls over financial reporting were effective as of March 28, 2026.
The Acquisition of Vivasure
On January 9, 2026, the Company completed its acquisition of Vivasure. In accordance with the SEC Staff’s interpretative guidance for newly acquired businesses, the Company is permitted to omit an assessment of an acquired business’s internal control over financial reporting from the Company’s assessment of internal control for up to one year from the acquisition date. Vivasure represented a nominal amount of both the Company’s total net revenues in fiscal 2026 and total assets as of March 28, 2026. As such, the Company has excluded Vivasure from its annual assessment of internal control over financial reporting as of March 28, 2026.
Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report, in which they expressed an unqualified opinion, is included below.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2026 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.
During the second quarter of fiscal 2024, the Company implemented the first phase of a new global enterprise resource planning (“ERP”) system, which the Company expects will continue to be implemented in phases through fiscal 2027. The ERP will replace existing financial systems the Company has historically relied on. As each phase of the implementation occurs, the Company will reassess its processes and procedures, which may result in changes to its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Haemonetics Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Haemonetics Corporation and subsidiaries’ internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Haemonetics Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vivasure Medical Limited, which is included in the 2026 consolidated financial statements of the Company and constituted 1% of total assets as of March 28, 2026 and 0% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Vivasure Medical Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company and our report dated May 20, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
May 20, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended March 28, 2026, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.
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
B)Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index beginning at page 119, which is incorporated herein by reference.

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION

Exhibit Number	Description
2.1	Arrangement Agreement, dated as of October 10, 2023, by and among the Company, OpSens Inc. and 9500-7704 Quebec Inc. (filed as Exhibit 2.1 to the Company’s Form 8-K/A dated October 12, 2023 and incorporated herein by reference) (1).
3.1	Restated Articles of Organization of Haemonetics Corporation, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).
3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).
4.1	Specimen certificate for shares of common stock (filed as Exhibit 4B to the Company’s Amendment No. 1 to Form S-1 No. 33-39490 and incorporated herein by reference).
4.2	Description of Common Stock (filed as Exhibit 4B to the Company’s Form 10-K for the fiscal year ended March 28, 2020 and incorporated herein by reference).
4.3	Indenture, dated as of May 28, 2024, between Haemonetics Corporation and U.S. Bank National Trust Company, Association, as trustee. (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
4.4	Form of certificate representing the 2.50% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1) (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
10.1
Haemonetics Corporation Amended and Restated 2019 Long-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2023 and incorporated herein by reference) (2).

10.2
Form of Non-Qualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.3	Form of Nonqualified Stock Option Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.4
Form of Restricted Stock Unit Award Agreement with Non-Employee Directors under 2019 Long-Term Incentive Compensation Plan (fiscal 2020) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.5
Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2020) (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 28, 2019 and incorporated herein by reference) (2).

10.6	Form of Restricted Stock Unit Award Agreement with Employees under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.7	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2024) (rTSR) (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2023 and incorporated herein by reference) (2).
10.8	Form of Performance Share Unit Award Agreement under 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2026) (AAGR) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 28, 2025 and incorporated herein by reference) (2)
10.9	Amended and Restated 2007 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 2016 and incorporated herein by reference) (2).
10.10
Employment Agreement effective as of May 16, 2016 between the Company and Christopher A. Simon (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 10, 2016 and incorporated herein by reference) (2).

10.11
Executive Severance Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.4 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.12
Change in Control Agreement between the Company and Christopher A. Simon dated as of November 7, 2017 (filed as Exhibit 10.5 to the Company’s Form 10-Q dated for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.13
Form of Executive Severance Agreement between the Company and executive officers other than Christopher A. Simon (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2017 and incorporated herein by reference) (2).

10.14
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

10.16	Form of Indemnification Agreement (as executed with each director and executive officer of the Company) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2018 and incorporated herein by reference).
10.17	Office Lease Agreement, dated as of December 18, 2018, by and between OPG 125 Summer Owner (DE) LLC and the Company (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 30, 2023 and incorporated herein by reference) (1).
10.18	Industrial Lease Agreement, dated as of May 22, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 27, 2020 and incorporated herein by reference) (1).
10.19	First Amendment to Industrial Lease Agreement, dated as of October 1, 2020, by and between Clinton Commerce III, LLC and the Company (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 26, 2020 and incorporated herein by reference).
10.20	Lease dated February 21, 2000 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. with authorization of El Florido California, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10J to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.21	Amendment to Lease dated February 21, 2000 made as of July 25, 2008 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10K to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.22	Extension to Lease dated February 21, 2000, made as of August 14, 2011 between PROCADEF 1, S.A.P.I. de C.V. and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10L to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.23	Amendment Letter to Lease dated February 21, 2000, made as of August 14, 2011 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V., for property located in Tijuana, Mexico (filed as Exhibit 10M to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.24	Notice of Assignment to Lease dated February 21, 2000, made as of February 23, 2012 between BBVA Bancomer Servicios, S.A., as Trustee of the “Submetropoli de Tijuana” Trust and Haemonetics Mexico Manufacturing, S. de R.L. de C.V., as successor in interest to Ensatec, S.A. de C.V. for property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10N to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
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

10.26	Sixth Amendment to Lease dated February 21, 2000, made as of December 13, 2023, by and between Santa Maria Industrial Partners, L.P. (as successor to the lease), Haemonetics Mexico Manufacturing, S. de R.L. de C.V. and the Company, in its capacity as guarantor, for property located in Tijuana, Mexico (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended December 30, 2023 and incorporated herein by reference) (1).
10.27	Lease Agreement effective December 3, 2007 between Mrs. Blanca Estela Colunga Santelices, by her own right, and Pall Life Sciences Mexico, S.de R.L. de C.V. for the property located in Tijuana, Mexico (Spanish to English translation filed as Exhibit 10W to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).
10.28	Assignment to Lease Agreement effective December 3, 2007, made as of December 2, 2011 between Mrs. Blanca Estela Colunga Santelices, by her own right, Pall Life Sciences Mexico, S.de R.L. de C.V., (“Assignor”) and Haemonetics Mexico Manufacturing, S. de R.L. de C.V.as successor in interest to Pall Mexico Manufacturing S. de R.L. de C.V., (“Assignee”) assigned in favor of the property located in Tijuana, Mexico (filed as Exhibit 10X to the Company’s Form 10-K for the year ended March 30, 2013 and incorporated herein by reference).

10.29
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

10.30	Second Amendment to Lease Agreement effective December 3, 2007, made as of June 17, 2022 between Mrs. Blanca Estela Colunga Santelices and Haemonetics Mexico Manufacturing, S. de R.L. de C.V. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 2022 and incorporated herein by reference) (1).
10.31	Lease dated September 19, 2013 between the Penang Development Corporation and Haemonetics Malaysia Sdn Bhd of the property located in Penang, Malaysia (filed as Exhibit 10D to the Company’s 10-Q for the quarter ended June 28, 2014 and incorporated herein by reference).
10.32	Shelter Plan Service Agreement, dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.33	Amendment No. 1 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of October 30, 2019 (filed as Exhibit 10.23 to Cardiva Medical, Inc.’s Form S-1 (File No. 333-251885) dated January 4, 2021 and incorporated herein by reference) (1).
10.34	Amendment No. 2 to Shelter Plan Service Agreement dated June 10, 2014, by and between Cardiva Medical, Inc. and Offshore International, Incorporated, dated as of August 3, 2022 (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2022 and incorporated herein by reference) (1).
10.35	Lease, dated April 15, 2015, by and between OpSens Inc. and 1405 PTQM S.E.C., for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.36	Addendum No. 1 to Lease, dated December 5, 2022, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.37	Addendum No. 2 to Lease, dated May 1, 2023, by and between OpSens Inc. and 1405 PTQM S.E.C, for property located at 750, Boulevard du Technologique, Quebec (filed as Exhibit 10.41 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference).
10.38*	Memorandum of Agreement, dated as of January 8, 2026, by and between Qualprop Limited, M. & M, Qualtech Limited and Vivasure Medical Limited (1)
10.39	Second Amended and Restated Credit Agreement, dated as of April 30, 2024, by and among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 1, 2024 and incorporated herein by reference).
10.40	Form of Confirmation of Base Call Option Transaction (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
10.41	Form of Confirmation of Additional Call Option Transaction (filed as Exhibit 10.2 to the Company’s Form 8-K dated May 29, 2024 and incorporated herein by reference).
19.1	Securities Trading Policy (filed as Exhibit 19.1 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference) (2).
21.1*	Subsidiaries of the Company.
23.1*	Consent of the Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002 of James D’Arecca, Executive Vice President, Chief Financial Officer of the Company.
32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.
32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James D’Arecca, Executive Vice President, Chief Financial Officer of the Company.
97.1	Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Form 10-K for the fiscal year ended March 30, 2024 and incorporated herein by reference). (2).

101*	The following materials from Haemonetics Corporation on Form 10-K for the year ended March 28, 2026, formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.
**	Document furnished with this report.
(1)	Certain portions of this exhibit are considered confidential and have been omitted as permitted under Securities and Exchange Commission rules and regulations. The Company agrees to furnish supplementally a copy of any omitted portions to the U.S. Securities and Exchange Commission upon request.
(2)	Agreement, plan, or arrangement related to the compensation of officers or directors.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAEMONETICS CORPORATION

By:	/s/ Christopher A. Simon
Christopher A. Simon
President, Chief Executive Officer and a Director
Date: May 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Simon	President, Chief Executive Officer and a Director	May 20, 2026
Christopher A. Simon	(Principal Executive Officer)

/s/ James C. D’Arecca	Executive Vice President, Chief Financial Officer	May 20, 2026
James C. D’Arecca	(Principal Financial Officer)

/s/ Maryanne E. Farris	Vice President, Chief Accounting Officer	May 20, 2026
Maryanne E. Farris	(Principal Accounting Officer)

/s/ Robert E. Abernathy	Director	May 20, 2026
Robert E. Abernathy

/s/ Diane M. Bryant	Director	May 20, 2026
Diane M. Bryant

/s/ Michael J. Coyle	Director	May 20, 2026
Michael J. Coyle

/s/ Charles J. Dockendorff	Director	May 20, 2026
Charles J. Dockendorff

/s/ Lloyd E. Johnson	Director	May 20, 2026
Lloyd E. Johnson

/s/ Mark W. Kroll	Director	May 20, 2026
Mark W. Kroll

/s/ Claire Pomeroy	Director	May 20, 2026
Claire Pomeroy

/s/ Ellen M. Zane	Director	May 20, 2026
Ellen M. Zane