Form 10-Q
period 2026-06-27
HAEMONETICS CORP
filed 2026-08-06
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of July 31, 2026: 45,497,051.

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars and Shares in Thousands, Except Per Share Data)
Net revenues	$339,380	$321,394
Cost of goods sold	136,577	129,150
Gross profit	202,803	192,244
Operating expenses:
Research and development	16,200	16,261
Selling, general and administrative	118,941	110,719
Amortization of acquired intangible assets	10,204	11,392
Total operating expenses	145,345	138,372
Operating income	57,458	53,872
Interest and other expense, net	(9,884)	(8,703)
Income before provision for income taxes	47,574	45,169
Provision for income taxes	14,564	11,138
Net income	$33,010	$34,031

Net income per common share:
Basic	$0.73	$0.71
Diluted	$0.72	$0.70

Weighted average shares outstanding
Basic	45,361	48,111
Diluted	45,704	48,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Net income	$33,010	$34,031

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(4,708)	19,307
Unrealized gain (loss) on cash flow hedges, net of tax	798	(520)
Reclassifications into earnings of cash flow hedge (gains) losses, net of tax	(105)	55
Other comprehensive (loss) income	(4,015)	18,842
Comprehensive income	$28,995	$52,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27, 2026	March 28, 2026

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$223,384	$245,440
Accounts receivable, less allowance for credit losses of $3,618 as of June 27, 2026 and $3,693 as of March 28, 2026	216,071	216,855
Inventories, net	306,739	306,370
Prepaid expenses and other current assets	64,638	66,214
Total current assets	810,832	834,879
Property, plant and equipment, net	303,778	305,761
Intangible assets, less accumulated amortization of $374,828 as of June 27, 2026 and $363,763 as of March 28, 2026	434,512	447,655
Goodwill	656,884	656,368
Deferred tax asset	9,434	9,521
Other long-term assets	149,960	141,741
Total assets	$2,365,400	$2,395,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$4,956	$5,015
Accounts payable	56,338	51,056
Accrued payroll and related costs	38,145	68,191
Other current liabilities	163,796	158,337
Total current liabilities	263,235	282,599
Long-term debt	1,169,202	1,219,565
Deferred tax liability	38,691	38,048
Other long-term liabilities	57,171	59,393
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 45,471,313 shares as of June 27, 2026 and 45,252,667 shares as of March 28, 2026	455	453
Additional paid-in capital	566,759	554,137
Retained earnings	311,516	279,344
Accumulated other comprehensive loss	(41,629)	(37,614)
Total stockholders’ equity	837,101	796,320
Total liabilities and stockholders’ equity	$2,365,400	$2,395,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 28, 2026	45,252,667	$453	$554,137	$279,344	$(37,614)	$796,320
Employee stock purchase plan	73,033	1	3,122	—	—	3,123
Exercise of stock options	7,244	—	426	—	—	426
Issuance of restricted stock, net of cancellations	157,265	1	(1)	—	—	—
Tax withholding on employee equity awards	(18,896)	—	(236)	(838)	—	(1,074)
Share-based compensation expense	—	—	9,311	—	—	9,311
Net income	—	—	—	33,010	—	33,010
Other comprehensive loss	—	—	—	—	(4,015)	(4,015)
Balance, June 27, 2026	45,471,313	$455	$566,759	$311,516	$(41,629)	$837,101

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	64,884	1	3,475	—	—	3,476
Exercise of stock options	9,141	—	698	(236)	—	462
Shares repurchased	(363,886)	(4)	26,051	(26,047)	—	—
Issuance of restricted stock, net of cancellations	250,532	3	(3)	—	—	—
Tax withholding on employee equity awards	(17,847)	—	(783)	(3,876)	—	(4,659)
Share-based compensation expense	—	—	9,312	—	—	9,312
Net income	—	—	—	34,031	—	34,031
Other comprehensive income	—	—	—	—	18,842	18,842
Balance, June 28, 2025	48,158,723	$482	$562,014	$356,046	$(36,242)	$882,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$33,010	$34,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,111	28,758
Amortization of fair value inventory step-up	—	2,436
Share-based compensation expense	9,311	9,312
Deferred income taxes	668	(3,231)
Other non-cash operating activities	2,227	1,571
Change in operating assets and liabilities:
Change in accounts receivable	297	3,557
Change in inventories	(1,004)	3,296
Change in prepaid income taxes	6,101	3,346
Change in other assets and other liabilities	(12,783)	(17,785)
Change in accounts payable and accrued expenses	(12,615)	(47,896)
Net cash provided by operating activities	52,323	17,395
Cash Flows from Investing Activities:
Capital expenditures	(7,906)	(3,754)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(5,565)	(11,460)
Proceeds from sale of property, plant and equipment	237	297
Other investments	(9,000)	(18,083)
Net cash used in investing activities	(22,234)	(33,000)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(50,000)	—
Repayment of term loan borrowings	(1,563)	(1,563)
Proceeds from employee stock purchase plan	3,123	3,476
Proceeds from exercise of stock options	426	462
Cash used to net share settle employee equity awards	(3,500)	(4,781)
Other financing activities	(14)	(36)
Net cash used in financing activities	(51,528)	(2,442)
Effect of exchange rates on cash and cash equivalents	(617)	4,182
Net Change in Cash and Cash Equivalents	(22,056)	(13,865)
Cash and Cash Equivalents at Beginning of Period	245,440	306,763
Cash and Cash Equivalents at End of Period	$223,384	$292,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the three months ended June 27, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2027 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 28, 2026.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. There were no material recognized or unrecognized subsequent events as of or for the three months ended June 27, 2026, except for those discussed in Note 12, Notes Payable and Long-term Debt.
Segment Reorganization
On June 5, 2026, the Company implemented an organizational realignment designed to align its commercial operations into two global reportable segments by combining the previously reported Plasma and Blood Center reportable segments into Apheresis and renaming the Hospital reportable segment to MedSurg. This organizational structure reflects how the Company is organized to manage operations, allocate resources and evaluate performance. Accordingly, all prior-period segment information presented has been recast to reflect the current reportable segment structure.
2. RECENT ACCOUNTING PRONOUNCEMENTS
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
3. ACQUISITIONS AND STRATEGIC INVESTMENTS
Acquisitions
Vivasure Medical Limited
On January 9, 2026, the Company acquired all of the outstanding equity interests of Vivasure Medical Limited (“Vivasure”) for a net purchase price of $166.1 million. The net purchase price included $60.2 million paid in cash at closing, net of $0.4 million cash acquired and after giving effect to the value of certain prior investments and loans made by the Company to Vivasure, as well as other customary closing adjustments, and the fair value of contingent consideration of $20.7 million. The contingent consideration is based on sales growth over the three years following the completion of the acquisition and the achievement of certain other milestones and is also subject to adjustments based on the value of certain prior investments and loans. The Company financed this transaction through available cash on hand. During the fourth quarter of fiscal 2026, the Company recorded a gain of $4.9 million within interest and other expense, net on the consolidated statements of income as a result of the remeasurement of the Company’s prior equity interest of approximately 30% in Vivasure, which had a fair value of $47.3 million.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal® Elite system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for structural heart and endovascular procedures. In 2025, Vivasure submitted a premarket approval application to the U.S. FDA for the PerQseal Elite arterial closure system and received CE Mark in Europe for both arterial and venous indications. The addition of Vivasure expands the MedSurg business unit portfolio in the interventional cardiology market and will be included in the MedSurg reportable segment.
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the Company’s consolidated financial statements were prepared. Measurement period adjustments may arise upon the availability of further information regarding events or circumstances that existed at the acquisition date and will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. During the first quarter of fiscal 2027 the Company recorded measurement period adjustments that were considered not material. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805.

The total purchase price of $166.1 million consists of the amounts presented below, which represent the initial determination of the fair value of the identifiable assets acquired and liabilities assumed:

January 9, 2026
(Dollars in Thousands)
Cash and cash equivalents	$449
Accounts receivable	21
Inventories	1,056
Prepaid expenses and other current assets	1,736
Property, plant and equipment	575
Intangible assets	117,100
Goodwill	52,193
Other long-term assets	1,972
Total assets acquired	$175,102
Accounts payable	1,186
Accrued payroll and related costs	2,889
Other current liabilities	4,741
Other long-term liabilities	199
Total liabilities assumed	9,015
Net assets acquired	$166,087
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
The excess of the purchase price over the tangible assets, identifiable intangible asset and assumed liabilities was recorded as goodwill. As a result of the acquisition of Vivasure, the Company recognized goodwill of $52.2 million based on expected synergies from integration into the Company’s MedSurg business unit. The goodwill is not deductible for tax purposes and relates entirely to the MedSurg reportable segment.
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
Strategic Investments
As part of its business development strategy, the Company maintains strategic investments in certain entities. The carrying value of the Company’s strategic investments was $24.7 million as of June 27, 2026 and $19.2 million as of March 28, 2026. These investments are included within other long-term assets in the Company’s condensed consolidated balance sheets.

During the three months ended June 27, 2026, the Company recognized a $1.0 million loss related to an equity method investment, which reduced the carrying value of the investment accordingly. Other than this adjustment, the Company did not record any material adjustments to the carrying value of its strategic investments during the three months ended June 27, 2026 or June 28, 2025.
4. REVENUE
As of June 27, 2026, the Company had $31.0 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 70% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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
As of June 27, 2026 and March 28, 2026, the Company had contract liabilities of $48.6 million and $42.3 million, respectively. During the three months ended June 27, 2026, the Company recognized $15.8 million of revenue that was included in the above March 28, 2026 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheets. As of June 27, 2026 and March 28, 2026, the Company’s contract assets were $6.1 million and $5.5 million, respectively.
5. RESTRUCTURING
On an ongoing basis, the Company assesses the global economy, the healthcare industry, and the markets in which it competes to identify opportunities for efficiencies, enhance commercial capabilities, align its resources and offer its customers better solutions. In order to realize these opportunities, the Company undertakes restructuring-type activities to transform its business.
Operational Excellence Program
In July 2019, the Board of Directors of the Company approved the Operational Excellence Program (the “2020 Program”) and delegated authority to the Company’s management to determine the detail of the initiatives that will comprise the program. The 2020 Program closed as of March 29, 2025. During the three months ended June 28, 2025, the Company recognized reversals of previously incurred costs of $0.1 million.
Portfolio Rationalization Initiatives
In November 2023, the Company announced its plans to end of life the ClotPro analyzer system within the previously named Hospital business unit and certain products within the previously named Blood Center business unit, primarily in Whole Blood, including the associated manufacturing operations and closure of certain other facilities. These portfolio rationalization initiatives closed as of March 29, 2025. During the three months ended June 28, 2025, the Company recognized reversals of previously incurred costs of $1.5 million related to the divestiture of the Whole Blood product line.
Market and Regional Alignment Initiative
In May 2025, the Board approved a market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. Under this initiative the Company incurred restructuring and restructuring related costs of $2.3 million and $2.8 million during the three months ended June 27, 2026 and June 28, 2025, respectively. Total cumulative charges under the market and regional alignment initiative are $7.9 million as of June 27, 2026.

The following table summarizes the activity for restructuring reserves related to the 2020 Program, the portfolio rationalization initiatives and the market and regional alignment initiative for the three months ended June 27, 2026, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	2020 Program	Portfolio Rationalization Initiatives	Market and Regional Alignment	Total

Balance as of March 28, 2026	$23	$716	$568	$1,307
Costs incurred, net of reversals	—	—	2,298	2,298
Payments	(23)	(329)	(2,091)	(2,443)
Balance as of June 27, 2026	$—	$387	$775	$1,162
The following presents the net restructuring costs by line item within the Company’s accompanying unaudited condensed consolidated statements of income:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Cost of goods sold	$783	$(385)
Research and development	(8)	685
Selling, general and administrative expenses	1,523	966
Total	$2,298	$1,266
As of June 27, 2026, the Company had a restructuring liability of $1.2 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under FASB ASC Topic 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The tables below present restructuring and restructuring related costs by reportable segment:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Restructuring costs
Apheresis	$13	$(452)
MedSurg	2,309	576
Corporate	(24)	1,142
Total	$2,298	$1,266

Restructuring related costs
Apheresis	$—	$9
MedSurg	—	—
Corporate	(40)	49
Total	$(40)	$58

Total restructuring and restructuring related costs	$2,258	$1,324
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

For the three months ended June 27, 2026, the Company reported income tax expense of $14.6 million representing an effective tax rate of 30.6%. The effective tax rate for the three months ended June 27, 2026 includes $1.7 million of discrete tax expense, primarily related to stock compensation shortfalls and valuation allowance impacts related to losses in certain recently acquired jurisdictions.
For the three months ended June 28, 2025, the Company reported income tax expense of $11.1 million, representing an effective tax rate of 24.7%. The effective tax rate for the three months ended June 28, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls.
The increase in the reported tax rate for the three months ended June 27, 2026, compared to the same period in fiscal 2026, relates primarily to the increase in net stock compensation shortfalls and the impact of losses incurred in certain jurisdictions for which no tax benefit was recognized.
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended
	June 27, 2026	June 28, 2025
	(Dollars and Shares in Thousands, Except Per Share)

Net income	$33,010	$34,031

Basic weighted average shares outstanding	45,361	48,111
Dilutive net effect of common stock equivalents	343	242
Diluted weighted average shares	45,704	48,353

Net income per share
Basic	$0.73	$0.71
Diluted	$0.72	$0.70

Anti-dilutive shares excluded from the calculation	880	947
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
During fiscal 2026, the Company repurchased 3,009,834 shares for $175.0 million at an average price per share upon settlement of $58.14. As of June 27, 2026, the total remaining authorization for repurchases of the Company's common stock under the 2025 share repurchase program was $325.0 million.
8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
Raw materials	$102,011	$114,873
Work-in-process	15,842	11,974
Finished goods	188,886	179,523
Total	$306,739	$306,370
9. PROPERTY, PLANT AND EQUIPMENT

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
Land	$2,321	$2,251
Building and building improvements	109,733	109,793
Plant equipment and machinery	197,811	197,552
Office equipment and information technology	131,642	131,085
Haemonetics equipment	379,549	371,205
Construction in progress	33,216	29,943
Property, plant and equipment, at cost	854,272	841,829
Less: accumulated depreciation	(550,494)	(536,068)
Property, plant and equipment, net	$303,778	$305,761
During the three months ended June 27, 2026 and June 28, 2025 depreciation expense was $15.4 million.
10. LEASES
Lessor Activity
Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents approximately two percent of the Company’s total net revenues during the three months ended June 27, 2026.

11. GOODWILL AND INTANGIBLE ASSETS
On June 5, 2026, the Company implemented an organizational realignment designed to align its commercial operations into two global reportable segments by combining the previously reported Plasma and Blood Center reportable segments into Apheresis and renaming the Hospital reportable segment to MedSurg. This organizational structure reflects how the Company is organized to manage operations, allocate resources and evaluate performance.
The Company has recast goodwill assigned to the Apheresis segment as of the beginning of the year by combining the goodwill from the previous Blood Center and Plasma segments into the new Apheresis segment. Each of the Company’s reporting units were tested for goodwill impairment prior to and subsequent to the re-alignments and no impairment was identified.
The changes in the carrying amount of goodwill by operating segment for the first quarter of fiscal 2027 are as follows:

	Apheresis	MedSurg	Total

	(Dollars in Thousands)
Carrying amount as of March 28, 2026	$55,931	$600,437	$656,368
Purchase accounting adjustments	—	1,714	1,714
Currency translation	(22)	(1,176)	(1,198)
Carrying amount as of June 27, 2026	$55,909	$600,975	$656,884
The gross carrying amount of intangible assets and the related accumulated amortization as of June 27, 2026 and March 28, 2026 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

June 27, 2026	(Dollars in Thousands)
Amortizable:
Developed technology	$554,029	$201,421	$352,608	11.4
Customer contracts and related relationships	129,601	77,475	52,126	11.1
Capitalized software	97,636	83,741	13,895	3.1
Patents and other	7,422	4,763	2,659	5.3
Trade names	14,608	7,428	7,180	10.2
Total	$803,296	$374,828	$428,468

Non-amortizable:
In-process software development	$6,044
Total	$6,044

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

March 28, 2026	(Dollars in Thousands)
Amortizable:
Developed technology	$556,631	$193,114	$363,517	11.6
Customer contracts and related relationships	130,862	76,489	54,373	11.3
Capitalized software	95,880	82,284	13,596	2.9
Patents and other	7,422	4,613	2,809	5.5
Trade names	14,720	7,263	7,457	10.4
Total	$805,515	$363,763	$441,752

Non-amortizable:
In-process software development	$5,903
Total	$5,903

During fiscal 2026, the Company recorded total intangible asset impairment charges of $86.5 million. This included a $9.3 million intangible impairment charge related to the intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables within the MedSurg reportable segment, which was primarily recorded in the second quarter of fiscal 2026, and an intangible asset impairment charge of $77.2 million related to long-lived intangible assets associated with the acquisition of Attune Medical within the MedSurg reportable segment in the fourth quarter of fiscal 2026.
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
During the three months ended June 27, 2026 and June 28, 2025, amortization expense was $11.8 million and $13.3 million, respectively.
Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of Fiscal 2027	$34,659
Fiscal 2028	$44,832
Fiscal 2029	$43,585
Fiscal 2030	$42,317
Fiscal 2031	$40,690
12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
Convertible notes	$689,622	$688,775
Term loan, net of financing fees	233,834	235,131
Revolving credit facility	250,000	300,000
Other borrowings	702	674
Total debt	1,174,158	1,224,580
Less: current portion	(4,956)	(5,015)
Long-term debt	$1,169,202	$1,219,565
Convertible Senior Notes
2029 Notes
On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s convertible senior notes due in 2026, to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.
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
During the first quarter of fiscal 2027, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of June 27, 2026 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As of June 27, 2026, the $700.0 million principal balance was netted down by $10.4 million of remaining debt issuance costs, resulting in a net convertible note payable of $689.6 million. Interest expense related to the 2029 Notes was $5.2 million and for the three months ended June 27, 2026, which includes nominal interest expense and the amortization of the debt issuance costs. The nominal interest rate is 2.5% and the remaining debt issuance costs are amortized at an effective interest rate of 3.0%.
Capped Calls
In connection with the issuance of the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The 2029 Notes Capped Calls each have an initial strike price of approximately $117.12 per share, and is subject to certain adjustments, which correspond to the initial conversion price of the convertible notes. The 2029 Notes Capped Calls have initial cap prices of $180.18 per share and is subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes, with such offset subject to a cap based on the cap price. The 2029 Notes Capped Calls cover approximately 5.98 million shares of the Company’s common stock and is subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the 2029 Notes Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2025 and will not be remeasured.

Credit Facilities
On April 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance its credit facilities initially entered into in 2022 and extended their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.
Under the 2024 Revised Credit Facilities, the Company is required to maintain a consolidated leverage ratio not to exceed 4.0:1.0 or, upon two occasions during the term of the facility, 4.5:1.0 for the four consecutive fiscal quarters ended immediately following acquisitions meeting certain criteria specified in the agreement.
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three months ended June 27, 2026 and June 28, 2025, the Company recognized $7.2 million and $4.3 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.
As of June 27, 2026, $237.5 million was outstanding under the term loan with an effective interest rate of 5.7%, which was netted down by the $3.7 million of remaining debt discount, resulting in a net note payable of $233.8 million. The Company has scheduled principal payments of $6.3 million required during the 12 months following June 27, 2026. In connection with the settlement of the convertible senior notes due in 2026, the Company borrowed $300.0 million under the revolving credit facility. During the first quarter of fiscal 2027, the Company repaid $50.0 million of the outstanding amount under the revolving credit facility. As of June 27, 2026, $250.0 million remained outstanding under the revolving credit facility. During the second quarter of fiscal 2027, the Company repaid an additional $50.0 million on the revolving credit facility.
The Company also had $17.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 27, 2026.
The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of June 27, 2026.
Commitment Fee
Pursuant to the 2024 Revised Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the revolving credit facility. The commitment fee is subject to a pricing grid based on the Company’s consolidated net leverage ratio. The commitment fee ranges from 0.125% to 0.250%. The current commitment fee on the undrawn portion of the revolving credit facility is 0.200%.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Remainder of Fiscal 2027	$6,294
Fiscal 2028	12,562
Fiscal 2029	18,816
Fiscal 2030	1,150,070
Fiscal 2031	74
Thereafter	386
Total debt maturities	$1,188,202

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. During the three months ended June 27, 2026 and June 28, 2025, 24.0% and 24.6%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.
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
Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of June 27, 2026 and March 28, 2026 were cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $19.5 million as of June 27, 2026 and $30.1 million as of March 28, 2026. As of June 27, 2026, a gain of $0.1 million, net of tax, will be reclassified to earnings within the next eighteen months. Substantially all currency cash flow hedges outstanding as of June 27, 2026 mature within eighteen months.
Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $56.3 million as of June 27, 2026 and $75.3 million as of March 28, 2026.
Interest Rate Swaps
Part of the Company’s interest rate risk management strategy includes the use of interest rate swaps to mitigate its exposure to changes in variable interest rates. The Company’s objective in using interest rate swaps is to add stability to interest expense and to manage and reduce the risk inherent in interest rate fluctuations.
In September 2024, the Company amended and extended two interest rate swaps on its senior unsecured term loan through April 2029 to mitigate the interest rate risk. This did not have a material impact on the condensed consolidated financial statements.
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

The Company held the following interest rate swaps as of June 27, 2026:

Hedged Item	Original Notional Amount	Notional Amount as of June 27, 2026	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Asset Fair Value

	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$99,666	9/27/2024	9/30/2024	4/30/2029	3.3%	$1,293
1-month USD Term SOFR	109,900	98,319	9/27/2024	9/30/2024	4/30/2029	3.3%	1,332
Total	$219,800	$197,985					$2,625
For the three months ended June 27, 2026, the Company recognized a gain on the interest rate swaps to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges of $0.7 million, net of tax, in accumulated other comprehensive loss (“AOCL”) within the condensed consolidated balance sheets.
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
The following is a roll forward of the allowance for credit losses:

Allowance for Credit Losses (Write-offs/Recoveries)
(Dollars in Thousands)
Balance as of March 28, 2026	$3,693
Credit loss	38
Write-offs	(108)
Recoveries	(5)
Balance as of June 27, 2026	$3,618
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

Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income for the three months ended June 27, 2026:

Derivative Instruments	Amount of Gain Recognized in AOCL	Amount of (Loss) Gain Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings

	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$133	$116	Net revenues, COGS and SG&A	$315	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(21)	Interest and other expense, net
Designated interest rate swaps, net of tax	$664	$(11)	Interest and other expense, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of June 27, 2026 or March 28, 2026. As of June 27, 2026, there were no material deferred taxes recognized for designated foreign currency hedges.
ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 27, 2026, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.
The following tables present the fair value of the Company’s derivative instruments as they appear in its condensed consolidated balance sheets as of June 27, 2026 and March 28, 2026:

	Classification	June 27, 2026	March 28, 2026

		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$1,248	$1,245
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	28	330
Designated interest rate swaps	Prepaid expenses and other current assets	1,133	823
Designated interest rate swaps	Other long-term assets	1,492	947
Total		$3,901	$3,345

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$97	$50
Non-designated foreign currency hedge contracts	Other current liabilities	35	63
Total		$132	$113

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 27, 2026 and March 28, 2026.

	June 27, 2026
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$36,670	$—	$—	$36,670
Designated foreign currency hedge contracts	—	1,248	—	1,248
Non-designated foreign currency hedge contracts	—	28	—	28
Designated interest rate swaps	—	2,625	—	2,625
Total	$36,670	$3,901	$—	$40,571

Liabilities
Designated foreign currency hedge contracts	$—	$97	$—	$97
Non-designated foreign currency hedge contracts	—	35	—	35
Contingent consideration	—		21,016	21,016
Total	$—	$132	$21,016	$21,148

	March 28, 2026
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$90,716	$—	$—	$90,716
Designated foreign currency hedge contracts	—	1,245	—	1,245
Non-designated foreign currency hedge contracts	—	330	—	330
Designated interest rate swaps	—	1,770	—	1,770
Total	$90,716	$3,345	$—	$94,061

Liabilities
Designated foreign currency hedge contracts	$—	$50	$—	$50
Non-designated foreign currency hedge contracts	—	63	—	63
Contingent consideration	—	—	21,063	21,063
Total	$—	$113	$21,063	$21,176
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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value as of
	June 27, 2026	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$3,066	Monte Carlo Simulation Model	Discount rate	3.4%
			Projected fiscal year of payments	2028 - 2030
Event-based payment	$296	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2027 - 2028
	$17,654	Monte Carlo Simulation Model	Discount rate	3.0%
			Projected fiscal year of payment	2027

	Fair Value as of
	March 28, 2026	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$3,076	Monte Carlo Simulation Model	Discount rate	3.4%
			Projected fiscal year of payments	2028 - 2030
Event-based payment	$390	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2027 - 2028
	$17,597	Monte Carlo Simulation Model	Discount rate	3.0%
			Projected fiscal year of payment	2027
The fair value of contingent consideration associated with acquisitions was $21.0 million and $21.1 million as of June 27, 2026 and March 28, 2026, respectively. As of June 27, 2026, $17.9 million was included in other current liabilities and $3.1 million was included in other long-term liabilities. As of March 28, 2026, $17.6 million was included in other current liabilities and $3.4 million was included in other long-term liabilities.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance as of March 28, 2026	$21,063
Change in fair value	(47)
Balance as of June 27, 2026	$21,016
Other Fair Value Disclosures
The fair value of the 2029 Notes was $714.7 million and $662.4 million as of June 27, 2026 and March 28, 2026, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.
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

Plasma Patent Litigation
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. On June 26, 2025, Terumo filed a motion to dismiss. On July 17, 2025 and August 12, 2025, the Company filed amended complaints adding recently issued patents. On September 2, 2025, Terumo filed a partial motion to dismiss with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101. Terumo filed nine inter partes and post-grant review petitions with the U.S. Patent and Trademark Office (PTO) seeking to invalidate the asserted patents. In October 2025, Terumo filed a motion to stay the district court proceedings pending resolution of the PTO petitions. All nine of the petitions were denied by the PTO, rendering moot the motion to stay.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. In October 2025, the Company filed an amended complaint to add Fenwal Inc. and Fresenius Kabi AG as parties to the matter. In December 2025, the Fenwal filed its answer and counterclaims, alleging non-infringement and invalidity of the Company’s asserted patents and alleging infringement by the Company of certain of Fenwal’s U.S. patents. In May 2026, Fenwal amended its counterclaim, alleging inequitable conduct and Walker Process antitrust violations. The Company has filed its answer, denying all counterclaims.
While the Company will incur costs in the course of pursuing these claims, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business.
15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCL, net of tax, are as follows:

	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total

	(Dollars in Thousands)
Balance as of March 28, 2026	$(39,332)	$746	$972	$(37,614)
Other comprehensive income before reclassifications(1)	(4,708)	—	798	(3,910)
Amounts reclassified from AOCL(1)	—	—	(105)	(105)
Balance as of June 27, 2026	$(44,040)	$746	$1,665	$(41,629)
__________
(1)    Presented net of income taxes, the amounts of which are insignificant.
16. SEGMENT AND ENTERPRISE-WIDE INFORMATION
On June 5, 2026, the Company implemented an organizational realignment designed to align its commercial operations into two global reportable segments by combining the previously reported Plasma and Blood Center reportable segments into Apheresis and renaming the Hospital reportable segment to MedSurg. This organizational structure reflects how the Company is organized to manage operations, allocate resources and evaluate performance. As a result, the information that is regularly reviewed by the Company’s chief operating decision maker (“CODM”), identified as the Chief Executive Officer, has changed. Prior-period segment information presented has been recast to reflect the current reportable segment structure.
The Company’s reportable and operating segments are as follows:
•Apheresis
•MedSurg

The CODM measures and evaluates the operating segments based on operating income for purposes of assessing business performance and allocating resources. The CODM uses segment operating income for each segment by comparing on a quarterly basis actual results to the prior year comparable period and to the annual operating plan to assess the performance of the segments and to allocate resources across our segments. Certain corporate expenses and amounts considered to be non-recurring or non-operational are excluded from segment operating income. These items include restructuring costs, restructuring related costs, digital transformation costs, amortization of acquired intangible assets, amortization of fair value inventory step-up, acquisition, integration and divestiture related costs, unusual or infrequent and material litigation-related charges, and remeasurement of contingent consideration. Although these amounts are excluded from segment operating income, as applicable, they are included in the reconciliations that follow.
The Company does not track its total assets by segment. Consequently, the Company’s CODM does not review total assets by segment when assessing business performance and allocating resources.
Selected information by reportable segment is presented below:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Net revenues:
Apheresis	$191,318	$181,736
MedSurg	148,062	139,658
Total net revenues	$339,380	$321,394

Significant segment expenses and operating performance:
Apheresis
Cost of goods sold	$84,131	$75,865
Selling, general and administrative	44,264	39,880
Research and development	6,378	6,816
Apheresis operating income	$56,545	$59,175
MedSurg
Cost of goods sold	$50,368	$50,216
Selling, general and administrative	65,160	62,323
Research and development	9,820	8,742
MedSurg operating income	$22,714	$18,377
Corporate and unallocated expenses
Amortization of acquired assets	$(10,204)	$(13,828)
Integration and transaction costs	(2,719)	(2,682)
Restructuring and restructuring related costs	(2,258)	(1,324)
Digital transformation costs	(6,163)	(5,355)
Other(1)	(457)	(491)
Operating income	57,458	53,872
Interest and other expense, net	(9,884)	(8,703)
Income before provision for income taxes	$47,574	$45,169
__________
(1)    Comprised of litigation-related charges and remeasurement of contingent consideration for the three months ended June 27, 2026 and June 28, 2025.

Net revenues by business unit are as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Apheresis
Plasma	$155,524	$145,074
Other	35,794	36,662
Apheresis net revenues	$191,318	$181,736

MedSurg
Interventional Technologies	$59,942	$58,483
Blood Management Technologies	88,120	81,175
MedSurg net revenues	$148,062	$139,658

Total net revenues	$339,380	$321,394
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Apheresis	$13,631	$13,912
MedSurg	13,480	14,846
Total depreciation and amortization (excluding impairment charges)	$27,111	$28,758
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
Apheresis	$244,089	$246,042
MedSurg	59,689	59,719
Total long-lived assets	$303,778	$305,761
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
United States	$223,004	$224,699
Japan	882	916
Europe	32,293	32,080
Rest of Asia	30,010	30,833
Other	17,589	17,233
Total long-lived assets	$303,778	$305,761

Net revenues by operating regions are as follows:

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
United States	$257,844	$242,404
Japan	12,858	13,648
Europe	45,529	40,882
Rest of Asia	20,163	21,648
Other	2,986	2,812
Total net revenues	$339,380	$321,394

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with both our interim condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and our annual consolidated financial statements, notes thereto and the MD&A contained in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026. The following discussion may contain forward-looking statements and should be read in conjunction with the “Cautionary Statement Regarding Forward-Looking Information” in this discussion. When used in this report, the terms “we,” “us,” “our,” “Haemonetics” and the “Company” mean Haemonetics Corporation.
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
We view our operations and manage our business in two reporting segments: Apheresis and MedSurg. For that purpose, “Apheresis” includes plasma collection devices and disposables for plasma, red cells and platelets, donor management software and supporting software solutions sold to plasma customers, blood collection and processing devices. “MedSurg” is comprised of Interventional Technologies, which includes Vascular Closure, Sensor-Guided Technologies and Esophageal Protection product lines, and Blood Management Technologies, which includes Hemostasis Management, Cell Salvage and Transfusion Management product lines.
Recent Developments
Segment Organization Realignment
On June 5, 2026, we implemented an organizational realignment designed to align our commercial operations into two global reportable segments by combining the previously reported Plasma and Blood Center reportable segments into Apheresis and renaming the Hospital reportable segment to MedSurg. This organizational structure reflects how the Company is organized to manage operations, allocate resources and evaluate performance.
Revolving Credit Facility Repayment
In connection with the settlement of the convertible senior notes due in 2026, we borrowed $300.0 million under our revolving credit facility pursuant to our second amended and restated credit agreement. During the first quarter of fiscal 2027, we repaid $50.0 million of the outstanding amount under the revolving credit facility. As of June 27, 2026, $250.0 million remained outstanding under the revolving credit facility. During the second quarter of fiscal 2027, we repaid an additional $50.0 million on the revolving credit facility.

Financial Summary

	Three Months Ended
	June 27, 2026	June 28, 2025	Reported change

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$339,380	$321,394	5.6%
Gross profit	$202,803	$192,244	5.5%
% of net revenues	59.8%	59.8%
Operating expenses	$145,345	$138,372	5.0%
Operating income	$57,458	$53,872	6.7%
% of net revenues	16.9%	16.8%
Interest and other expense, net	$(9,884)	$(8,703)	13.6%
Income before provision for income taxes	$47,574	$45,169	5.3%
Provision for income taxes	$14,564	$11,138	30.8%
% of pre-tax income	30.6%	24.7%
Net income	$33,010	$34,031	(3.0)%
% of net revenues	9.7%	10.6%
Net income per share – basic	$0.73	$0.71	2.8%
Net income per share – diluted	$0.72	$0.70	2.9%
Net revenues increased 5.6% during the three months ended June 27, 2026 as compared with the same period of fiscal 2026. This was primarily attributable to revenue increases in Apheresis, driven by volume growth and share gains within the Plasma franchise, and revenue increases in MedSurg, driven by share gains in the Hemostasis Management and Transfusion Management product lines within the Blood Management Technologies franchise.
Operating income increased 6.7% during the three months ended June 27, 2026 as compared with the same period of fiscal 2026. The increase during the three months ended June 27, 2026 was primarily due to favorable product mix across all business units, as well as decreased amortization of fair value inventory step-up related to the acquisition of Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”).
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

Results of Operations
Net Revenues by Geography

	Three Months Ended
	June 27, 2026	June 28, 2025	Reported change	Currency impact	Constant currency change (1)

	(Dollars in Thousands)
United States	$257,844	$242,404	6.4%	—%	6.4%
International	81,536	78,990	3.2%	0.7%	2.5%
Net revenues	$339,380	$321,394	5.6%	0.2%	5.4%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 90 countries through a combination of our direct sales force and independent distributors. During the three months ended June 27, 2026, our revenue generated outside the U.S. was 24.0% of total net revenues, as compared with 24.6% during the three months ended June 28, 2025. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Yuan, relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.
Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.
Net Revenues by Business Unit

	Three Months Ended
	June 27, 2026	June 28, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Apheresis
Plasma	$155,524	$145,074	7.2%	0.1%	7.1%
Other(2)	35,794	36,662	(2.4)%	0.4%	(2.8)%
Apheresis net revenues	$191,318	$181,736	5.3%	0.2%	5.1%

MedSurg
Interventional Technologies(3)	$59,942	$58,483	2.5%	(0.3)%	2.8%
Blood Management Technologies(4)	88,120	81,175	8.6%	0.5%	8.1%
MedSurg net revenues	$148,062	$139,658	6.0%	0.1%	5.9%

Total net revenues	$339,380	$321,394	5.6%	0.2%	5.4%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
(2)    Other includes blood collection and processing devices and disposables.
(3)    Interventional Technologies includes Vascular Closure, Sensor Guided Technologies and Esophageal Protection product lines of the MedSurg business unit.
(4)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the MedSurg business unit.
Apheresis
Apheresis revenue increased by 5.3% on an as reported basis and by 5.1% without the effect of foreign exchange during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The increase was primarily driven by volume growth and share gains within the Plasma franchise.

MedSurg
MedSurg revenue increased by 6.0% on an as reported basis and by 5.9% without the effect of foreign exchange during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The increase was driven by higher market expansion in the Vascular Closure product line within the Interventional Technologies franchise, and by increased volume and share gains in the Hemostasis Management product line within the Blood Management Technologies franchise.
Gross Profit

	Three Months Ended
	June 27, 2026	June 28, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Gross profit	$202,803	$192,244	5.5%	—%	5.5%
% of net revenues	59.8%	59.8%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased by 5.5% on an as reported basis and by 5.5% without the effect of foreign exchange during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The increase was driven primarily by the continued transformation of the product portfolio to higher margin offerings, benefits from product innovation, and the absence of amortization of fair value inventory step-up related to the Attune Medical acquisition.
Operating Expenses

	Three Months Ended
	June 27, 2026	June 28, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Research and development	$16,200	$16,261	(0.4)%	0.4%	(0.8)%
% of net revenues	4.8%	5.1%
Selling, general and administrative	$118,941	$110,719	7.4%	0.8%	6.6%
% of net revenues	35.0%	34.4%
Amortization of acquired intangible assets	$10,204	$11,392	(10.4)%	0.4%	(10.8)%
% of net revenues	3.0%	3.5%
Total operating expenses	$145,345	$138,372	5.0%	0.7%	4.3%
% of net revenues	42.8%	43.1%
__________
(1)    Constant currency change, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Research and Development
Research and development expenses decreased by 0.4% on an as reported basis and decreased by 0.8% without the effect of foreign exchange during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The decrease was primarily due to higher performance-based compensation in the prior year.
Selling, General and Administrative
SG&A expenses increased by 7.4% on an as reported basis and increased by 6.6% without the effect of foreign exchange during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The increase was primarily due to higher personnel-related costs and freight charges.

Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $10.2 million during the three months ended June 27, 2026, as compared with $11.4 million during the three months ended June 28, 2025. The decrease was primarily due to certain intangible assets becoming fully amortized or being impaired during fiscal 2026.
Interest and Other Expense, Net
Interest and other expense, net increased by $1.2 million during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The increase was primarily due to increase interest expense resulting from the borrowing of the revolving credit facility, partially offset by additional gains recognized on the previously held equity interest in Vivasure Medical Limited (“Vivasure”).
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
For the three months ended June 27, 2026, we reported income tax expense of $14.6 million, representing an effective tax rate of 30.6%. The effective tax rate for the three months ended June 27, 2026 includes $1.7 million of discrete tax expense, primarily related to stock compensation shortfalls and valuation allowance impacts related to losses in certain recently acquired jurisdictions.
For the three months ended June 28, 2025, we reported income tax expense of $11.1 million, representing an effective tax rate of 24.7%. The effective tax rate for the three months ended June 28, 2025 includes $0.1 million of discrete tax expense, primarily related to stock compensation shortfalls.
The increase in the reported tax rate for the three months ended June 27, 2026, compared to the same period in fiscal 2026, relates primarily to the increase in net stock compensation shortfalls and the impact of losses incurred in certain jurisdictions for which no tax benefit was recognized.
Liquidity and Capital Resources
Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 27, 2026	March 28, 2026

	(Dollars in Thousands)
Cash and cash equivalents	$223,384	$245,440
Availability under revolving credit facilities(1)	$498,697	$448,697
Working capital	$547,597	$552,280
Current ratio	3.1	3.0
Net debt position(2)	$(950,774)	$(979,140)
Days sales outstanding	57	56
Inventory turnover	1.6	1.5
__________
(1)    Availability under our revolving credit facilities is reduced by borrowings on the revolving credit facilities of $250.0 million as of June 27, 2026 and by eligible outstanding letters of credit allowable of $1.3 million as of June 27, 2026 and March 28, 2026, respectively.
(2)    Net debt position is the sum of cash and cash equivalents less total debt.
Our primary sources of liquidity are cash and cash equivalents, internally generated cash flow from operations and our senior unsecured revolving credit facility. We believe these sources are sufficient to fund our cash requirements over at least the next twelve months and to meet our known long-term cash requirements, including our 2.5% convertible senior notes due in 2029 (the “2029 Notes”), and our senior unsecured term loan. Our expected cash outlays relate primarily to acquisitions, investments, capital expenditures, share repurchases, our ongoing market and regional alignment initiative, and payments of principal and interest under our credit facilities.

As of June 27, 2026, we had $223.4 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.
Convertible Senior Notes
As of June 27, 2026, the $700.0 million principal balance of the 2029 Notes was netted down by $10.4 million of remaining debt issuance costs, resulting in a net convertible note payable of $689.6 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. As of June 27, 2026, the 2029 Notes were not convertible. Interest expense related to the 2029 Notes was $5.2 million for the three months ended June 27, 2026, which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
Credit Facilities
On April 30, 2024, the Company entered into a second amended and restated credit agreement with certain lenders to refinance its credit facilities initially entered into in 2022 and extended their maturity date through April 2029. The second amended and restated credit agreement provides for a $250.0 million senior unsecured term loan, and a $750.0 million senior unsecured revolving credit facility (together, the “2024 Revised Credit Facilities”). Loans under the 2024 Revised Credit Facilities bear interest at an annual rate equal to the Adjusted Term SOFR Rate (as specified in the second amended and restated credit agreement), which is subject to a floor of 0%, plus an applicable rate ranging from 1.125% to 1.750% based on the Company’s consolidated net leverage ratio (as specified in the second amended and restated credit agreement) at the applicable measurement date. The revolving credit facility carries an unused fee that ranges from 0.125% to 0.250% annually based on the Company’s consolidated net leverage ratio at the applicable measurement date. The 2024 Revised Credit Facilities mature on April 30, 2029. The principal amount of the term loan under the 2024 Revised Credit Facilities amortizes quarterly through the maturity date at a rate of 2.5% for the first three years following the closing date, 5.0% for the fourth year following the closing date and 7.5% for the fifth year following the closing date, with the unpaid balance due at maturity.
As of June 27, 2026, $237.5 million was outstanding under the term loan with an effective interest rate of 5.7%. In connection with the settlement of the convertible notes due in 2026, we borrowed $300.0 million under the revolving credit facility. In the first quarter of fiscal 2027, we repaid $50.0 million of the outstanding amount under the revolving credit facility, and as of June 27, 2026, $250.0 million remained outstanding under the revolving credit facility. During the second quarter of fiscal 2027, the Company repaid an additional $50.0 million on the revolving credit facility.
We also had $17.5 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of June 27, 2026.
We have scheduled principal payments of $6.3 million required during the remainder of fiscal 2027 related to our term loan.
2025 Share Repurchase Program
In April 2025, our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. During fiscal 2026, the Company repurchased 3,009,834 shares for $175.0 million at an average price per share upon settlement of $58.14. As of June 27, 2026, the total remaining authorization for repurchases of our common stock under the share repurchase program was $325.0 million.
Market and Regional Alignment Initiative
In May 2025, our Board approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing our resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. During the three months ended June 27, 2026, we incurred restructuring and restructuring related costs of $2.3 million under this initiative. Total cumulative charges under the market and regional alignment initiative are $7.9 million as of June 27, 2026. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors.

Cash Flows

	Three Months Ended
	June 27, 2026	June 28, 2025

	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$52,323	$17,395
Investing activities	(22,234)	(33,000)
Financing activities	(51,528)	(2,442)
Effect of exchange rate changes on cash and cash equivalents(1)	(617)	4,182
Net change in cash and cash equivalents	$(22,056)	$(13,865)
__________
(1)    The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Operating Cash Flows
Net cash provided by operating activities increased by $34.9 million during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. Cash flows from operations for fiscal 2027 period included net income of $33.0 million, adjusted for non-cash depreciation and amortization of $27.1 million and share-based compensation expense of $9.3 million, partially offset by cash outflows for working capital of $20.0 million driven by digital transformation costs. The fiscal 2026 period included cash inflows for net income of $34.0 million, adjusted for non-cash depreciation and amortization of $28.8 million, share-based compensation expense of $9.3 million and amortization of fair value inventory step up of $2.4 million, partially offset by unfavorable working capital adjustments of $55.5 million.
Investing Cash Flows
Net cash used in investing activities decreased by $10.8 million during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The fiscal 2027 period included cash outflows for capital expenditures of $7.9 million and non-cash transfers from inventory of $5.6 million. The fiscal 2026 period included cash outflows for strategic investments of $18.1 million and non-cash transfers from inventory of $11.5 million.
Financing Cash Flows
Net cash used in financing activities increased by $49.1 million during the three months ended June 27, 2026, as compared with the same period of fiscal 2026. The fiscal 2027 period included cash outflows of $50.0 million for repayment on our revolving credit facility, $3.5 million of employee equity award settlements and $1.6 million for repayments of term loan borrowings. The fiscal 2026 period included cash outflows of $4.8 million of employee equity award settlements and $1.6 million for repayments of term loan borrowings.
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
•The potential that the expected strategic benefits and opportunities from completed or planned acquisitions, including our acquisitions of Vivasure, OpSens Inc. and Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”), divestitures or other strategic investments by us may not be realized or may take longer to realize than expected;
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
•Geopolitical and economic conditions in China, Taiwan, Russia, Ukraine, Iran and other parts of the Middle East and other foreign jurisdictions where we do business;
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
Foreign Exchange Risk
Our reporting currency is the U.S. Dollar, however, during the three months ended June 27, 2026 and June 28, 2025, 24.0% and 24.6%, respectively, of our sales were generated outside the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of June 27, 2026, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $1.4 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $1.8 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of June 27, 2026 was $237.5 million with an effective interest rate of 5.7% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $2.9 million. As of June 27, 2026, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $198.0 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.
Concentration of Credit Risk
Concentrations of credit risk with respect to trade accounts receivable are generally limited due to our large number of customers and their diversity across many geographic areas. Certain markets and industries, however, can expose us to concentrations of credit risk. For example, in the Plasma reporting unit within the Apheresis reportable segment, sales are concentrated with several large customers. As a result, accounts receivable extended to any one of these biopharmaceutical customers can be significant at any point in time. In addition, a portion of our trade accounts receivable outside the U.S. include sales to government-owned or supported healthcare systems in several countries, which are subject to payment delays and local economic conditions. Payment is dependent upon the financial stability and creditworthiness of those countries’ national economies.
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
As part of our business development strategy, we maintain strategic investments in certain entities. The carrying value of our strategic investments was $24.7 million as of June 27, 2026 and $19.2 million as of March 28, 2026. These investments are included within other long-term assets in our condensed consolidated balance sheets.
During the three months ended June 27, 2026, we recognized a $1.0 million loss related to an equity method investment, which reduced the carrying value of the investment accordingly. Other than this adjustment, we did not record any material adjustments to the carrying value of its strategic investments during the three months ended June 27, 2026 or June 28, 2025. For further discussion, refer to Note 3, Acquisitions and Strategic Investments within these condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, as of June 27, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this Item may be found in Note 14, Commitments and Contingencies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
There are no material changes from the Risk Factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 27, 2026, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

Item 6. Exhibits

Exhibit Number	Description
3.1	Restated Articles of Organization of the Company, reflecting Articles of Amendment dated August 23, 1993, August 21, 2006, July 26, 2018 and July 25, 2019 (filed as Exhibit 3.1 to the Company’s Form 8-K dated July 29, 2019 and incorporated herein by reference).

3.2	By-Laws of the Company, as amended through June 29, 2020 (filed as Exhibit 3.1 to the Company’s Form 8-K dated June 30, 2020 and incorporated herein by reference).

10.1*	Form of Performance Share Unit Award Agreement under Amended and Restated 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2027) (rTSR) (1).

10.2*	Form of Performance Share Unit Award Agreement under Amended and Restated 2019 Long-Term Incentive Compensation Plan (adopted fiscal 2027) (AAGR) (1).

31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

32.1**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Christopher A. Simon, President and Chief Executive Officer of the Company.

32.2**	Certification Pursuant to 18 United States Code Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of James C. D'Arecca, Executive Vice President, Chief Financial Officer of the Company.

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended June 27, 2026 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

HAEMONETICS CORPORATION

August 6, 2026	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)