Form 10-Q
period 2026-09-26
HAEMONETICS CORP
filed 2026-11-05
CIK 313143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
The number of shares of $0.01 par value common stock outstanding as of October 30, 2026: 45,537,511.

HAEMONETICS CORPORATION

ITEM 1. FINANCIAL STATEMENTS
HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars and Shares in Thousands, Except Per Share Data)
Net revenues	$357,759	$327,315	$697,139	$648,709
Cost of goods sold	136,846	132,571	273,423	261,721
Gross profit	220,913	194,744	423,716	386,988
Operating expenses:
Research and development	17,029	14,872	33,229	31,133
Selling, general and administrative	118,361	101,615	237,302	212,334
Amortization of acquired intangible assets	10,403	11,182	20,607	22,574
Impairment of intangible assets	—	8,584	—	8,584
Total operating expenses	145,793	136,253	291,138	274,625
Operating income	75,120	58,491	132,578	112,363
Interest and other expense, net	(12,261)	(7,206)	(22,145)	(15,909)
Income before provision for income taxes	62,859	51,285	110,433	96,454
Provision for income taxes	16,554	12,601	31,118	23,739
Net income	$46,305	$38,684	$79,315	$72,715

Net income per common share:
Basic	$1.02	$0.81	$1.75	$1.52
Diluted	$1.00	$0.81	$1.72	$1.51

Weighted average shares outstanding
Basic	45,500	47,590	45,430	47,850
Diluted	46,463	47,664	46,084	48,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Net income	$46,305	$38,684	$79,315	$72,715

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,493	(4,419)	(3,215)	14,888
Unrealized gain (loss) on cash flow hedges, net of tax	1,534	336	2,332	(184)
Reclassifications into earnings of cash flow hedge gains, net of tax	(115)	(206)	(220)	(151)
Other comprehensive income (loss)	2,912	(4,289)	(1,103)	14,553
Comprehensive income	$49,217	$34,395	$78,212	$87,268
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 26, 2026	March 28, 2026

	(Dollars in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$260,712	$245,440
Accounts receivable, less allowance for credit losses of $3,524 as of September 26, 2026 and $3,693 as of March 28, 2026	224,952	216,855
Inventories, net	305,006	306,370
Prepaid expenses and other current assets	64,857	66,214
Total current assets	855,527	834,879
Property, plant and equipment, net	307,921	305,761
Intangible assets, less accumulated amortization of $386,872 as of September 26, 2026 and $363,763 as of March 28, 2026	426,364	447,655
Goodwill	657,104	656,368
Deferred tax asset	9,350	9,521
Other long-term assets	154,339	141,741
Total assets	$2,410,605	$2,395,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$9,643	$5,015
Accounts payable	71,640	51,056
Accrued payroll and related costs	54,424	68,191
Other current liabilities	165,131	158,337
Total current liabilities	300,838	282,599
Long-term debt	1,114,118	1,219,565
Deferred tax liability	41,824	38,048
Other long-term liabilities	55,328	59,393
Stockholders’ equity:
Common stock, $0.01 par value; Authorized — 150,000,000 shares; Issued and outstanding — 45,523,872 shares as of September 26, 2026 and 45,252,667 shares as of March 28, 2026	455	453
Additional paid-in capital	579,798	554,137
Retained earnings	356,961	279,344
Accumulated other comprehensive loss	(38,717)	(37,614)
Total stockholders’ equity	898,497	796,320
Total liabilities and stockholders’ equity	$2,410,605	$2,395,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 28, 2026	45,252,667	$453	$554,137	$279,344	$(37,614)	$796,320
Employee stock purchase plan	73,033	1	3,122	—	—	3,123
Exercise of stock options	7,244	—	426	—	—	426
Issuance of restricted stock, net of cancellations	157,265	1	(1)	—	—	—
Tax withholding on employee equity awards	(18,896)	—	(236)	(838)	—	(1,074)
Share-based compensation expense	—	—	9,311	—	—	9,311
Net income	—	—	—	33,010	—	33,010
Other comprehensive loss	—	—	—	—	(4,015)	(4,015)
Balance, June 27, 2026	45,471,313	$455	$566,759	$311,516	$(41,629)	$837,101
Exercise of stock options	30,314	—	1,951	—	—	1,951
Issuance of restricted stock, net of cancellations	22,261	1	(1)	—	—	—
Tax withholding on employee equity awards	(16)	(1)	861	(860)	—	—
Share-based compensation expense	—	—	10,228	—	—	10,228
Net income	—	—	—	46,305	—	46,305
Other comprehensive income	—	—	—	—	2,912	2,912
Balance, September 26, 2026	45,523,872	$455	$579,798	$356,961	$(38,717)	$898,497

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Par Value

	(Dollars in Thousands, Except Share Data)
Balance, March 29, 2025	48,215,899	$482	$523,264	$352,174	$(55,084)	$820,836
Employee stock purchase plan	64,884	1	3,475	—	—	3,476
Exercise of stock options	9,141	—	698	(236)	—	462
Shares repurchased	(363,886)	(4)	26,051	(26,047)	—	—
Issuance of restricted stock, net of cancellations	250,532	3	(3)	—	—	—
Tax withholding on employee equity awards	(17,847)	—	(783)	(3,876)	—	(4,659)
Share-based compensation expense	—	—	9,312	—	—	9,312
Net income	—	—	—	34,031	—	34,031
Other comprehensive income	—	—	—	—	18,842	18,842
Balance, June 28, 2025	48,158,723	$482	$562,014	$356,046	$(36,242)	$882,300
Exercise of stock options	857	—	74	(11)	—	63
Shares repurchased, including excise tax	(1,430,579)	(14)	(16,759)	(58,387)	—	(75,160)
Issuance of restricted stock, net of cancellations	18,626	(1)	—	—	—	(1)
Tax withholding on employee equity awards	(246)	—	(4)	(9)	—	(13)
Share-based compensation expense	—	—	7,589	—	—	7,589
Net income	—	—	—	38,684	—	38,684
Other comprehensive loss	—	—	—	—	(4,289)	(4,289)
Balance, September 27, 2025	46,747,381	$467	$552,914	$336,323	$(40,531)	$849,173
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Cash Flows from Operating Activities:
Net income	$79,315	$72,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,871	57,013
Amortization of fair value inventory step-up	—	4,491
Share-based compensation expense	19,539	16,901
Impairment of intangible assets	—	8,584
Deferred income taxes	3,234	(3,956)
Other non-cash operating activities	5,389	2,361
Change in operating assets and liabilities:
Change in accounts receivable	(8,064)	(3,702)
Change in inventories	978	25,058
Change in prepaid income taxes	2,428	3,136
Change in other assets and other liabilities	(18,277)	(23,688)
Change in accounts payable and accrued expenses	41,010	(30,197)
Net cash provided by operating activities	180,423	128,716
Cash Flows from Investing Activities:
Capital expenditures	(22,677)	(8,770)
Non-cash transfers from inventory to property, plant and equipment for Haemonetics equipment	(15,657)	(29,149)
Proceeds from sale of property, plant and equipment	813	417
Other investments	(9,000)	(25,966)
Net cash used in investing activities	(46,521)	(63,468)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(100,000)	—
Repayment of term loan borrowings	(3,125)	(3,125)
Share repurchases	—	(75,000)
Contingent consideration payments	(17,597)	—
Proceeds from employee stock purchase plan	3,123	3,476
Proceeds from exercise of stock options	2,377	525
Cash used to net share settle employee equity awards	(3,888)	(4,795)
Other financing activities	(29)	(75)
Net cash used in financing activities	(119,139)	(78,994)
Effect of exchange rates on cash and cash equivalents	509	3,409
Net Change in Cash and Cash Equivalents	15,272	(10,337)
Cash and Cash Equivalents at Beginning of Period	245,440	306,763
Cash and Cash Equivalents at End of Period	$260,712	$296,426
The accompanying notes are an integral part of these condensed consolidated financial statements.

HAEMONETICS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Haemonetics Corporation (“Haemonetics” or the “Company”) presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany transactions have been eliminated. Operating results for the six months ended September 26, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending April 3, 2027 or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K for the fiscal year ended March 28, 2026.
The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. There were no material recognized or unrecognized subsequent events as of or for the six months ended September 26, 2026.
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
In July 2025, the FASB issued ASC Update No. 2025-05, Financial Instruments - Credit Losses (Topic 326). ASC Update No. 2025-05 introduces a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASC Update No. 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. The updated guidance is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. ASC Update No. 2025-05 is applicable to Haemonetics beginning with the fiscal 2027 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures. The guidance can be applied on a prospective basis with the option to apply the standard retrospectively.
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
In May 2026, the FASB issued ASC Update No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASC Update No. 2026-02 establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. The updated guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. ASC Update No. 2026-02 is applicable to Haemonetics beginning with the fiscal 2029 Annual Report on Form 10-K and the Company is currently evaluating the impact to its interim and annual report disclosures.
3. ACQUISITIONS AND STRATEGIC INVESTMENTS
Acquisitions
Vivasure Medical Limited
On January 9, 2026, the Company acquired all of the outstanding equity interests of Vivasure Medical Limited (“Vivasure”) for a net purchase price of $166.0 million. The net purchase price included $60.2 million paid in cash at closing, net of $0.4 million cash acquired and after giving effect to the value of certain prior investments and loans made by the Company to Vivasure, as well as other customary closing adjustments, and the fair value of contingent consideration of $20.7 million. The contingent consideration is based on sales growth over the three years following the completion of the acquisition and the achievement of certain other milestones and is also subject to adjustments based on the value of certain prior investments and loans. The Company financed this transaction through available cash on hand. During the fourth quarter of fiscal 2026, the Company recorded a gain of $4.9 million within interest and other expense, net on the consolidated statements of income as a result of the remeasurement of the Company’s prior equity interest of approximately 30% in Vivasure, which had a fair value of $47.3 million.
Vivasure is a Galway, Ireland-based company pioneering next-generation technology for percutaneous vessel closure. Vivasure’s PerQseal® Elite vascular closure system uses a proprietary bioabsorbable patch to seal large-bore (up to 26 F) arteriotomies and venotomies from inside the vessel, offering a sutureless, fully absorbable solution for certain structural heart and endovascular procedures. PerQseal Elite received CE Mark in Europe for both arterial and venous indications in 2025, and in October 2026 the U.S. Food and Drug Administration (“FDA”) approved PerQseal Elite for large-bore arterial procedures. As part of the FDA’s approval, the Company will also conduct and report periodically to the FDA on a post-approval study designed to characterize the real-world safety and performance of PerQseal Elite in U.S. clinical practice. The addition of Vivasure expands the MedSurg business unit portfolio in the interventional cardiology market and is included in the MedSurg reportable segment.
Purchase Price Allocation
The Company accounted for the acquisition as a business combination, and in accordance with FASB ASC 805, Business Combinations (Topic 805), recorded the assets acquired and liabilities assumed at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed have been recognized based on management’s estimates and assumptions using the information regarding facts and circumstances that existed at the closing date. The assessment of fair value is preliminary and is based on information that was available at the time the Company’s consolidated financial statements were prepared. Measurement period adjustments may arise upon the availability of further information regarding events or circumstances that existed at the acquisition date and will be recorded in the period in which they are determined, as if they had been completed at the acquisition date. During the second quarter of fiscal 2027 the Company recorded measurement period adjustments that were considered not material. The finalization of the Company’s purchase accounting assessment could result in changes in the valuation of assets acquired and liabilities assumed, which could be material. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by Topic 805.

The total purchase price of $166.0 million consists of the amounts presented below, which represent the initial determination of the fair value of the identifiable assets acquired and liabilities assumed:

January 9, 2026
(Dollars in Thousands)
Cash and cash equivalents	$449
Accounts receivable	21
Inventories	1,056
Prepaid expenses and other current assets	1,736
Property, plant and equipment	575
Intangible assets	117,100
Goodwill	52,076
Other long-term assets	1,972
Total assets acquired	$174,985
Accounts payable	1,186
Accrued payroll and related costs	2,889
Other current liabilities	4,741
Other long-term liabilities	199
Total liabilities assumed	9,015
Net assets acquired	$165,970
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
The excess of the purchase price over the tangible assets, identifiable intangible asset and assumed liabilities was recorded as goodwill. As a result of the acquisition of Vivasure, the Company recognized goodwill of $52.1 million based on expected synergies from integration into the Company’s MedSurg business unit. The goodwill is not deductible for tax purposes and relates entirely to the MedSurg reportable segment.
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
Strategic Investments
As part of its business development strategy, the Company maintains strategic investments in certain entities. The carrying value of the Company’s strategic investments was $23.4 million as of September 26, 2026 and $19.2 million as of March 28, 2026. These investments are included within other long-term assets in the Company’s condensed consolidated balance sheets.

During the three and six months ended September 26, 2026, the Company recognized losses of $1.4 million and $2.4 million, respectively, related to an equity method investment, which reduced the carrying value of the investment accordingly. Other than this adjustment, the Company did not record any material adjustments to the carrying value of its strategic investments during the three and six months ended September 26, 2026 or September 27, 2025.
4. REVENUE
As of September 26, 2026, the Company had $30.1 million of transaction price allocated to remaining performance obligations related to executed contracts with an original duration of one year or more. The Company expects to recognize approximately 78% of this amount as revenue within the next twelve months and the remaining balance thereafter.
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
As of September 26, 2026 and March 28, 2026, the Company had contract liabilities of $67.3 million and $42.3 million, respectively. During the three and six months ended September 26, 2026, the Company recognized $11.0 million and $29.1 million, respectively, of revenue that was included in the above March 28, 2026 contract liability balance. Contract liabilities are classified as other current liabilities on the condensed consolidated balance sheets. As of September 26, 2026 and March 28, 2026, the Company’s contract assets were $5.6 million and $5.5 million, respectively.
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
Market and Regional Alignment Initiative
In May 2025, the Board approved a market and regional alignment initiative and delegated authority to the Company’s management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing the Company’s resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. The amounts and timing of estimated costs and savings are subject to change until finalized. The actual amounts and timing may vary materially based on various factors. Under this initiative, the Company recognized de minimis reversals of previously incurred costs during the three months ended September 26, 2026 and incurred restructuring and restructuring related costs of $2.2 million during the six months ended September 26, 2026, as compared to restructuring and restructuring related costs of $0.7 million and $3.4 million during the three and six months ended September 27, 2025, respectively. Total cumulative charges under the market and regional alignment initiative are $7.9 million as of September 26, 2026.
The following table summarizes the activity for restructuring reserves related to the market and regional alignment initiative as well as certain previously completed programs for the six months ended September 26, 2026, substantially all of which relates to employee severance, other employee costs, inventory reserves and lease termination fees:

	Market and Regional Alignment Initiative	Previously Completed Programs(1)	Total

Balance as of March 28, 2026	$568	$739	$1,307
Costs incurred, net of reversals	2,292	(221)	2,071
Payments	(2,519)	(479)	(2,998)
Balance as of September 26, 2026	$341	$39	$380
__________
(1)    Reflects the Company’s Operational Excellence Program and portfolio rationalization initiatives, each of which closed as of March 29, 2025.

The following presents the net restructuring costs by line item within the Company’s accompanying unaudited condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Cost of goods sold	$(219)	$(141)	$564	$(526)
Research and development	—	349	(8)	1,034
Selling, general and administrative expenses	(8)	(4)	1,515	962
Total	$(227)	$204	$2,071	$1,470
As of September 26, 2026, the Company had a restructuring liability of $0.4 million, all of which is payable within the next twelve months.
In addition to the restructuring expenses included in the table above, the Company also incurred costs that do not constitute restructuring costs under FASB ASC Topic 420, Exit and Disposal Cost Obligations, and which the Company instead refers to as restructuring related costs. These costs consist primarily of expenditures directly related to the restructuring actions.
The tables below present restructuring and restructuring related costs by reportable segment:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Restructuring costs
Apheresis	$(197)	$(415)	$(184)	$(867)
MedSurg	(7)	540	2,302	1,116
Corporate	(23)	79	(47)	1,221
Total	$(227)	$204	$2,071	$1,470

Restructuring related costs
Apheresis	$—	$—	$—	$9
MedSurg	—	—	—	—
Corporate	11	54	(29)	103
Total	$11	$54	$(29)	$112

Total restructuring and restructuring related costs	$(216)	$258	$2,042	$1,582
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
For the three and six months ended September 26, 2026, the Company reported income tax expense of $16.6 million and $31.1 million, respectively, representing an effective tax rate of 26.3% and 28.2%, respectively. The effective tax rate for the three months ended September 26, 2026 is primarily impacted by valuation allowances recorded against deferred tax assets in jurisdictions with losses from recent acquisitions. The effective tax rate for the six months ended September 26, 2026 includes $1.6 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three and six months ended September 27, 2025, the Company reported income tax expense of $12.6 million and $23.7 million, respectively, representing an effective tax rate of 24.6% in each period. The effective tax rates for the three and six months ended September 27, 2025 was primarily impacted related to stock compensation shortfalls.

The increase in the reported tax rate for the six months ended September 26, 2026, compared to the same period in fiscal 2026, relates primarily to the increase in net stock compensation shortfalls and the impact of losses incurred in certain jurisdictions for which no tax benefit was recognized.
7. EARNINGS PER SHARE
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars and Shares in Thousands, Except Per Share)
Net income	$46,305	$38,684	$79,315	$72,715

Basic weighted average shares outstanding	45,500	47,590	45,430	47,850
Dilutive net effect of common stock equivalents	963	74	654	159
Diluted weighted average shares	46,463	47,664	46,084	48,009

Net income per share
Basic	$1.02	$0.81	$1.75	$1.52
Diluted	$1.00	$0.81	$1.72	$1.51

Anti-dilutive shares excluded from the calculation	606	1,134	743	1,041
Basic earnings per share is calculated using the Company’s weighted average outstanding common shares. Diluted earnings per share is calculated using its weighted-average outstanding common shares including the dilutive effect of stock awards as determined under the treasury stock method and the outstanding convertible senior notes as determined under the net share settlement method. From the time of the issuance of the convertible senior notes, the average market price of the Company’s common shares has been less than the applicable initial conversion price, and consequently no shares have been included in diluted earnings per share for the conversion values of the convertible senior notes.
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
During fiscal 2026, the Company repurchased 3,009,834 shares for $175.0 million at an average price per share upon settlement of $58.14. As of September 26, 2026, the total remaining authorization for repurchases of the Company's common stock under the 2025 share repurchase program was $325.0 million.

8. INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include the cost of material, labor and manufacturing overhead. Cost is determined with the first-in, first-out method.

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
Raw materials	$109,100	$114,873
Work-in-process	14,900	11,974
Finished goods	181,006	179,523
Total	$305,006	$306,370
9. PROPERTY, PLANT AND EQUIPMENT

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
Land	$2,287	$2,251
Building and building improvements	109,760	109,793
Plant equipment and machinery	201,813	197,552
Office equipment and information technology	133,678	131,085
Haemonetics equipment	388,783	371,205
Construction in progress	36,998	29,943
Property, plant and equipment, at cost	873,319	841,829
Less: accumulated depreciation	(565,398)	(536,068)
Property, plant and equipment, net	$307,921	$305,761
During the three and six months ended September 26, 2026, depreciation expense was $15.7 million and $31.1 million, respectively. During the three and six months ended September 27, 2025, depreciation expense was $15.5 million and $30.9 million, respectively.
10. LEASES
Lessor Activity
Assets on the Company’s balance sheet classified as Haemonetics equipment primarily consist of medical devices installed at customer sites but owned by Haemonetics. These devices are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as the purchase and consumption of a certain level of disposable products. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where devices are provided under operating lease arrangements, a substantial majority of the entire lease revenue is variable and subject to subsequent non-lease component (disposable products) sales. The allocation of revenue between the lease and non-lease components is based on estimated stand-alone selling prices. Operating lease revenue represents approximately two percent of the Company’s total net revenues during both the three and six months ended September 26, 2026.
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
The changes in the carrying amount of goodwill by operating segment for fiscal 2027 are as follows:

	Apheresis	MedSurg	Total

	(Dollars in Thousands)
Carrying amount as of March 28, 2026	$55,931	$600,437	$656,368
Purchase accounting adjustments	—	1,597	1,597
Currency translation	50	(911)	(861)
Carrying amount as of September 26, 2026	$55,981	$601,123	$657,104
The gross carrying amount of intangible assets and the related accumulated amortization as of September 26, 2026 and March 28, 2026 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

September 26, 2026	(Dollars in Thousands)
Amortizable:
Developed technology	$554,323	$210,319	$344,004	11.2
Customer contracts and related relationships	129,857	78,823	51,034	10.9
Capitalized software	99,620	85,198	14,422	2.8
Patents and other	7,422	4,911	2,511	5.1
Trade names	14,628	7,621	7,007	10.0
Total	$805,850	$386,872	$418,978

Non-amortizable:
In-process software development	$7,386
Total	$7,386

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)

March 28, 2026	(Dollars in Thousands)
Amortizable:
Developed technology	$556,631	$193,114	$363,517	11.6
Customer contracts and related relationships	130,862	76,489	54,373	11.3
Capitalized software	95,880	82,284	13,596	2.9
Patents and other	7,422	4,613	2,809	5.5
Trade names	14,720	7,263	7,457	10.4
Total	$805,515	$363,763	$441,752

Non-amortizable:
In-process software development	$5,903
Total	$5,903
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
Intangible assets include the value assigned to license rights and other developed technology, patents, customer contracts and relationships and trade names. The estimated useful lives for all of these intangible assets are approximately 5 to 16 years.
During the three and six months ended September 26, 2026, amortization expense was $11.9 million and $23.7 million, respectively. During the three and six months ended September 27, 2025, amortization expense was $12.8 million and $26.1 million, respectively.
Future annual amortization expense on intangible assets for the next five years is estimated to be as follows:

Amortization Expense
(Dollars in Thousands)
Remainder of Fiscal 2027	$23,943
Fiscal 2028	$45,678
Fiscal 2029	$43,689
Fiscal 2030	$42,420
Fiscal 2031	$40,794
12. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
Convertible notes	$690,476	$688,775
Term loan, net of financing fees	232,594	235,131
Revolving credit facility	200,000	300,000
Other borrowings	691	674
Total debt	1,123,761	1,224,580
Less: current portion	(9,643)	(5,015)
Long-term debt	$1,114,118	$1,219,565
Convertible Senior Notes
2029 Notes
On May 28, 2024, the Company issued $700.0 million aggregate principal amount of 2.5% convertible senior notes due 2029 (the “2029 Notes”). The 2029 Notes are governed by the terms of the Indenture between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the sale of the 2029 Notes, after deducting the initial purchasers’ discounts and debt issuance costs, were $682.8 million, with a portion of funds used to repay the entirety of the balance on the revolving credit facility under the Company’s second amended and restated credit agreement, to repurchase a portion of the Company’s convertible senior notes due in 2026 and to complete capped call transactions in connection with the issuance of the 2029 Notes, as described further below, with the remaining proceeds available for other working capital requirements. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased.
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
During the second quarter of fiscal 2027, the conditions allowing holders of the 2029 Notes to convert have not been met. The 2029 Notes were therefore not convertible as of September 26, 2026 and were classified as long-term debt on the Company’s consolidated balance sheets.
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
As of September 26, 2026, the $700.0 million principal balance was netted down by $9.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $690.5 million. Interest expense related to the 2029 Notes was $5.2 million and $10.5 million, respectively, for the three and six months ended September 26, 2026, which includes nominal interest expense and the amortization of the debt issuance costs. The nominal interest rate is 2.5% and the remaining debt issuance costs are amortized at an effective interest rate of 3.0%.
Capped Calls
In connection with the issuance of the 2029 Notes, the Company entered into capped call transactions with certain counterparties (“Capped Calls”). The Capped Calls each have an initial strike price of approximately $117.12 per share, subject to certain adjustments, which corresponds to the initial conversion price of the convertible notes. The Capped Calls have initial cap prices of $180.18 per share, subject to certain adjustments. The Capped Calls are expected to partially offset the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover approximately 5.98 million shares of the Company’s common stock, subject to anti-dilution adjustments. For accounting purposes, the Capped Calls are separate transactions, and not part of the 2029 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $88.2 million incurred to purchase the Capped Calls was recorded as a reduction to additional paid-in capital in fiscal 2025 and will not be remeasured.

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
The Company applied modification accounting for the credit facility refinancing, which resulted in the capitalization of an additional $5.9 million in lender fees and third-party costs. During the three and six months ended September 26, 2026, the Company recognized $6.5 million and $13.7 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities. During the three and six months ended September 27, 2025, the Company recognized $4.3 million and $8.5 million, respectively, of interest expense and amortization of debt issuance costs related to its credit facilities.
As of September 26, 2026, $235.9 million was outstanding under the term loan with an effective interest rate of 6.0%, which was netted down by the $3.3 million of remaining debt discount, resulting in a net note payable of $232.6 million. The Company has scheduled principal payments of $7.8 million required during the 12 months following September 26, 2026. In connection with the settlement of the convertible senior notes due in 2026, the Company borrowed $300.0 million under the revolving credit facility. During the first half of fiscal 2027, the Company repaid $100.0 million of the outstanding amount under the revolving credit facility. As of September 26, 2026, $200.0 million remained outstanding under the revolving credit facility.
The Company also had $18.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 26, 2026.
The Company was in compliance with the consolidated net leverage and interest coverage ratios specified in the 2024 Revised Credit Facilities as well as all other bank covenants as of September 26, 2026.
Commitment Fee
Pursuant to the 2024 Revised Credit Facilities, the Company is required to pay, on the last day of each calendar quarter, a commitment fee on the unused portion of the revolving credit facility. The commitment fee is subject to a pricing grid based on the Company’s consolidated net leverage ratio. The commitment fee ranges from 0.125% to 0.250%. The current commitment fee on the undrawn portion of the revolving credit facility is 0.2%.
The future aggregate amount of debt maturities are as follows:

Debt Maturities
(Dollars in Thousands)
Remainder of Fiscal 2027	$4,718
Fiscal 2028	12,562
Fiscal 2029	18,816
Fiscal 2030	1,100,071
Fiscal 2031	75
Thereafter	388
Total debt maturities	$1,136,630

13. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company manufactures, markets and sells its products globally. During the three and six months ended September 26, 2026, 25.1% and 24.6%, respectively, of the Company’s sales were generated outside the U.S. in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.
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
Designated Foreign Currency Hedge Contracts
All of the Company’s designated foreign currency hedge contracts as of September 26, 2026 and March 28, 2026 were cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The Company records the effective portion of any change in the fair value of designated foreign currency hedge contracts in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the designated foreign currency hedge contracts to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. The Company had designated foreign currency hedge contracts outstanding in the contract amount of $80.0 million as of September 26, 2026 and $30.1 million as of March 28, 2026. As of September 26, 2026, a loss of $1.0 million, net of tax, will be reclassified to earnings within the next eighteen months. Substantially all currency cash flow hedges outstanding as of September 26, 2026 mature within eighteen months.
Non-Designated Foreign Currency Contracts
The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. It uses foreign currency forward contracts as a part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. They are not designated as cash flow or fair value hedges under ASC 815. These forward contracts are marked-to-market with changes in fair value recorded to earnings. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding in the contract amount of $51.2 million as of September 26, 2026 and $75.3 million as of March 28, 2026.
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

The Company held the following interest rate swaps as of September 26, 2026:

Hedged Item	Original Notional Amount	Notional Amount as of September 26, 2026	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Estimated Asset Fair Value

	(Dollars in Thousands)
1-month USD Term SOFR	$109,900	$99,010	9/27/2024	9/30/2024	4/30/2029	3.3%	$3,007
1-month USD Term SOFR	109,900	97,672	9/27/2024	9/30/2024	4/30/2029	3.3%	3,024
Total	$219,800	$196,682					$6,031
For the six months ended September 26, 2026, the Company recognized a gain on the interest rate swaps to recognize the effective portion of the fair value of the swaps that qualify as cash flow hedges of $3.4 million, net of tax, in accumulated other comprehensive loss (“AOCL”) within the condensed consolidated balance sheets.
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
The following is a roll forward of the allowance for credit losses:

Allowance for Credit Losses (Write-offs)
(Dollars in Thousands)
Balance as of March 28, 2026	$3,693
Credit loss	83
Write-offs	(254)
Balance as of September 26, 2026	$3,522
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

Fair Value of Derivative Instruments
The following table presents the effect of the Company’s derivative instruments designated as cash flow hedges and those not designated as hedging instruments under ASC 815 in its condensed consolidated statements of income for the six months ended September 26, 2026:

Derivative Instruments	Amount of (Loss) Gain Recognized in AOCL	Amount of (Loss) Gain Reclassified from AOCL into Earnings	Classification in Earnings	Amount of Gain (Loss) Excluded from Effectiveness Testing	Classification in Earnings

	(Dollars in Thousands)
Designated foreign currency hedge contracts, net of tax	$(1,024)	$(230)	Net revenues, COGS and SG&A	$443	Interest and other expense, net
Non-designated foreign currency hedge contracts	$—	$—		$(528)	Interest and other expense, net
Designated interest rate swaps, net of tax	$3,355	$11	Interest and other expense, net	$—
The Company did not have fair value hedges or net investment hedges outstanding as of September 26, 2026 or March 28, 2026. As of September 26, 2026, there were no material deferred taxes recognized for designated foreign currency hedges.
ASC 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. The Company determines the fair value of its derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, current interest rate curves, interest rate volatilities, the creditworthiness of the counterparty for assets, and its creditworthiness for liabilities. In certain instances, the Company may utilize financial models to measure fair value. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 26, 2026, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 815, as discussed below, because these observable inputs are available for substantially the full term of its derivative instruments.
The following tables present the fair value of the Company’s derivative instruments as they appear in its condensed consolidated balance sheets as of September 26, 2026 and March 28, 2026:

	Classification	September 26, 2026	March 28, 2026

		(Dollars in Thousands)
Derivative Assets:
Designated foreign currency hedge contracts	Prepaid expenses and other current assets	$691	$1,245
Non-designated foreign currency hedge contracts	Prepaid expenses and other current assets	93	330
Designated interest rate swaps	Prepaid expenses and other current assets	2,199	823
Designated interest rate swaps	Other long-term assets	3,832	947
Total		$6,815	$3,345

Derivative Liabilities:
Designated foreign currency hedge contracts	Other current liabilities	$892	$50
Non-designated foreign currency hedge contracts	Other current liabilities	158	63
Total		$1,050	$113

Fair Value Measured on a Recurring Basis
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 26, 2026 and March 28, 2026.

	September 26, 2026
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$64,468	$—	$—	$64,468
Designated foreign currency hedge contracts	—	691	—	691
Non-designated foreign currency hedge contracts	—	93	—	93
Designated interest rate swaps	—	6,031	—	6,031
Total	$64,468	$6,815	$—	$71,283

Liabilities
Designated foreign currency hedge contracts	$—	$892	$—	$892
Non-designated foreign currency hedge contracts	—	158	—	158
Contingent consideration	—	—	3,300	3,300
Total	$—	$1,050	$3,300	$4,350

	March 28, 2026
	Level 1	Level 2	Level 3	Total

	(Dollars in Thousands)
Assets
Money market funds	$90,716	$—	$—	$90,716
Designated foreign currency hedge contracts	—	1,245	—	1,245
Non-designated foreign currency hedge contracts	—	330	—	330
Designated interest rate swaps	—	1,770	—	1,770
Total	$90,716	$3,345	$—	$94,061

Liabilities
Designated foreign currency hedge contracts	$—	$50	$—	$50
Non-designated foreign currency hedge contracts	—	63	—	63
Contingent consideration	—	—	21,063	21,063
Total	$—	$113	$21,063	$21,176
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

The level 3 fair value measurements of contingent consideration liabilities include the following significant unobservable inputs:

	Fair Value as of
	September 26, 2026	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$3,100	Monte Carlo Simulation Model	Discount rate	3.4%
			Projected fiscal year of payments	2028 - 2030
Event-based payment	$200	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2027 - 2028

	Fair Value as of
	March 28, 2026	Valuation Technique	Unobservable Input	Range

	(Dollars in Thousands)
Revenue-based payments	$3,076	Monte Carlo Simulation Model	Discount rate	3.4%
			Projected fiscal year of payments	2028 - 2030
Event-based payment	$390	Monte Carlo Simulation Model	Discount rate	5.8%
			Projected fiscal year of payment	2027 - 2028
	$17,597	Monte Carlo Simulation Model	Discount rate	3.0%
			Projected fiscal year of payment	2027
The fair value of contingent consideration associated with acquisitions was $3.3 million and $21.1 million as of September 26, 2026 and March 28, 2026, respectively. As of September 26, 2026, $0.2 million was included in other current liabilities and $3.1 million was included in other long-term liabilities. As of March 28, 2026, $17.6 million was included in other current liabilities and $3.4 million was included in other long-term liabilities.
During the second quarter of fiscal 2027, the Company paid $18.5 million of contingent consideration related to the achievement of certain milestones associated with the acquisition of Vivasure, which resulted in a loss of $0.8 million related to the earnout, which is included in selling, general and administrative expenses in the condensed consolidated statements of income.
A reconciliation of the change in the fair value of contingent consideration is included in the following table:

Contingent Consideration
(Dollars in Thousands)
Balance as of March 28, 2026	$21,063
Payment of contingent consideration	(18,463)
Change in fair value	700
Balance as of September 26, 2026	$3,300
Other Fair Value Disclosures
The fair value of the 2029 Notes was $800.6 million and $662.4 million as of September 26, 2026 and March 28, 2026, respectively, which were determined by using the market price on the last trading day of the reporting period and are considered as level 2 in the fair value hierarchy.
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

Plasma Patent Litigation
During the first quarter of fiscal 2026, the Company filed a complaint against Terumo BCT in U.S. District Court for the District of Colorado (1:25-cv-01409). The complaint alleges that Terumo BCT infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS® with YES® technology and NexSys PCS with Persona® technology. On June 26, 2025, Terumo filed a motion to dismiss. On July 17, 2025 and August 12, 2025, the Company filed amended complaints adding recently issued patents. On September 2, 2025, Terumo filed a partial motion to dismiss with prejudice claiming that the Company’s asserted patents were invalid under 35 U.S.C. section 101. Terumo filed nine inter partes and post-grant review petitions with the U.S. Patent and Trademark Office (PTO) seeking to invalidate the asserted patents. In October 2025, Terumo filed a motion to stay the district court proceedings pending resolution of the PTO petitions. All nine of the petitions were denied by the PTO, rendering moot the motion to stay. On June 24, 2026, Haemonetics and Terumo filed an amended joint disputed claim terms chart in which two Haemonetics patents were withdrawn from assertion in the litigation. On September 30, 2026, the District Court denied Terumo’s partial motion to dismiss. On October 14, 2026, Terumo filed an answer and counterclaim alleging infringement by the Company of certain of Terumo’s U.S. patents, alleging inequitable conduct and Walker Process antitrust violations.
During the second quarter of fiscal 2026, the Company filed a complaint against Fresenius Kabi USA LLC in U.S. District Court for the Northern District of Illinois (1:25-cv-08680). The complaint alleges that Fresenius Kabi infringes the Company’s intellectual property rights with respect to its donor-centric blood plasma collection patents, as embodied in the Company’s NexSys PCS with YES technology and NexSys PCS with Persona technology. In October 2025, the Company filed an amended complaint to add Fenwal Inc. and Fresenius Kabi AG as parties to the matter. In December 2025, Fenwal filed its answer and counterclaims, alleging non-infringement and invalidity of the Company’s asserted patents and alleging infringement by the Company of certain of Fenwal’s U.S. patents. In May 2026, Fenwal amended its counterclaim, alleging inequitable conduct and Walker Process antitrust violations. The Company has filed its answer, denying all counterclaims. In September and October 2026, the parties exchanged final infringement, invalidity, and unenforceability contentions, as well as responsive contentions. On October 20, 2026, the parties reached an agreement in principle to resolve the litigation at mediation. The parties continue to work toward a final resolution. On October 21, 2026, the parties jointly moved to stay the litigation, and on October 22, 2026, the court granted the motion and stayed all deadlines and proceedings.
While the Company will incur costs in the course of pursuing these claims, and the outcome of litigation is inherently uncertain, the Company believes this is a necessary and appropriate action to safeguard its innovations, protect its intellectual property, and further the growth and development of its business.
15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCL, net of tax, are as follows:

	Foreign Currency	Defined Benefit Plans	Net Unrealized Gain (Loss) on Derivatives	Total

	(Dollars in Thousands)
Balance as of March 28, 2026	$(39,332)	$746	$972	$(37,614)
Other comprehensive (loss) income before reclassifications(1)	(3,215)	—	2,332	(883)
Amounts reclassified from AOCL(1)	—	—	(220)	(220)
Balance as of September 26, 2026	$(42,547)	$746	$3,084	$(38,717)
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
Selected information by reportable segment is presented below:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Net revenues:
Apheresis	$204,805	$181,818	$396,123	$363,554
MedSurg	152,954	145,497	301,016	285,155
Total net revenues	$357,759	$327,315	$697,139	$648,709

Significant segment expenses and operating income:
Apheresis
Cost of goods sold	$88,456	$79,967	$172,587	$155,832
Selling, general and administrative	47,303	38,265	91,567	78,145
Research and development	6,647	6,170	13,025	12,986
Apheresis operating income	$62,399	$57,416	$118,944	$116,591
MedSurg
Cost of goods sold	$47,673	$49,318	$98,041	$99,534
Selling, general and administrative	63,770	57,966	128,930	120,289
Research and development	9,854	8,352	19,674	17,094
MedSurg operating income	$31,657	$29,861	$54,371	$48,238
Corporate and unallocated expenses
Amortization of acquired assets	$(10,403)	$(13,237)	$(20,607)	$(27,065)
Integration and transaction costs	(2,551)	(1,520)	(5,317)	(4,202)
Restructuring and restructuring related costs	215	(258)	(2,043)	(1,582)
Digital transformation costs	(5,405)	(5,054)	(11,568)	(10,409)
Other(1)	(792)	(8,717)	(1,202)	(9,208)
Operating income	75,120	58,491	132,578	112,363
Interest and other expense, net	(12,261)	(7,206)	(22,145)	(15,909)
Income before provision for income taxes	$62,859	$51,285	$110,433	$96,454
__________
(1)    Comprised of intangible asset impairments, litigation-related charges and remeasurement of contingent consideration for the three and six months ended September 26, 2026 and September 27, 2025.

Net revenues by business unit are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Apheresis
Plasma	$162,584	$139,614	$318,108	$284,688
Other	42,221	42,204	78,015	78,866
Apheresis net revenues	$204,805	$181,818	$396,123	$363,554

MedSurg
Interventional Technologies	$60,508	$59,073	$120,450	$117,556
Blood Management Technologies	92,446	86,424	180,566	167,599
MedSurg net revenues	$152,954	$145,497	$301,016	$285,155

Total net revenues	$357,759	$327,315	$697,139	$648,709
Depreciation and amortization, excluding impairment charges, by business unit are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Apheresis	$13,978	$13,882	$27,609	$27,794
MedSurg	13,782	14,373	27,262	29,219
Total depreciation and amortization (excluding impairment charges)	$27,760	$28,255	$54,871	$57,013
Long-lived assets, comprised of property, plant and equipment, by business unit are as follows:

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
Apheresis	$246,068	$246,042
MedSurg	61,853	59,719
Total long-lived assets	$307,921	$305,761
Long-lived assets, comprised of property, plant and equipment, by operating regions are as follows:

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
United States	$228,410	$224,699
Japan	817	916
Europe	31,784	32,080
Rest of Asia	29,712	30,833
Other	17,198	17,233
Total long-lived assets	$307,921	$305,761

Net revenues by operating regions are as follows:

	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
United States	$267,807	$240,089	$525,651	$482,493
Japan	16,092	18,011	28,950	31,659
Europe	46,611	42,965	92,140	83,847
Rest of Asia	23,663	22,567	43,826	44,215
Other	3,586	3,683	6,572	6,495
Total net revenues	$357,759	$327,315	$697,139	$648,709

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
Recent Developments
Revolving Credit Facility Repayment
In connection with the settlement of the convertible senior notes due in 2026, we borrowed $300.0 million under our revolving credit facility pursuant to our second amended and restated credit agreement. We repaid $50.0 million of the outstanding amount under the revolving credit facility during the first quarter of fiscal 2027 and repaid an additional $50.0 million on the revolving credit facility during the second quarter of fiscal 2027. As of September 26, 2026, $200.0 million remained outstanding under the revolving credit facility.
CSL Plasma Inc. Supply Agreement
On August 14, 2026, Haemonetics entered into a supply agreement with CSL Plasma Inc. (“CSL”) pursuant to which CSL may utilize our NexSys PCS® devices with Persona® PLUS technology and purchase related disposables in the United States. The supply agreement is non-exclusive and does not contain minimum purchase commitments. On October 8 2026, CSL announced that it expects to complete the rollout of Haemonetics’ devices and disposables under the supply agreement by the end of calendar year 2027, and CSL has informed us that it currently anticipates that the transition to Haemonetics devices and disposables will occur at all of CSL’s current U.S. plasma collection centers. The scope and timing of the rollout remain subject to change consistent with the terms of the supply agreement, and the implementation details for the rollout are to be determined by CSL and Haemonetics.

Financial Summary

	Three Months Ended			Six Months Ended
	September 26, 2026	September 27, 2025	Reported change	September 26, 2026	September 27, 2025	Reported change

	(Dollars in Thousands, Except Per Share Data)
Net revenues	$357,759	$327,315	9.3%	$697,139	$648,709	7.5%
Gross profit	$220,913	$194,744	13.4%	$423,716	$386,988	9.5%
% of net revenues	61.7%	59.5%		60.8%	59.7%
Operating expenses	$145,793	$136,253	7.0%	$291,138	$274,625	6.0%
Operating income	$75,120	$58,491	28.4%	$132,578	$112,363	18.0%
% of net revenues	21.0%	17.9%		19.0%	17.3%
Interest and other expense, net	$(12,261)	$(7,206)	70.1%	$(22,145)	$(15,909)	39.2%
Income before provision for income taxes	$62,859	$51,285	22.6%	$110,433	$96,454	14.5%
Provision for income taxes	$16,554	$12,601	31.4%	$31,118	$23,739	31.1%
% of pre-tax income	26.3%	24.6%		28.2%	24.6%
Net income	$46,305	$38,684	19.7%	$79,315	$72,715	9.1%
% of net revenues	12.9%	11.8%		11.4%	11.2%
Net income per share – basic	$1.02	$0.81	25.9%	$1.75	$1.52	15.1%
Net income per share – diluted	$1.00	$0.81	23.5%	$1.72	$1.51	13.9%
Net revenues increased 9.3% and 7.5%, respectively, during the three and six months ended September 26, 2026 as compared with the same periods of fiscal 2026. This was primarily attributable to revenue increases in Apheresis, driven by volume growth and share gains within the Plasma franchise, and revenue increases in MedSurg, driven by share gains in the Hemostasis Management and Transfusion Management product lines within the Blood Management Technologies franchise.
Operating income increased 28.4% and 18.0%, respectively, during the three and six months ended September 26, 2026 as compared with the same periods of fiscal 2026. The increase during the three and six months ended September 26, 2026 was primarily due to favorable product mix across all business units, as well as decreased amortization of fair value inventory step-up related to the acquisition of Advanced Cooling Therapy, Inc., d/b/a Attune Medical (“Attune Medical”) and a decrease in impairment of intangible assets.
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

Results of Operations
Net Revenues by Geography

	Three Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
United States	$267,807	$240,089	11.5%	—%	11.5%
International	89,952	87,226	3.1%	(1.6)%	4.7%
Total net revenues	$357,759	$327,315	9.3%	(0.4)%	9.7%

	Six Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change (1)

	(Dollars in Thousands)
United States	$525,651	$482,493	8.9%	—%	8.9%
International	171,488	166,216	3.2%	(0.4)%	3.6%
Net revenues	$697,139	$648,709	7.5%	(0.1)%	7.6%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Our principal operations are in the United States, Europe, Japan and other parts of Asia. We market and sell our products in approximately 90 countries through a combination of our direct sales force and independent distributors. During the three and six months ended September 26, 2026, our revenue generated outside the U.S. was 25.1% and 24.6%, respectively, of total net revenues, as compared with 26.6% and 25.6%, respectively, during the three and six months ended September 27, 2025. International sales are generally conducted in local currencies, primarily Japanese Yen, Euro and Chinese Yuan. Our results of operations are impacted by changes in foreign exchange rates, particularly in the value of the Yen, Euro and Yuan, relative to the U.S. Dollar. We have placed foreign currency hedges on certain foreign currencies to mitigate our exposure to foreign currency fluctuations.
Please see the section entitled “Foreign Exchange” in this discussion for a more complete explanation of how foreign currency affects our business and our strategy for managing this exposure.

Net Revenues by Business Unit

	Three Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Apheresis
Plasma	$162,584	$139,614	16.5%	(0.6)%	17.1%
Other(2)	42,221	42,204	—%	(0.2)%	0.2%
Apheresis net revenues	$204,805	$181,818	12.6%	(0.6)%	13.2%

MedSurg
Interventional Technologies(3)	$60,508	$59,073	2.4%	(0.8)%	3.2%
Blood Management Technologies(4)	92,446	86,424	7.0%	—%	7.0%
MedSurg net revenues	$152,954	$145,497	5.1%	(0.4)%	5.5%

Total net revenues	$357,759	$327,315	9.3%	(0.4)%	9.7%

	Six Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Apheresis
Plasma	$318,108	$284,688	11.7%	(0.3)%	12.0%
Other(2)	78,015	78,866	(1.1)%	0.1%	(1.2)%
Apheresis net revenues	$396,123	$363,554	9.0%	(0.1)%	9.1%

MedSurg
Interventional Technologies(3)	$120,450	$117,556	2.5%	(0.5)%	3.0%
Blood Management Technologies(4)	180,566	167,599	7.7%	0.2%	7.5%
MedSurg net revenues	$301,016	$285,155	5.6%	(0.1)%	5.7%

Total net revenues	$697,139	$648,709	7.5%	(0.1)%	7.6%
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
(4)    Blood Management Technologies includes Hemostasis Management, Cell Salvage and Transfusion Management product lines of the MedSurg business unit.
Apheresis
Apheresis revenue increased by 12.6% and 9.0%, respectively, on an as reported basis and by 13.2% and 9.1%, respectively, without the effect of foreign exchange during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increases were primarily driven by volume growth and share gains within the Plasma franchise.
MedSurg
MedSurg revenue increased by 5.1% and 5.6%, respectively, on an as reported basis and by 5.5% and 5.7%, respectively, without the effect of foreign exchange during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increases were driven by higher market expansion in the Vascular Closure product line within the Interventional Technologies franchise, and by increased volume and share gains in the Hemostasis Management and Transfusion Management product lines within the Blood Management Technologies franchise.

Gross Profit

	Three Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Gross profit	$220,913	$194,744	13.4%	(1.6)%	15.0%
% of net revenues	61.7%	59.5%

	Six Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Gross profit	$423,716	$386,988	9.5%	(0.8)%	10.3%
% of net revenues	60.8%	59.7%
__________
(1)    Constant currency growth, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Gross profit increased by 13.4% and 9.5%, respectively, on an as reported basis and by 15.0% and 10.3%, respectively, without the effect of foreign exchange during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increase was driven primarily by tariff refunds received, the continued transformation of the product portfolio to higher margin offerings and the absence of fair value inventory step-up amortization.

Operating Expenses

	Three Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Research and development	$17,029	$14,872	14.5%	(0.2)%	14.7%
% of net revenues	4.8%	4.5%
Selling, general and administrative	$118,361	$101,615	16.5%	(1.2)%	17.7%
% of net revenues	33.1%	31.0%
Amortization of acquired intangible assets	$10,403	$11,182	(7.0)%	(0.3)%	(6.7)%
% of net revenues	2.9%	3.4%
Impairment of intangible assets	$—	$8,584	(100.0)%	—%	(100.0)%
% of net revenues	—%	2.6%
Total operating expenses	$145,793	$136,253	7.0%	—%	7.0%
% of net revenues	40.8%	41.6%

	Six Months Ended
	September 26, 2026	September 27, 2025	Reported change	Currency impact	Constant currency change(1)

	(Dollars in Thousands)
Research and development	$33,229	$31,133	6.7%	0.1%	6.6%
% of net revenues	4.8%	4.8%
Selling, general and administrative	$237,302	$212,334	11.8%	(0.1)%	11.9%
% of net revenues	34.0%	32.7%
Amortization of acquired intangible assets	$20,607	$22,574	(8.7)%	0.1%	(8.8)%
% of net revenues	3.0%	3.5%
Impairment of intangible assets	$—	$8,584	(100.0)%	—%	(100.0)%
% of net revenues	—%	1.3%
Total operating expenses	$291,138	$274,625	6.0%	0.4%	5.6%
% of net revenues	41.8%	42.3%
__________
(1)    Constant currency change, a non-GAAP financial measure, measures the change in revenue between the current and prior year periods using a constant currency. See “Management’s Use of Non-GAAP Measures.”
Research and Development
Research and development expenses increased by 14.5% and 6.7%, respectively, on an as reported basis and increased by 14.7% and 6.6%, respectively, without the effect of foreign exchange during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increase was primarily due to higher personnel-related costs in the current year.
Selling, General and Administrative
SG&A expenses increased by 16.5% and 11.8%, respectively, on an as reported basis and increased by 17.7% and 11.9%, respectively, without the effect of foreign exchange during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increase was primarily due to higher personnel-related costs and freight charges.
Amortization of Acquired Intangible Assets
We recognized amortization expense related to our acquired intangible assets of $10.4 million and $20.6 million, respectively, during the three and six months ended September 26, 2026, as compared with $11.2 million and $22.6 million, respectively, during the three and six months ended September 27, 2025. The decreases were primarily due to certain intangible assets becoming fully amortized or being impaired during fiscal 2026.

Impairment of intangible assets
We recognized impairment charges of intangible assets of $8.6 million during both the three and six months ended September 27, 2025. The impairment charges were related to intellectual property associated with the HAS viscoelastic diagnostic devices, related assays and disposables.
Interest and Other Expense, Net
Interest and other expense, net increased by $5.1 million and $6.2 million, respectively, during the three and six months ended September 26, 2026, as compared with the same periods of fiscal 2026. The increase was primarily due to increase interest expense resulting from the borrowing of the revolving credit facility.
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
For the three and six months ended September 26, 2026, we reported income tax expense of $16.6 million and $31.1 million, respectively, representing an effective tax rate of 26.3% and 28.2%, respectively. The effective tax rate for the three months ended September 26, 2026 is primarily impacted by valuation allowances recorded against deferred tax assets in jurisdictions with losses from recent acquisitions. The effective tax rate for the six months ended September 26, 2026 includes $1.6 million of discrete tax expense, primarily related to stock compensation shortfalls.
For the three and six months ended September 27, 2025, the Company reported income tax expense of $12.6 million and $23.7 million, respectively, representing an effective tax rate of 24.6% in each period. The effective tax rates for the three and six months ended September 27, 2025 was primarily impacted related to stock compensation shortfalls.
The increase in the reported tax rate for the six months ended September 26, 2026, compared to the same period in fiscal 2026, relates primarily to the increase in net stock compensation shortfalls and the impact of losses incurred in certain jurisdictions for which no tax benefit was recognized.
Liquidity and Capital Resources
Resources
The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	September 26, 2026	March 28, 2026

	(Dollars in Thousands)
Cash and cash equivalents	$260,712	$245,440
Availability under revolving credit facilities(1)	$548,697	$448,697
Working capital	$554,689	$552,280
Current ratio	2.8	3.0
Net debt position(2)	$(863,049)	$(979,140)
Days sales outstanding	57	56
Inventory turnover	1.8	1.5
__________
(1)    Availability under our revolving credit facilities is reduced by borrowings on the revolving credit facilities of $200.0 million as of September 26, 2026 and by eligible outstanding letters of credit allowable of $1.3 million as of September 26, 2026 and March 28, 2026, respectively.
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

As of September 26, 2026, we had $260.7 million in cash and cash equivalents, the majority of which is held in the U.S. or in countries from which it can be repatriated to the U.S.
Convertible Senior Notes
As of September 26, 2026, the $700.0 million principal balance of the 2029 Notes was netted down by $9.5 million of remaining debt issuance costs, resulting in a net convertible note payable of $690.5 million. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed or repurchased. As of September 26, 2026, the 2029 Notes were not convertible. Interest expense related to the 2029 Notes was $5.2 million and $10.5 million, respectively, for the three and six months ended September 26, 2026, which includes nominal interest expense and the amortization of the debt issuance costs. For further discussion on the 2029 Notes, refer to Note 12, Notes Payable and Long-Term Debt within these condensed consolidated financial statements.
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
As of September 26, 2026, $235.9 million was outstanding under the term loan with an effective interest rate of 6.0%. In connection with the settlement of the convertible notes due in 2026, we borrowed $300.0 million under the revolving credit facility. During the first half of fiscal 2027, we repaid $100.0 million of the outstanding amount under the revolving credit facility, and as of September 26, 2026, $200.0 million remained outstanding under the revolving credit facility.
We also had $18.0 million of uncommitted operating lines of credit to fund its global operations under which there were no outstanding borrowings as of September 26, 2026.
We have scheduled principal payments of $4.7 million required during the remainder of fiscal 2027 related to our term loan.
2025 Share Repurchase Program
In April 2025, our Board approved a new three-year share repurchase program authorizing the repurchase of up to $500.0 million of our common stock, based on market conditions, through April 2028. During fiscal 2026, the Company repurchased 3,009,834 shares for $175.0 million at an average price per share upon settlement of $58.14. As of September 26, 2026, the total remaining authorization for repurchases of our common stock under the share repurchase program was $325.0 million.
Market and Regional Alignment Initiative
In May 2025, our Board approved a new market and regional alignment initiative and delegated authority to management to determine the details of the specific actions that will comprise the initiative. This strategic initiative is designed to improve operational performance and reduce costs by directing our resources toward the markets and geographies that offer the greatest growth and portfolio advancement opportunities. We recognized de minimis reversals of previously incurred costs during the three months ended September 26, 2026 and incurred restructuring and restructuring related costs of $2.2 million during the six months ended September 26, 2026. Total cumulative charges under the market and regional alignment initiative are $7.9 million as of September 26, 2026.

Cash Flows

	Six Months Ended
	September 26, 2026	September 27, 2025

	(Dollars in Thousands)
Net cash provided by (used in):
Operating activities	$180,423	$128,716
Investing activities	(46,521)	(63,468)
Financing activities	(119,139)	(78,994)
Effect of exchange rate changes on cash and cash equivalents(1)	509	3,409
Net change in cash and cash equivalents	$15,272	$(10,337)
__________
(1)    The balance sheet is affected by spot exchange rates used to translate local currency amounts into U.S. Dollars. In accordance with U.S. GAAP, we have eliminated the effect of foreign currency throughout our cash flow statement, except for its effect on our cash and cash equivalents.
Operating Cash Flows
Net cash provided by operating activities increased by $51.7 million during the six months ended September 26, 2026, as compared with the same period of fiscal 2026. Cash flows from operations for the fiscal 2027 period included net income of $79.3 million, adjusted for non-cash depreciation and amortization of $54.9 million, share-based compensation expense of $19.5 million, and cash inflows for working capital of $18.1 million. The fiscal 2026 period included cash flows for net income of $72.7 million, adjusted for non-cash depreciation and amortization of $57.0 million, share-based compensation expense of $16.9 million, and impairment charges of $8.6 million, partially offset by an increase in cash outflows for working capital of $24.9 million.
Investing Cash Flows
Net cash used in investing activities decreased by $16.9 million during the six months ended September 26, 2026, as compared with the same period of fiscal 2026. The fiscal 2027 period included cash outflows for capital expenditures of $22.7 million, non-cash transfers from inventory of $15.7 million, and outflows of $9.0 million for strategic investments. The fiscal 2026 period included cash outflows for strategic investments of $22.5 million, non-cash transfers from inventory of $29.1 million, and $8.8 million of capital expenditures.
Financing Cash Flows
Net cash used in financing activities increased by $40.1 million during the six months ended September 26, 2026, as compared with the same period of fiscal 2026. The fiscal 2027 period included cash outflows of $100.0 million for repayment on our revolving credit facility, $17.6 million of contingent consideration payments, $3.9 million of employee equity award settlements and $3.1 million for repayments of term loan borrowings. The fiscal 2026 period included cash outflows of $75.0 million for share repurchases, $4.8 million of employee equity award settlements, and $3.1 million of repayments of term loan borrowings.
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
•Demand for and market acceptance risks for new and existing products, including material reductions in purchasing from, delays in or changes to planned conversions to our products by, or loss of a significant customer;
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
Foreign Exchange Risk
Our reporting currency is the U.S. Dollar, however, during the three months ended September 26, 2026 and September 27, 2025, 25.1% and 26.6%, respectively, of our sales were generated outside the U.S., and during the six months ended September 26, 2026 and September 27, 2025, 24.6% and 25.6%, respectively, of our sales were generated outside of the U.S., generally in foreign currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Our primary foreign currency exposures relate to sales denominated in Japanese Yen, Euro and Chinese Yuan. We also have foreign currency exposure related to manufacturing and other operational costs denominated in Swiss Francs, Canadian Dollars, Mexican Pesos and Malaysian Ringgit. The Yen, Euro and Yuan sales exposure is partially mitigated by costs and expenses for foreign operations and sourcing products denominated in foreign currencies.
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

We estimate the change in the fair value of all forward contracts assuming both a 10% strengthening and weakening of the U.S. Dollar relative to all other major currencies. As of September 26, 2026, in the event of a 10% strengthening of the U.S. Dollar, the change in fair value of all forward contracts would result in a $4.1 million increase in the fair value of the forward contracts, whereas a 10% weakening of the U.S. Dollar would result in a $5.1 million decrease in the fair value of the forward contracts.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our credit facilities, all of which is variable rate debt. Total outstanding debt under our senior unsecured term loan as of September 26, 2026 was $235.9 million with an effective interest rate of 6.0% based on prevailing Term SOFR rates. An increase of 100 basis points in Term SOFR rates would result in additional annual interest expense of $2.9 million. As of September 26, 2026, the notional amount on our two active interest rate swap agreements to effectively convert borrowings under our 2024 Revised Credit Facilities from a variable rate to a fixed rate were $196.7 million. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges.
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
As part of our business development strategy, we maintain strategic investments in certain entities. The carrying value of our strategic investments was $23.4 million as of September 26, 2026 and $19.2 million as of March 28, 2026. These investments are included within other long-term assets in our condensed consolidated balance sheets.
During the three and six months ended September 26, 2026, we recognized $1.4 million and $2.4 million, respectively, in losses related to an equity method investment, which reduced the carrying value of the investment accordingly. Other than this adjustment, we did not record any material adjustments to the carrying value of its strategic investments during the three and six months ended September 26, 2026 or September 27, 2025. For further discussion, refer to Note 3, Acquisitions and Strategic Investments within these condensed consolidated financial statements.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation, as of September 26, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2026.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 26, 2026, none of our directors or officers (as defined under Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted or terminated trading arrangements for the sale of shares of our common stock.

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

101*
The following materials from Haemonetics Corporation on Form 10-Q for the quarter ended September 26, 2026 formatted in inline Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Document filed with this report.

**	Document furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAEMONETICS CORPORATION

November 5, 2026	By:	/s/ Christopher A. Simon
Christopher A. Simon, President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	By:	/s/ James C. D’Arecca
James C. D’Arecca, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)